Form 10-Q
period 2000-06-30
CNB FINANCIAL SERVICES INC
filed 2000-08-25
CIK 1113336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         Commission file number 0-30665

                          CNB Financial Services, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)



    United States of America                            55-0773918
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


212 S. Washington Street, Berkeley Springs, WV             25411
----------------------------------------------           ----------
  (Address of principal executive offices)               (Zip Code)


Issuer's telephone number, (304) 258-1520
                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [ ] NO [X]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock $1 par value, 12,000 shares outstanding as of August 4, 2000

                          CNB FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS

                                                                            PAGE

PART 1:  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Independent Accountant's Report.............................  3

                 Statement of Financial Condition as of
                     June 30, 2000 (Unaudited)...............................  4

                 Statement of Changes in Stockholders' Equity From the date of incorporation through June 30, 2000 (Unaudited)......  5

                 Notes to Consolidated Financial Statements (Unaudited)......  6

         Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations for the Three
                     Months and Six Months ended June 30, 2000...............  7

         Item 3. Quantitative and Qualitative Disclosures about Market Risk
                     Not Applicable


PART II: OTHER INFORMATION

         Item 1. Legal  Proceedings.......................................... 21

         Item 2. Changes in Securities....................................... 21

         Item 3. Defaults Upon Senior Securities............................. 21

         Item 4. Submission of Matters to a Vote of Security Holders......... 21

         Item 5. Other Information........................................... 21

         Item 6. Exhibits and Reports on Form 8-K............................ 21

                 SIGNATURES.................................................. 21

                         INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
CNB Financial Services, Inc.
Berkeley Springs, West Virginia


        We have reviewed the accompanying statement of financial condition of CNB Financial Services, Inc. as of June 30, 2000 and the related statement of changes in stockholders' equity from the date of incorporation (March 20, 2000) through June 30, 2000. These financial statements are the responsibility of CNB Financial Services, Inc. management.

        We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

        Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.



                                         /s/ Smith Elliott Kearns & Company, LLC

                                        SMITH ELLIOTT KEARNS & COMPANY, LLC


Hagerstown, Maryland
August 4, 2000

                          CNB FINANCIAL SERVICES, INC.
                        STATEMENT OF FINANCIAL CONDITION


                                                              JUNE 30,
                    ASSETS                                      2000
                                                              --------
                                                            (Unaudited)
                                                              $     --
                                                              --------

          TOTAL ASSETS                                        $     --
                                                              ========


      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES

                                                              $     --
                                                              --------

         TOTAL LIABILITIES                                    $     --
                                                              --------



SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000  shares
       authorized; 12,000 shares outstanding                  $ 12,000
   Receivable from subscribed stock                            (12,000)
                                                              --------

         TOTAL SHAREHOLDERS' EQUITY                           $     --
                                                              --------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $     --
                                                              ========

The Notes to Financial Statements are an integral part of these statements.

                          CNB FINANCIAL SERVICES, INC.
            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

                                                                                         ACCUMULATED
                                                                                            OTHER           TOTAL
                                                 COMMON        CAPITAL      RETAINED    COMPREHENSIVE    SHAREHOLDERS'
                                                  STOCK        SURPLUS      EARNINGS        INCOME          EQUITY
                                                --------       -------      --------    -------------    -------------
BALANCE, MARCH 20, 2000 (1)                     $     --         $ --         $ --           $ --          $     --

Issuance of common stock                          12,000           --           --             --            12,000
Receivable for subscribed stock                  (12,000)          --           --             --           (12,000)
                                                --------         ----         ----           ----          --------

BALANCE, JUNE 30, 2000                          $     --         $ --         $ --           $ --          $     --
                                                ========         ====         ====           ====          ========

The Notes to Financial Statements are an integral part of these statements.

(1) Date of incorporation of CNB Financial Services, Inc.

Through June 30, 2000, CNB Financial Services, Inc. had no items of income or expense and no cash transactions.

                          CNB FINANCIAL SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Organization

         In March 2000, Citizens National Bank's (Bank) Board of Directors approved the formation of CNB Financial Services, Inc., (CNB) a financial services holding company. A special meeting of the Bank's shareholders was held on August 4, 2000 and the shareholders approved the Agreement and Plan of Merger between the Bank and CNB, whereby the Bank will become a wholly-owned subsidiary of CNB and the shareholders of the Bank will become shareholders of CNB. Each bank shareholder will receive two shares of CNB stock for each share of the Bank's common stock. The Bank has received approval of the reorganization from the Comptroller of the Currency and the Federal Reserve Bank of Richmond. Also, the Securities and Exchange Commission (SEC) declared the registration statement on Form S-4 related to the Agreement and Plan of Merger between the Bank and CNB effective on July 12, 2000. The merger is expected to close on August 31, 2000. The Bank has incurred and expensed all costs of start-up activities including activities related to organizing the new entity and filings with the SEC and Bank regulators.

Note 2.  Basis of Presentation

         In the opinion of CNB, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB financial condition as of June 30, 2000.

         The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q.

Note 3.  Shareholders' Equity

         CNB initially issued 12,000 shares of common stock, which are subscribed and unpaid. It is expected that these shares will be redeemed and canceled on or about August 31, 2000, concurrent with the closing of the merger with the Bank.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

GENERAL

         In March 2000, Citizens National Bank's (Bank) Board of Directors approved the formation of CNB Financial Services, Inc.(CNB), a financial services holding company. A special meeting of the Bank's shareholders was held on August 4, 2000 and the shareholders approved the Agreement and Plan of Merger between the Bank and CNB, whereby the Bank will become a wholly-owned subsidiary of CNB and the shareholders of the Bank will become shareholders of CNB. Each bank shareholder will receive two shares of CNB stock for each share of the Bank's common stock. The Bank has received approval of the reorganization from the Comptroller of the Currency and the Federal Reserve Bank of Richmond. Also, the Securities and Exchange Commission declared the registration statement on Form S-4 related to the Agreement and Plan of Merger between the Bank and CNB effective on July 12, 2000. The merger is expected to close on August 31, 2000. The Bank has incurred and expensed all costs of start-up activities including activities related to organizing the new entity and filings with the SEC and Bank regulators.

         The Bank is a national banking association which provides banking services to individuals and businesses. The Bank's primary regulators are the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC). On November 15, 1998, Citizens National Bank formed CNB Insurance Services, Inc., a wholly owned subsidiary. CNB Insurance Services, Inc. is a property and casualty insurance agency selling primarily personal lines of insurance.

         CNB had no financial transactions since its inception except for the subscription of $12,000 of common stock. See Note 3 of the Notes to Financial Statements. The following financial statements and discussion relate to the Bank, which will be the wholly-owned subsidiary of CNB. This discussion and analysis of the consolidated financial statements for the three and six months ended June 30, 2000 and 1999 is presented to provide insight into management's assessment of the Bank's financial results. This discussion may include forward-looking statements based upon management's expectations; actual results may differ. Amounts and percentages used in this discussion have been rounded. All average balances are based on monthly averages.

            CITIZENS NATIONAL BANK OF BERKELEY SPRINGS AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                           JUNE 30,                 DECEMBER 31,
                            ASSETS                                           2000                       1999
                                                                         ------------               ------------
                                                                          (Unaudited)
Cash and due from banks                                                  $  3,496,859               $  4,035,293
Federal funds sold                                                            493,722                         --
Securities available for sale
   (at approximate market value)                                           30,654,106                 31,186,678
Loans receivable, net                                                     100,873,436                 97,124,993
Loans held for sale                                                            85,000                     65,300
Accrued interest receivable                                                   872,300                    871,671
Foreclosed real estate (held for sale), net                                    66,938                     66,938
Premises and equipment, net                                                 3,234,132                  3,360,924
Deferred income taxes                                                         857,609                    849,721
Cash surrender value of life insurance                                        753,627                    670,734
Intangible assets                                                             118,195                    108,267
Other assets                                                                  170,640                    307,220
                                                                         ------------               ------------

          TOTAL ASSETS                                                   $141,676,564               $138,647,739
                                                                         ============               ============


                LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
        Demand                                                           $ 15,576,480               $ 15,653,259
        Interest-bearing demand                                            22,235,026                 22,942,904
        Savings                                                            15,726,415                 16,446,507
        Time, $100,000 and over                                            16,944,138                 18,042,001
        Other time                                                         56,435,525                 51,425,277
                                                                         ------------               ------------
                                                                         $126,917,584               $124,509,948
   Accrued interest payable                                                   892,707                    816,619
   Accrued expenses and other liabilities                                   1,184,294                  1,072,451
                                                                         ------------               ------------

         TOTAL LIABILITIES                                               $128,994,585               $126,399,018
                                                                         ------------               ------------

SHAREHOLDERS' EQUITY
   Common stock, $10 par value; 600,000  shares
       authorized; 229,024 shares outstanding                            $  2,290,240               $  2,290,240
   Capital surplus                                                          2,031,400                  2,031,400
   Retained earnings                                                        9,346,498                  8,818,791
   Accumulated other comprehensive income                                    (986,159)                  (891,710)
                                                                         ------------               ------------

         TOTAL SHAREHOLDERS' EQUITY                                      $ 12,681,979               $ 12,248,721
                                                                         ------------               ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $141,676,564               $138,647,739
                                                                         ============               ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

            CITIZENS NATIONAL BANK OF BERKELEY SPRINGS AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                                           THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                JUNE 30,                                  JUNE 30,
                                                     -------------------------------           ------------------------------
                                                        2000                 1999                 2000                1999
                                                     ----------           ----------           ----------          ----------
INTEREST INCOME
   Interest and fees on loans                        $2,177,280           $1,898,568           $4,280,690           $3,732,548
   Interest and dividends on securities
      United States Treasury securities                   6,309               18,142               12,583               40,005
      U.S. Government agencies and
         corporations                                   475,291              481,477              966,051              919,606
      State and political subdivisions                   15,509               43,273               42,279               95,037
      Other                                               3,890                3,889                3,890                4,316
   Interest on federal funds sold                        13,429               16,909               17,203               49,224
                                                     ----------           ----------           ----------           ----------
                                                     $2,691,708           $2,462,258           $5,322,696           $4,840,736
                                                     ----------           ----------           ----------           ----------
INTEREST EXPENSE
   Interest on interest bearing demand,              $1,274,632           $1,134,459           $2,510,472           $2,250,271
     savings and time deposits
   Interest on federal funds purchased                    2,243                  653                4,666                  653
                                                     ----------           ----------           ----------           ----------
                                                     $1,276,875           $1,135,112           $2,515,138           $2,250,924
                                                     ----------           ----------           ----------           ----------

           NET INTEREST INCOME                       $1,414,833           $1,327,146           $2,807,558           $2,589,812

PROVISION FOR LOAN LOSSES                                30,000               15,999               60,000               57,999
                                                     ----------           ----------           ----------           ----------

           NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES             $1,384,833           $1,311,147           $2,747,558           $2,531,813
                                                     ----------           ----------           ----------           ----------

NONINTEREST INCOME
   Service charges on deposit accounts               $   75,567           $   50,524           $  146,662           $  102,664
   Other service charges, commissions
      and fees                                           53,114               40,437              106,040               81,321
   Other operating income                                34,414               24,356               79,965               69,562
   Gain on demutualization of insurance company              --                   --              195,889                   --
   Net gain (loss) on sale of securities                 (9,695)               3,933               (9,695)               3,933
                                                     ----------           ----------           ----------           ----------
                                                     $  153,400           $  119,250           $  518,861           $  257,480
                                                     ----------           ----------           ----------           ----------
NONINTEREST EXPENSES
   Salaries                                          $  446,815           $  457,208           $  879,219           $  817,938
   Employee benefits                                    135,812              132,646              290,863              257,301
   Occupancy of premises                                 66,760               48,184              148,283               97,918
   Furniture and equipment expense                       66,414               67,037              134,251              132,916
   Other operating expenses                             331,428              309,580              718,728              601,722
                                                     ----------           ----------           ----------           ----------
                                                     $1,047,229           $1,014,655           $2,171,344           $1,907,795
                                                     ----------           ----------           ----------           ----------

            INCOME BEFORE INCOME TAXES               $  491,004           $  415,742           $1,095,075           $  881,498

PROVISION FOR INCOME TAXES                              197,092              138,325              402,470              291,029
                                                     ----------           ----------           ----------           ----------

            NET INCOME                               $  293,912           $  277,417           $  692,605           $  590,469
                                                     ==========           ==========           ==========           ==========

BASIC EARNINGS PER SHARE                             $     1.28           $     1.21           $     3.02           $     2.58
                                                     ==========           ==========           ==========           ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

            CITIZENS NATIONAL BANK OF BERKELEY SPRINGS AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

                                                                                          ACCUMULATED
                                                                                             OTHER          TOTAL
                                                      COMMON      CAPITAL     RETAINED   COMPREHENSIVE  SHAREHOLDERS'
                                                      STOCK       SURPLUS     EARNINGS       INCOME         EQUITY
                                                    ----------   ----------  ----------  -------------  -------------
BALANCE, DECEMBER 31, 1998                          $2,290,240   $2,031,400  $8,056,610   $   140,015    $12,518,265
Comprehensive income:
  Net income for 1999                                       --           --   1,220,229            --             --
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax
    of $632,348)                                            --           --          --    (1,031,725)            --
Total Comprehensive Income                                  --           --          --            --        188,504
Cash dividends ($2.00 per share)                                               (458,048)                    (458,048)
                                                    ----------   ----------  ----------   -----------    -----------

BALANCE, DECEMBER 31, 1999                          $2,290,240   $2,031,400  $8,818,791   $  (891,710)   $12,248,721
Comprehensive income:
  Net income for six months
     ended June 30, 2000                                    --           --     692,605            --             --
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax
    of $57,884)                                             --           --          --       (94,449)            --
Total Comprehensive Income                                  --           --          --            --        598,156
Cash dividends ($.72 per share)                                                (164,898)                    (164,898)
                                                    ----------   ----------  ----------   -----------    -----------

BALANCE, JUNE 30, 2000                              $2,290,240   $2,031,400  $9,346,498   $  (986,159)   $12,681,979
                                                    ==========   ==========  ==========   ===========    ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

            CITIZENS NATIONAL BANK OF BERKELEY SPRINGS AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                              ------------------------------------
                                                                                 2000                     1999
                                                                              -----------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $   692,605             $    590,469
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                127,329                  125,179
     Provision for loan losses                                                     60,000                   57,999
     Deferred income taxes                                                         50,000                        -
     Net (gain) loss on sale of securities                                          9,695                   (3,933)
     (Gain) on demutualization of insurance company                              (195,889)                       -
     Loss on abandonment of fixed assets                                           55,254                        -
     Net (increase) in loans held for sale                                        (19,700)                       -
     (Increase) in accrued interest receivable                                       (629)                 (43,870)
     Decrease  in other assets                                                    127,041                  127,589
     Increase in accrued interest payable                                          76,088                   27,835
     (Increase) in cash surrender value on life insurance in excess
          of premiums paid                                                        (33,000)                      --
     Increase (decrease) in accrued expenses and other liabilities                111,843                   (5,981)
     Amortization of deferred loan (fees) cost                                     21,186                       --
     (Accretion) of premium and discount on investments                              (748)                  (1,539)
                                                                              -----------             ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                            $ 1,081,075             $    873,748
                                                                              -----------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) in loans                                                  $(4,856,974)            $ (4,844,782)
     Proceeds from sale of loans                                                1,027,345                       --
     Proceeds from sales of securities                                          1,981,168                2,600,438
     Proceeds from maturities of securities                                       620,000                7,545,000
     Purchases of securities                                                   (2,033,992)             (12,238,836)
     Purchases of premises and equipment                                          (56,179)                 (60,867)
     Net (increase) decrease in federal funds sold                               (493,722)               1,686,357
     Premiums paid on life insurance                                              (49,893)                  (5,921)
                                                                              -----------             ------------
         NET CASH (USED IN) INVESTING ACTIVITIES                              $(3,862,247)            $ (5,318,611)
                                                                              -----------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) increase in demand and savings deposits                    $(1,504,749)            $    876,984
    Net increase in time deposits                                               3,912,385                4,024,950
    Cash dividends paid                                                          (164,898)                (160,317)
                                                                              -----------             ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                            $ 2,242,738             $  4,741,617
                                                                              -----------             ------------
         NET INCREASE (DECREASE)  IN CASH AND
              CASH EQUIVALENTS                                                $  (538,434)            $    296,754
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  4,035,293                2,862,300
                                                                              -----------             ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $ 3,496,859             $  3,159,054
                                                                              ===========             ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period:
               Interest                                                       $ 2,435,123             $  2,222,435
               Income taxes                                                   $   266,000             $    260,000


The Notes to Consolidated Financial Statements are an intregral part of these statements.

                      CITIZENS NATIONAL BANK AND SUBSIDARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

         In the opinion of Citizens National Bank of Berkeley Springs (the
         Bank), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Bank's financial condition as of June 30, 2000 and the results of operations for the three months and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB. These financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Bank's Annual Report for the year ended December 31, 1999.

Note 2.  Securities Available for Sale

         The amortized cost and estimated market value of debt securities at June 30, 2000 and December 31, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

         Securities available for sale are summarized as follows:

                                                                   JUNE 30, 2000                               WEIGHTED
                                         --------------------------------------------------------------        AVERAGE
                                                                GROSS         GROSS          ESTIMATED           TAX
                                          AMORTIZED          UNREALIZED     UNREALIZED         FAIR           EQUIVALENT
                                            COST                GAINS         LOSSES           VALUE             YIELD
                                         -----------         ----------     ----------      -----------       ----------
Available for sale:
    U.S. Treasury securities
       After 1 but within 5 years        $   400,566             $ --       $    2,441      $   398,125          6.77%
                                         -----------             ----       ----------      -----------          ----

    U.S. Government agencies
       and corporations
       Within 1 year                     $        --             $ --       $       --      $        --            --
       After 1 but within 5 years          6,946,956               --          305,876        6,641,080          6.36
       After 5 but within 10 years        23,534,458               --        1,271,780       22,262,678          6.66
                                         -----------             ----       ----------      -----------          ----
                                         $30,481,414             $ --       $1,577,656      $28,903,758          6.59
                                         -----------             ----       ----------      -----------          ----

    States and political subdivision
       Within 1 year                             $ -             $ --       $       --      $        --             -
       After 1 but within 5 years            770,497              342            2,724          768,115          6.99
       After 5 but within 10 years           362,566               --            5,636          356,930          7.86
       After 10 years                        100,000               --            2,472           97,528          8.72
                                         -----------             ----       ----------      -----------          ----
                                         $ 1,233,063             $342       $   10,832      $ 1,222,573          7.38
                                         -----------             ----       ----------      -----------          ----

    Federal Reserve Bank stock               129,650               --               --          129,650          6.00
                                         -----------             ----       ----------      -----------          ----
                                         $   129,650             $ --       $       --      $   129,650          6.00
                                         -----------             ----       ----------      -----------          ----

Total securities available for sale      $32,244,693             $342       $1,590,929      $30,654,106          6.62%
                                         ===========             ====       ==========      ===========          ----

                                                                 DECEMBER 31, 1999                             WEIGHTED
                                         --------------------------------------------------------------        AVERAGE
                                                                GROSS         GROSS          ESTIMATED           TAX
                                          AMORTIZED          UNREALIZED     UNREALIZED         FAIR           EQUIVALENT
                                            COST                GAINS         LOSSES           VALUE             YIELD
                                         -----------         ----------     ----------      -----------       ----------
Available for sale:
    U.S. Treasury securities
       After 1 but within 5 years        $   400,699           $   51       $       --      $   400,750          6.77%
                                         -----------           ------       ----------      -----------          ----

    U.S. Government agencies
       and corporations
       Within 1 year                     $   250,000           $   --       $    1,094      $   248,906          5.00
       After 1 but within 5 years          4,499,367               --          181,006        4,318,361          6.25
       After 5 but within 10 years        25,230,736               --        1,250,698       23,980,038          6.60
                                         -----------           ------       ----------      -----------          ----
                                         $29,980,103           $   --       $1,432,798      $28,547,305          6.53
                                         -----------           ------       ----------      -----------          ----

    States and political subdivision
       Within 1 year                     $   620,637           $6,466       $       --      $   627,103          9.68
       After 1 but within 5 years          1,030,759            2,742            2,237        1,031,264          7.41
       After 5 but within 10 years           363,085               --            8,694          354,391          7.86
       After 10 years                        100,000               --            3,785           96,215          8.72
                                         -----------           ------       ----------      -----------          ----
                                         $ 2,114,481           $9,208       $   14,716      $ 2,108,973          8.22
                                         -----------           ------       ----------      -----------          ----

    Federal Reserve Bank stock           $   129,650           $   --       $       --      $   129,650          6.00
                                         -----------           ------       ----------      -----------          ----

Total securities available for sale      $32,624,933           $9,259       $1,447,514      $31,186,678          6.64%
                                         ===========           ======       ==========      ===========          ----



         The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $9,716,791 at June 30, 2000 and $9,467,490 at December 31, 1999.

         Proceeds from sales of securities available for sale (excluding maturities) during the six months ended June 30, 2000 and the year ended December 31, 1999 were $1,981,168 and $7,290,995, respectively. Gross gains (losses) of $5,965 and $(15,660) during the six months ended June 30, 2000 and $15,829 and $(20,091) for the year ended December 31, 1999 were realized on the respective sales.

Note 3.  Loans Receivable

         Major classifications of loans at June 30, 2000 and December 31, 1999, were as follows:

                                           JUNE 30,            DECEMBER 31,
                                             2000                  1999
                                         ------------          -----------
Real estate                              $ 62,606,089          $61,624,632
Commercial real estate                     10,096,955            9,568,985
Consumer                                   23,189,624           21,778,574
Commercial                                  6,013,642            5,184,988
Overdrafts                                     39,557               28,121
                                         ------------          -----------
                                         $101,945,867          $98,185,300
Net deferred loan fees,
    premiums and discounts                     88,872               87,539
Allowance for loan losses                  (1,161,303)          (1,147,846)
                                         ------------          -----------
                                         $100,873,436          $97,124,993
                                         ============          ===========

         An analysis of the allowance for possible loan losses were as follows:

                                                    JUNE 30,                    DECEMBER 31,
                                         ------------------------------         ------------
                                            2000                1999                1999
                                         ----------          ----------          ----------
Balance, Beginning                       $1,147,846          $1,122,155          $1,122,155
    Provision charged to
        operations                           60,000              57,999             117,999
    Recoveries                               10,222              14,811              26,270
    Loans charged off                       (56,765)            (35,125)           (118,578)
                                         ----------          ----------          ----------
Balance, Ending                          $1,161,303          $1,159,840          $1,147,846
                                         ==========          ==========          ==========



         Loans are placed in nonaccrual status when, in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. A summary of nonaccrual loans is as follows:

                                                    JUNE 30,                    DECEMBER 31,
                                         ------------------------------         ------------
                                            2000                1999                1999
                                         ----------          ----------          ----------
Real estate loans                        $       --          $       --          $       --
Consumer loans                               26,644              18,885              22,157
Commercial loans                                 --                   -                  --
                                         ----------          ----------          ----------
                                         $   26,644          $   18,885          $   22,157
                                         ==========          ==========          ==========


         Proceeds from sale of loans during the six months ended June 30, 2000 and the year ended December 31, 1999 were $1,027,345 and $0, respectively. There were no gains or losses on sale of loans.

Note 4.  Shareholders' Equity

         Basic earnings and dividends per share have been computed based on 229,024 weighted average number of shares outstanding in 2000 and 1999.

Note 5.  Formation of CNB Financial Services, Inc.

         In March 2000, the Bank's Board of Directors approved the formation of CNB Financial Services, Inc., a financial services holding company. A special meeting of the Bank's shareholders will be held on August 4, 2000 for the shareholders to vote on an Agreement and Plan of Merger between the Bank and CNB Financial Services, Inc., whereby the Bank will become a wholly-owned subsidiary of CNB Financial Services, Inc. and the shareholders of the Bank will become shareholders of CNB Financial Services, Inc. If the reorganization is approved, each bank shareholder will receive two shares of CNB Financial Services, Inc. stock for each share of the Bank's common stock. The Bank has received approval of the reorganization from the Comptroller of the Currency and the Federal Reserve Bank of Richmond. Also, the Securities and Exchange Commission declared the registration statement on Form S-4 related to the Agreement and Plan of Merger between the Bank and CNB Financial Services, Inc. effective on July 12, 2000.

Note 6. Time Deposits

         At June 30, 2000, the scheduled maturities of time deposits are as follows:

                                         TIME DEPOSITS           ALL TIME
                                       $100,000 AND OVER         DEPOSITS
                                       -----------------       -----------
Within 3 months                           $ 1,207,532          $ 7,868,113
3 months thru 6 months                      1,664,965            6,936,249
6 months thru 12 months                     2,044,425            7,838,948
Over 12 months                             12,027,216           50,736,353
                                          -----------          -----------
                                          $16,944,138          $73,379,663
                                          ===========          ===========

Note 7.  Gain on Demutualization of Insurance Company

         The Bank owns several life insurance policies which were issued by a mutual insurance company. In January 2000, the insurance company demutualized and converted to a stock company. The Bank received stock from the insurance company as part of the demutualization. There was no direct effect on the Bank's interest as a policy holder. The receipt of the stock was accounted for at fair value with a gain recognized in income from continuing operations.

EARNINGS SUMMARY

          Net income for the three months ended June 30, 2000 was $294,000, or $1.28 per share compared to $277,000 or $1.21 per share for the same period in 1999. Annualized return on average assets and average equity were .84% and 9.27% respectively, for the three months ended June 30, 2000 compared with .84% and 8.80%, respectively, for the three months ended June 30, 1999.

          Net income for the six months ended June 30, 2000 was $693,000, or $3.02 per share compared to $590,000 or $2.58 per share for the same period in 1999. Annualized return on average assets and average equity were .99% and 11.02% respectively, for the six months ended June 30, 2000 compared with .88% and 9.32%, respectively, for the six months ended June 30, 1999. The factors influencing the Bank's results of operations are addressed in the following sections of this report.

NET INTEREST INCOME

          Net interest income represents the primary component of the Bank's earnings. It is the difference between interest and fee income related to earning assets and interest expense incurred to carry interest-bearing liabilities. Net interest income is impacted by changes in the volume and mix of interest earning assets and interest bearing liabilities, as well as by changing interest rates. In order to manage these changes, their impact on net interest income and the risk associated with them, the Bank utilizes an ongoing asset/liability management program. This program includes analysis of the difference between rate sensitive assets and rate sensitive liabilities, earnings sensitivity to rate changes, and source and use of funds. A discussion of net interest income and the factors impacting it is presented below.

          Net interest income for the three months ended June 30, 2000 increased by $88,000 or 6.6% over the same period in 1999. Interest income for the three months ended June 30, 2000 increased by $230,000 or 9.3% compared to the same period in 1999, while interest expense increased by $142,000 or 12.5% during the three months ended June 30, 2000 as compared to the same period in the prior year.

          Net interest income for the six months ended June 30, 2000 increased by $218,000 or 8.4% over the same period in 1999. Interest income for the six months ended June 30, 2000 increased by $482,000 or 10.0% compared to the same period in 1999, while interest expense increased by $264,000 or 11.7% during the six months ended June 30, 2000 as compared to the same period in the prior year.

          Increased net interest income for the three and six month periods is attributable to a higher level of net interest earning assets and an increase in the net interest margin. Total interest income increased for the three and six month periods in 2000 compared to the same periods in 1999 as a result of an increase in the average balance of loans, which more than offset the decrease in the average balance of federal funds sold and investment securities. Total interest expense increased for the three and six month periods in 2000 compared to the same periods in 1999 as a result of an increase in the average balance of time deposits and NOW accounts and an increase in the average rates earned thereon.

          The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities. Net interest margin increased slightly in 2000 from 1999. See Table 1 and Table 2 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential.

     TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                                JUNE 30, 2000                           JUNE 30, 1999
                                                     -----------------------------------    ------------------------------------
                                                        QTR                                    QTR
                                                      AVERAGE        QTR          YIELD/     AVERAGE         QTR          YIELD/
                                                      BALANCE      INTEREST        RATE (4)  BALANCE       INTEREST        RATE (4)
                                                     -----------------------------------    ------------------------------------
                                                                               (IN THOUSANDS OF DOLLARS)
Interest earning assets:
   Federal funds sold                                $    295       $   13          6.15%   $  1,111        $   17         6.12%
   Securities:
     Taxable                                           29,939          489          6.53      32,454           504         6.21
     Tax-exempt (1)                                       973           12          7.47       3,460            43         7.53
   Loans (net of unearned interest) (2)               101,608        2,086          8.21      89,839         1,814         8.08
                                                     -----------------------------------    -----------------------------------
       Total interest earning assets (1)             $132,815       $2,600          7.83%   $126,864        $2,378         7.50%
                                                     -----------------------------------    -----------------------------------

Nonearning assets:
   Cash and due from banks                           $  3,477                               $  3,412
   Bank premises and equipment, net                     3,243                                  3,442
   Other assets                                         2,206                                  2,140
   Allowance for loan losses                           (1,176)                                (1,155)
                                                     --------                               --------
       Total assets                                  $140,565                               $134,703
                                                     ========                               ========

Interest bearing liabilities:
   Savings deposits                                  $ 16,310       $   82          2.01%   $ 17,692        $   95         2.15%
   Time deposits                                       71,682        1,031          5.75      65,286           901         5.52
   NOW accounts                                        17,377          133          3.06      17,194           100         2.33
   Money market accounts                                5,128           29          2.26       5,657            38         2.69
   Borrowings                                             126            2            --          49             1           --
                                                     -----------------------------------    -----------------------------------
       Total interest bearing liabilities            $110,623       $1,277          4.62%   $105,878        $1,135         4.29%
                                                     -----------------------------------    -----------------------------------

Noninterest bearing liabilities:
   Demand deposits                                   $ 16,081                               $ 14,676
   Other liabilities                                    1,180                                  1,513
   Shareholders' equity                                12,681                                 12,636
                                                     --------                               --------
       Total liabilities and
          shareholders' equity                       $140,565                               $134,703
                                                     ========                               ========

                                                                    ------                                  ------
Net interest income (1)                                             $1,323                                  $1,243
                                                                    ======                                  ======

Net interest spread (3)                                                             3.21%                                  3.21%
                                                                                    ====                                   ====

Net interest income to average
   interest earning assets (1)                                                      3.76%                                  3.69%
                                                                                    ====                                   ====

(1) Yields are expressed on a tax equivalent basis using a 34% tax rate.

(2) For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.

(3) Net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4) Yields/Rates are expressed on annualized basis.

     TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                                JUNE 30, 2000                           JUNE 30, 1999
                                                     -----------------------------------    ------------------------------------
                                                        YTD                                    YTD
                                                      AVERAGE        YTD          YIELD/     AVERAGE         YTD          YIELD/
                                                      BALANCE      INTEREST        RATE (4)  BALANCE       INTEREST        RATE (4)
                                                     -----------------------------------    ------------------------------------
                                                                               (IN THOUSANDS OF DOLLARS)

Interest earning assets:
   Federal funds sold                                $    161       $   17          5.84%   $  2,021       $    49         4.85%
   Securities:
     Taxable                                           30,506          990          6.49      30,950           964         6.23
     Tax-exempt (1)                                     1,235           35          5.67       3,765            95         5.05
   Loans (net of unearned interest) (2)               100,510        4,101          8.16      88,177         3,569         8.10
                                                     -----------------------------------    -----------------------------------
       Total interest earning assets (1)             $132,412       $5,143          7.77%   $124,913       $ 4,677         7.49%
                                                     -----------------------------------    -----------------------------------

Nonearning assets:
   Cash and due from banks                           $  3,142                                              $ 3,525
   Bank premises and equipment, net                     3,277                                                3,455
   Other assets                                         2,227                                                2,160
   Allowance for loan losses                           (1,170)                                              (1,142)
                                                     --------                               --------
       Total assets                                  $139,888                               $132,911
                                                     ========                               ========

Interest bearing liabilities:
   Savings deposits                                  $ 16,515       $  165          2.00%   $ 17,506       $   200         2.28%
   Time deposits                                       71,356        2,031          5.69      64,278         1,773         5.52
   NOW accounts                                        17,327          258          2.98      16,977           201         2.37
   Money market accounts                                4,997           56          2.24       5,674            76         2.68
   Borrowings                                             131            5          7.63          25             1           --
                                                     -----------------------------------    -----------------------------------
       Total interest bearing liabilities            $110,326       $2,515          4.56%   $104,460       $ 2,251         4.31%
                                                     -----------------------------------    -----------------------------------

Noninterest bearing liabilities:
   Demand deposits                                   $ 15,848                               $ 14,249
   Other liabilities                                    1,143                                  1,543
   Shareholders' equity                                12,571                                 12,659
                                                     --------                               --------
       Total liabilities and
          shareholders' equity                       $139,888                               $132,911
                                                     ========                               ========

                                                                    ------                                 -------
Net interest income (1)                                             $2,628                                 $ 2,426
                                                                    ======                                 =======

Net interest spread (3)                                                             3.21%                                  3.18%
                                                                                    ====                                   ====

Net interest income to average
   interest earning assets (1)                                                      3.76%                                  3.65%
                                                                                    ====                                   ====

(1) Yields are expressed on a tax equivalent basis using a 34% tax rate.

(2) For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.

(3) Net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4) Yields/Rates are expressed on annualized basis.

PROVISION FOR LOAN LOSSES

         The amount charged to provision for loan losses is based on Management's evaluation of the loan portfolio. Management determines the adequacy of the allowance for loan losses, based on past loan loss experience, current economic conditions and composition of the loan portfolio. The allowance for loan losses is the best estimate by management of the probable losses which have been incurred as of a balance sheet date.

         The provision for loan losses for the three months ended June 30, 2000 increased by $14,000 or 87.5% to $30,000 from $16,000 at June 30, 1999. The provision for loan losses for the six months ended June 30, 2000 increased by $2,000 or 3.5% to $60,000 from $58,000 at June 30, 1999. While loan quality remains good and past due and nonaccruals are minimal, management increased the provision for loan losses in 2000 to maintain a consistent ratio between the allowance for loan losses and loans outstanding. Management believes the allowance for loan losses to be adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require additional reserves as a result of their examination of the Bank. See "Nonperforming Assets and Allowance for Loan Losses" for further discussion.

NONINTEREST INCOME

         Noninterest income for the three months ended June 30, 2000 increased $34,000 or 28.6% to $153,000 from $119,000 in the second quarter of 1999.
Noninterest income for the six months ended June 30, 2000 increased $261,000 or 101.5% to $519,000 from $257,000 for the same time period in 1999. These increases were primarily due to a gain recognized on stock received from the demutualization of an insurance company of $196,000. The Bank received the stock in exchange for its previous membership interest as a participating policyholder. Also, service charges on deposit accounts, debit card fees and trust income slightly increased. Trust assets under management reached $19.4 million at June 30, 2000, a 15.5% increase from $16.8 million at June 30, 1999.

NONINTEREST EXPENSES

         Noninterest expenses for the three months ended June 30, 2000 increased $33,000 or 3.2% primarily due to increased occupancy expense and other operating expenses. Occupancy expense increased due to routine building repairs and maintenance. Other operating expenses increased due to professional fees associated with the formation of the holding company and debit card expenses.

         Noninterest expenses for the six months ended June 30, 2000 increased $264,000 or 13.8% to $2.2 million from $1.9 million for the first six months of 1999. The increases were primarily due to higher costs associated with salaries and benefits, occupancy of premises and other operating expenses. Salaries and employee benefits increases were the result of merit salary adjustments and additional pension expense. Occupancy of premises increased due to the painting of the Main Office building, routine building repairs and maintenance and the loss associated with the abandonment of fixed assets. Other operating expenses increased due to professional fees associated with the formation of the holding company, and FDIC insurance premium increase.

INCOME TAXES

         The Bank's provision for income taxes increased $59,000 or 42.5% to $197,000 for the three months ended June 30, 2000 and $111,000 or 38.3% to $402,000 for the six months ended June 30, 2000. The effective tax rates for the second quarter of 2000 and 1999 were 40.1% and 33.3%, respectively and for the first six months of 2000 and 1999 were 36.8% and 33.0%, respectively. The increase in the income tax provision in 2000 is attributable to higher taxable income. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities.

FINANCIAL CONDITION

         The Bank's total assets increased $3.0 million or 2.2% to $141.7 million from December 31, 1999 to June 30, 2000, due primarily to a $3.8 million increase in loans and a $494,000 increase in federal funds sold, which was partially offset by a $381,000 decrease in investment securities and a $690,000 decrease in cash and cash equivalents. The Bank's total liabilities increased $2.6 million or 2.1% to $129.0 million. Shareholders' equity increased $433,000 to $12.7 million at June 30, 2000 primarily due to net income of $693,000 offset by the semi-annual cash dividend of $165,000 and a $95,000 decrease in accumulated other comprehensive income. The only component of accumulated other comprehensive income at June 30, 2000 was unrealized losses on available for sale securities, net of deferred income taxes. The unrealized losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results, however, unless the securities are actually sold.

LOAN PORTFOLIO

         At June 30, 2000, total loans increased $3.8 million or 3.9% to $100.9 million from $97.1 million at December 31, 1999. The loan mix did not change in any material respect compared with December 31, 1999. The loan portfolio increase is the result of developing new real estate loan programs and efforts to develop new commercial and indirect lending relationships in the Bank's expanded market area of Berkeley County, West Virginia. The Bank feels additional growth in all lending areas is possible during the remainder of 2000.


NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

         Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, restructured loans and other real estate owned. The following table summarized the Bank's nonperforming assets as of the periods shown:


                                                              JUNE 30,                      DECEMBER 31,
                                                  -------------------------------           ------------
                                                    2000                   1999                 1999
                                                  --------               --------           ------------
 Nonaccrual loans                                 $ 26,644               $ 18,885             $ 22,157

 Loans past due 90 days or more
    still accruing interest                        235,505                133,729               78,954
                                                  --------               --------             --------
 Total nonperforming loans                        $262,149               $152,614             $101,111
                                                  --------               --------             --------

 Other real estate owned                          $ 66,938                122,379             $ 66,938
                                                  --------               --------             --------

 Total nonperforming assets                       $329,087               $274,993             $168,049
                                                  ========               ========             ========

 Nonperforming loans/Total loans                      0.26%                  0.17%                0.10%
 Nonperforming assets/Total assets                    0.23%                  0.20%                0.12%
 Allowance for loan losses/Total loans                1.15%                  1.29%                1.18%

          As of June 30,2000, the Bank has no loans which are considered to be impaired and is not aware of any potential problem loans other than those which are on nonaccrual status or past due ninety days or more and still accruing interest.

          The allowance for loan losses is the best estimate by management of the probable losses which have been incurred as of a balance sheet date. Management makes this determination quarterly by its analysis of overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers and other factors. The Bank's methodology for determining the allowance for loan losses established both an allocated and an unallocated component. The allocated portion of the allowance represents the results of analyses of individual loans that are being monitored for potential credit problems and pools of loans with the portfolio. The allocated portion of the allowance for loans is based principally on current loan risk ratings, historical loan loss rates adjusted to reflect current conditions, as well as analyses of other factors that may have affected the collectibility of loans in the portfolio. The Bank analyzes all commercial loans that are being monitored as potential credit problems to determine whether such loans are impaired, with impairment measured by reference to the borrowers' collateral values and cash flows. The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. The Bank has no loans which are considered to be impaired as of June 30, 2000 and December 31, 1999. At June 30, 2000 and December 31, 1999, the allowance for loans losses totaled $1.2 million and $1.1 million, respectively. The allowance for loans losses as a percentage of loans was 1.15% and 1.18% as of June 30, 2000 and December 31, 1999.

         An analysis of the allowance for loan losses is summarized below:

                                                    JUNE 30,                    DECEMBER 31,
                                         ------------------------------         ------------
                                            2000                1999                1999
                                         ----------          ----------         ------------
Balance, Beginning                       $1,147,846          $1,122,155          $1,122,155
    Provision charged to
        operations                           60,000              57,999             117,999
    Recoveries                               10,222              14,811              26,270
    Loans charged off                       (56,765)            (35,125)           (118,578)
                                         ----------          ----------          ----------
Balance, Ending                          $1,161,303          $1,159,840          $1,147,846
                                         ==========          ==========          ==========



          An analysis of the allocation of allowance for loan losses is summarized below:

In thousands                              JUNE 30,                            DECEMBER 31,
                                  --------------------------          ---------------------------
                                            2000                                  1999
                                  --------------------------          ---------------------------
                                                PERCENT OF                           PERCENT OF
                                               LOANS IN EACH                        LOANS IN EACH
                                                CATEGORY TO                          CATEGORY TO
                                  AMOUNT        TOTAL LOANS           AMOUNT         TOTAL LOANS
                                  ------       -------------          ------        -------------
Commercial, financial             $  124              6%              $   89                5%
    and agriculture
Real estate - mortgage               332             71                  284               73
Installment and other                245             23                  558               22
Unallocated                          460            N/A                  217              N/A
                                  ------            ---               ------              ---
       TOTAL                      $1,161            100%              $1,148              100%
                                  ======            ===               ======              ===


DEPOSITS

          The Bank's deposits increased $2.4 million or 1.9% during the six months ended June 30, 2000. The deposit mix experienced changes during the first six months of 2000 by a decrease in rate sensitive jumbo certificates of deposit and an offsetting increase in other certificates of deposit. The Bank offers a 36-month Ultimate Certificate of Deposit which allows the customer to withdraw all or a portion of the CD on the first or second year anniversary date without penalty. Deposits may also be made to this CD at any time. The decrease in jumbo certificates of deposits experienced during 2000 is due to the maturity and withdrawals of 36-month Ultimate Certificate of Deposits. However, the majority of these maturities and withdrawals shifted to a new 26 month certificate with an attractive interest rate relative to competition which caused other certificates of deposit to increase.

CAPITAL RESOURCES

          Shareholders' equity increased $433,000 or 3.5% during the first six months of 2000 due to $693,000 in net income offset by the semi-annual cash dividend of $165,000 and a decrease in accumulated comprehensive income of $95,000. The Bank is subject to regulations of the Office of the Comptroller of the Currency that impose certain minimum regulatory capital requirements. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was "well capitalized" at June 30, 2000. The following table summarized, as of June 30, 2000, the Bank's capital ratios.

                                  Components         Actual      Required
                                  of Capital         Ratio         Ratio

Tier 1 Capital                     $13,668           9.7%          4.0%
Total Risk Based Capital           $14,746          17.1%          8.0%

                           PART II: OTHER INFORMATION

Item 1:  Legal Proceedings

         None; however, the Bank is involved in various legal proceedings occurring in the ordinary course of business. There are no material legal proceedings to which the Bank or its subsidiary is a part, or to which any of their property is subject.

Item 2:  Changes in Securities

         None

Item 3:  Defaults Upon Senior Securities

         None

Item 4:  Submission of Matters to a Vote of Security Holders

         None

Item 5:  Other Information

         None

Item 6:  Exhibits and Reports on Form 8-K

         None


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         CNB Financial Services, Inc.
         ----------------------------
                (Registrant)



Date        8-25-00                     /s/ Rebecca S. Brock, Vice President/CFO
    --------------------------          ----------------------------------------


Date        8-25-00                     /s/ Thomas F. Rokisky, President/CEO
    --------------------------          ----------------------------------------