Form 10-Q
period 2000-09-30
CNB FINANCIAL SERVICES INC
filed 2000-11-14
CIK 1113336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________

                         Commission file number 0-30665

                          CNB Financial Services, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)



    United States of America                            55-0773918
-----------------------------------         ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


  212 S. Washington Street, Berkeley Springs, WV              25411
------------------------------------------------------    --------------
    (Address of principal executive offices)                (Zip Code)


Issuer's telephone number, ( 304 )      258      -       1520
                            -----   ------------   ----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [ ] NO [ X ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock $1 par value, 458,048 shares outstanding as of November 6, 2000

                          CNB FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS



                                                                                                                   PAGE
PART 1:            FINANCIAL INFORMATION

        Item 1.    Financial Statements

                   Independent Accountant's Report...................................................................3

                   Consolidated Statements of Financial Condition as of September 30, 2000 (Unaudited)
                             and December 31, 1999...................................................................4

                   Consolidated Statements of Income for the Nine Months ended September 30, 2000 and  1999 (Unaudited)...................................................................5

                   Consolidated Statements of Changes in Shareholders' Equity for the Nine
                             Months Ended September 30,2000 (Unaudited) and the Year Ended December 31, 1999.........6

                   Consolidated Statements of Cash Flows for the Nine Months
                             Ended September 30, 2000 and 1999 (Unaudited)...........................................7

                   Notes to Consolidated Financial Statements (Unaudited)............................................8

        Item 2.    Management's Discussion and Analysis of Financial Condition and
                             Results of Operations for the Three Months and Nine Months ended September 30, 2000.....13

        Item 3.    Quantitative and Qualitative Disclosures about Market Risk........................................20



PART II:           OTHER INFORMATION

        Item 1.    Legal  Proceedings................................................................................21

        Item 6.    Exhibits and Reports on Form 8-K..................................................................21

                   SIGNATURES........................................................................................21

                           Forward-Looking Statements

         The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-Q including statements in Management's Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In order to comply with the terms of the safe harbor, CNB notes that a variety of factors (i.e., changes in the national and local economics, changes in the interest rate environment, competition, etc.) could cause CNB's actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements.

                         INDEPENDENT ACCOUNTANT'S REPORT




Board of Directors
CNB Financial Services, Inc.
Berkeley Springs, West Virginia


        We have reviewed the accompanying consolidated statement of financial condition of CNB Financial Services, Inc. and Subsidiary as of September 30, 2000 and the related consolidated statement of changes in stockholders' equity for the nine months ended September 30, 2000 and the consolidated statements of income for the three and nine months ended September 30, 2000 and 1999 and consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999. These financial statements are the responsibility of CNB Financial Services, Inc. management.

        We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

        Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.






                                        /s/ Smith Elliott Kearns & Company, LLC

                                        SMITH ELLIOTT KEARNS & COMPANY, LLC


Hagerstown, Maryland
November 3, 2000

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                SEPTEMBER 30,              DECEMBER 31,
                        ASSETS                                      2000                       1999
                                                                -------------             -------------
                                                                 (Unaudited)

Cash and due from banks                                         $   4,086,464             $   4,035,293
Federal funds sold                                                  3,795,777                        --
Securities available for sale
   (at approximate market value)                                   31,220,007                31,186,678
Loans receivable, net                                             103,490,739                97,124,993
Loans held for sale                                                        --                    65,300
Accrued interest receivable                                         1,095,382                   871,671
Foreclosed real estate (held for sale), net                                --                    66,938
Premises and equipment, net                                         3,193,902                 3,360,924
Deferred income taxes                                                 630,286                   849,721
Cash surrender value of life insurance                                768,627                   670,734
Intangible assets                                                     116,024                   108,267
Other assets                                                          395,708                   307,220
                                                                -------------             -------------

          TOTAL ASSETS                                          $ 148,792,916             $ 138,647,739
                                                                =============             =============


                LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
        Demand                                                  $  15,242,213             $  15,653,259
        Interest-bearing demand                                    25,362,475                22,942,904
        Savings                                                    15,619,630                16,446,507
        Time, $100,000 and over                                    17,665,929                18,042,001
        Other time                                                 59,368,756                51,425,277
                                                                -------------             -------------
                                                                $ 133,259,003             $ 124,509,948
   Accrued interest payable                                           999,147                   816,619
   Accrued expenses and other liabilities                           1,147,916                 1,072,451
                                                                -------------             -------------

         TOTAL LIABILITIES                                      $ 135,406,066             $ 126,399,018
                                                                -------------             -------------

SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000  shares
       authorized; 458,048 shares outstanding                   $     458,048             $     458,048
   Capital surplus                                                  3,863,592                 3,863,592
   Retained earnings                                                9,680,473                 8,818,791
   Accumulated other comprehensive income                            (615,263)                 (891,710)
                                                                -------------             -------------

         TOTAL SHAREHOLDERS' EQUITY                             $  13,386,850             $  12,248,721
                                                                -------------             -------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 148,792,916             $ 138,647,739
                                                                =============             =============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                              THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                            SEPTEMBER 30,
                                                                 -------------                            -------------
                                                           2000                 1999                 2000                 1999
                                                        -----------          -----------          -----------          -----------
INTEREST INCOME
   Interest and fees on loans                           $ 2,273,890          $ 1,987,943          $ 6,554,580          $ 5,720,491
   Interest and dividends on securities
      United States Treasury securities                       6,342                9,203               18,925               49,208
      U.S. Government agencies and
         corporations                                       479,602              484,414            1,445,653            1,404,020
      State and political subdivisions                       10,361               42,307               52,640              137,344
      Other                                                      --                   --                3,890                4,316
   Interest on federal funds sold                            24,358                4,937               41,561               54,161
                                                        -----------          -----------          -----------          -----------
                                                        $ 2,794,553          $ 2,528,804          $ 8,117,249          $ 7,369,540
                                                        -----------          -----------          -----------          -----------
INTEREST EXPENSE
   Interest on interest bearing demand,
     savings and time deposits                          $ 1,381,440          $ 1,154,397          $ 3,891,912          $ 3,404,668
   Interest on federal funds purchased                          385                1,017                5,051                1,670
                                                        -----------          -----------          -----------          -----------
                                                        $ 1,381,825          $ 1,155,414          $ 3,896,963          $ 3,406,338
                                                        -----------          -----------          -----------          -----------

           NET INTEREST INCOME                          $ 1,412,728          $ 1,373,390          $ 4,220,286          $ 3,963,202

PROVISION FOR LOAN LOSSES                                    30,000               30,000               90,000               87,999
                                                        -----------          -----------          -----------          -----------

           NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                $ 1,382,728          $ 1,343,390          $ 4,130,286          $ 3,875,203
                                                        -----------          -----------          -----------          -----------

NONINTEREST INCOME
   Service charges on deposit accounts                  $    66,889          $    72,717          $   213,551          $   175,381
   Other service charges, commissions
      and fees                                               51,336               48,962              157,376              130,283
   Insurance commissions                                     23,687               21,347               71,134               66,468
   Other operating income                                    11,977               14,757               44,495               39,198
   Gain on demutualization of insurance company                  --                   --              195,889                   --
   Net gain (loss) on sale of securities                     (4,441)                (826)             (14,136)               3,107
   Gain on sale of other real estate owned                   12,177                   --               12,177                   --
                                                        -----------          -----------          -----------          -----------
                                                        $   161,625          $   156,957          $   680,486          $   414,437
                                                        -----------          -----------          -----------          -----------
NONINTEREST EXPENSES
   Salaries                                             $   441,358          $   390,963          $ 1,320,577          $ 1,208,901
   Employee benefits                                        127,910              129,704              418,773              387,005
   Occupancy of premises                                     56,641               49,801              204,924              147,719
   Furniture and equipment expense                           64,378               65,570              198,629              198,486
   Other operating expenses                                 333,673              295,929            1,052,401              897,651
                                                        -----------          -----------          -----------          -----------
                                                        $ 1,023,960          $   931,967          $ 3,195,304          $ 2,839,762
                                                        -----------          -----------          -----------          -----------

            INCOME BEFORE INCOME TAXES                  $   520,393          $   568,380          $ 1,615,468          $ 1,449,878

PROVISION FOR INCOME TAXES                                  186,419              196,370              588,889              487,399
                                                        -----------          -----------          -----------          -----------

            NET INCOME                                  $   333,974          $   372,010          $ 1,026,579          $   962,479
                                                        ===========          ===========          ===========          ===========

BASIC EARNINGS PER SHARE                                $      0.73          $      0.81          $      2.24          $      2.10
                                                        ===========          ===========          ===========          ===========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

                                                                                                      ACCUMULATED
                                                                                                        OTHER              TOTAL
                                                      COMMON           CAPITAL         RETAINED      COMPREHENSIVE     SHAREHOLDERS'
                                                       STOCK           SURPLUS         EARNINGS          INCOME           EQUITY
                                                    -----------      -----------      -----------     -----------      -----------

BALANCE, DECEMBER 31, 1998                          $   458,048      $ 3,863,592      $ 8,056,610     $   140,015      $12,518,265
Comprehensive income:
  Net income for 1999                                        --               --        1,220,229              --               --
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $632,348)              --               --               --      (1,031,725)              --
Total Comprehensive Income                                   --               --               --              --          188,504
Cash dividends ($1.00 per share)                                                         (458,048)                        (458,048)
                                                    -----------      -----------      -----------     -----------      -----------

BALANCE, DECEMBER 31, 1999                          $   458,048      $ 3,863,592      $ 8,818,791     $  (891,710)     $12,248,721
Comprehensive income:
   Issuance of common stock                              12,000
   Receivable for subscribed stock                      (12,000)
  Net income for nine months
     ended September 30, 2000                                --               --        1,026,579              --               --
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $169,435)              --               --               --         276,447               --
Total Comprehensive Income                                   --               --               --              --        1,303,026
Cash dividends ($.36 per share)                                                          (164,897)                        (164,897)
                                                    -----------      -----------      -----------     -----------      -----------

BALANCE, SEPTEMBER 30, 2000                         $   458,048      $ 3,863,592      $ 9,680,473     $  (615,263)     $13,386,850
                                                    ===========      ===========      ===========     ===========      ===========


The Notes to Consolidated Financial Statements are an integral part of these statements.

               CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                               --------------------------------
                                                                                 2000                   1999
                                                                             ------------           ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $  1,026,579           $    962,479
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                191,409                188,479
     Provision for loan losses                                                     90,000                 87,999
     Deferred income taxes                                                         50,000                     --
     Net (gain) loss on sale of securities                                         14,136                 (3,107)
     (Gain) on sale of real estate owned                                          (12,177)                    --
     (Gain) on demutualization of insurance company                              (195,889)                    --
     Loss on abandonment of fixed assets                                           55,254                     --
     Net decrease in loans held for sale                                           65,300                     --
     (Increase) in accrued interest receivable                                   (223,711)              (241,139)
     (Increase) decrease  in other assets                                        (101,602)               215,135
     Increase in accrued interest payable                                         182,528                 28,295
     (Increase) in cash surrender value on life insurance in excess
          of premiums paid                                                        (48,000)                    --
     Increase in accrued expenses and other liabilities                            75,465                 35,969
     Amortization of deferred loan (fees) cost                                     32,440                     --
     (Accretion) of premium and discount on investments                            (1,296)                (1,340)
                                                                             ------------           ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                           $  1,200,436           $  1,272,770
                                                                             ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) in loans                                                 $ (7,515,531)          $ (9,231,418)
     Proceeds from sale of loans                                                1,027,345                     --
     Proceeds from sales of securities                                          2,659,593              4,798,047
     Proceeds from maturities of securities                                       620,000              8,245,000
     Purchases of securities                                                   (2,683,992)           (14,488,836)
     Purchases of premises and equipment                                          (74,283)               (95,902)
     Proceeds from sale of other real estate owned, net                            79,115                 77,206
     Net (increase) decrease in federal funds sold                             (3,795,777)             2,000,000
     Premiums paid on life insurance                                              (49,893)                (5,922)
                                                                             ------------           ------------
         NET CASH (USED IN) INVESTING ACTIVITIES                             $ (9,733,423)          $ (8,701,825)
                                                                             ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net  increase in demand and savings deposits                             $  1,181,648           $  1,744,452
    Net increase in time deposits                                               7,567,407              5,223,938
    Cash dividends paid                                                          (164,897)              (160,317)
                                                                             ------------           ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                           $  8,584,158           $  6,808,073
                                                                             ------------           ------------
         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                $     51,171           $   (620,982)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  4,035,293              2,862,300
                                                                             ------------           ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  4,086,464           $  2,241,318
                                                                             ============           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period:
               Interest                                                      $  3,710,564           $  3,376,372
               Income taxes                                                  $    481,000           $    387,000


The Notes to Consolidated Financial Statements are an integral part of these statements.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.  Organization

                  In March 2000, Citizens National Bank's (Bank) Board of Directors approved the formation of CNB Financial Services, Inc., (CNB) a financial services holding company. A special meeting of the bank's shareholders was held on August 4, 2000 and the shareholders approved the Agreement and Plan of Merger between the bank and CNB, whereby the bank became a wholly-owned subsidiary of CNB and the shareholders of the bank became shareholders of CNB. The merger became effective on August 31, 2000. Each bank shareholder received two shares of CNB stock for each share of the bank's common stock. The bank received approval of the reorganization from the Comptroller of the Currency and the Federal Reserve Bank of Richmond. Also, the Securities and Exchange Commission (SEC) declared the registration statement on Form S-4 related to the Agreement and Plan of Merger between the bank and CNB effective on July 12, 2000. The bank incurred and expensed all costs of start-up activities including activities related to organizing the new entity and filings with the SEC and Bank regulators.

Note 2.  Acquisition

                  On August 31, 2000, CNB Financial Services, Inc. consummated its merger with the bank and subsidiary, in a tax-free exchange of stock. Shareholders of the bank received two shares of CNB Financial Services, Inc. common stock for each of the 229,024 shares of the bank's common stock. The merger was accounted for as a pooling of interest and the consolidated financial statements have been restated to reflect this merger.

Note 3.  Basis of Presentation

                  In the opinion of CNB, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB financial condition as of September 30, 2000 and the results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999.

                  The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q. These financial statements should be read in conjunction with the consolidated financial statements and the notes included in the bank's Annual Report for the year ended December 31, 1999.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 4.  Securities Available for Sale

                  The amortized cost and estimated market value of debt securities at September 30, 2000 and December 31, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                  Securities available for sale are summarized as follows:


                                                                      SEPTEMBER 30, 2000                                  WEIGHTED
                                             -----------------------------------------------------------------------       AVERAGE
                                                                    GROSS              GROSS              ESTIMATED          TAX
                                              AMORTIZED           UNREALIZED         UNREALIZED             FAIR          EQUIVALENT
                                                 COST               GAINS              LOSSES               VALUE           YIELD
                                             -----------         -----------         -----------         -----------      ----------

Available for sale:
    U.S. Treasury securities
      After 1 but within 5 years             $   400,499         $     1,501         $        --         $   402,000         6.77 %
                                             -----------         -----------         -----------         -----------         ----

    U.S. Government agencies
      and corporations
      After 1 but within 5 years             $ 8,097,162         $     1,125         $   202,645         $ 7,895,642         6.48
      After 5 but within 10 years             23,035,057                  --             790,270          22,244,787         6.66
                                             -----------         -----------         -----------         -----------         ----
                                             $31,132,219         $     1,125         $   992,915         $30,140,429         6.61
                                             -----------         -----------         -----------         -----------         ----

    States and political subdivision
      After 1 but within 5 years             $   350,000         $       434         $        --         $   350,434         6.75
      After 5 but within 10 years                100,000                  --               1,849              98,151         7.33
      After 10 years                             100,000                  --                 657              99,343         8.72
                                             -----------         -----------         -----------         -----------         ----
                                             $   550,000         $       434         $     2,506         $   547,928         7.21
                                             -----------         -----------         -----------         -----------         ----

    Federal Reserve Bank stock               $   129,650         $        --         $        --         $   129,650         6.00
                                             -----------         -----------         -----------         -----------         ----


Total securities available for sale          $32,212,368         $     3,060         $   995,421         $31,220,007         6.62 %
                                             ===========         ===========         ===========         ===========         ----

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 4.  Securities Available for Sale (continued)


                                                                         DECEMBER 31, 1999
                                             -----------------------------------------------------------------------       AVERAGE
                                                                    GROSS              GROSS             ESTIMATED           TAX
                                              AMORTIZED           UNREALIZED         UNREALIZED            FAIR           EQUIVALENT
                                                COST                GAINS              LOSSES              VALUE            YIELD
                                             -----------         -----------         -----------        ------------      ----------

Available for sale:
    U.S. Treasury securities
      After 1 but within 5 years             $   400,699         $        51         $        --         $   400,750         6.77 %
                                             -----------         -----------         -----------         -----------         ----

    U.S. Government agencies
      and corporations
      Within 1 year                          $   250,000         $        --         $     1,094         $   248,906         5.00
      After 1 but within 5 years               4,499,367                  --             181,006           4,318,361         6.25
      After 5 but within 10 years             25,230,736                  --           1,250,698          23,980,038         6.60
                                             -----------         -----------         -----------         -----------         ----
                                             $29,980,103         $        --         $ 1,432,798         $28,547,305         6.53
                                             -----------         -----------         -----------         -----------         ----

    States and political subdivision
      Within 1 year                          $   620,637         $     6,466         $        --         $   627,103         9.68
      After 1 but within 5 years               1,030,759               2,742               2,237           1,031,264         7.41
      After 5 but within 10 years                363,085                  --               8,694             354,391         7.86
      After 10 years                             100,000                  --               3,785              96,215         8.72
                                             -----------         -----------         -----------         -----------         ----
                                             $ 2,114,481         $     9,208         $    14,716         $ 2,108,973         8.22
                                             -----------         -----------         -----------         -----------         ----

    Federal Reserve Bank stock               $   129,650         $        --         $        --         $   129,650         6.00
                                             -----------         -----------         -----------         -----------         ----

Total securities available for sale          $32,624,933         $     9,259         $ 1,447,514         $31,186,678         6.64 %
                                             ===========         ===========         ===========         ===========         ----



                  The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $9,564,102 at September 30, 2000 and $9,467,490 at December 31, 1999.

                  Proceeds from sales of securities available for sale (excluding maturities) during the nine months ended September 30, 2000 and the year ended December 31, 1999 were $2,659,593 and $7,290,995, respectively. Gross gains (losses) of $6,960 and $(21,096) during the nine months ended September 30, 2000 and $15,829 and $(20,091) for the year ended December 31, 1999 were realized on the respective sales.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 5.  Loans Receivable

                  Major classifications of loans at September 30, 2000 and December 31, 1999, were as follows:


                                         SEPTEMBER 30,                 DECEMBER 31,
                                             2000                          1999
                                         -------------                -------------

Real estate                              $  65,466,548                $  62,581,211
Commercial real estate                       9,667,305                    8,612,406
Consumer                                    23,651,503                   21,778,574
Commercial                                   5,747,052                    5,184,988
Overdrafts                                      36,792                       28,121
                                         -------------                -------------
                                         $ 104,569,200                $  98,185,300
Net deferred loan fees,
    premiums and discounts                      89,831                       87,539
Allowance for loan losses                   (1,168,292)                  (1,147,846)
                                         -------------                -------------
                                         $ 103,490,739                $  97,124,993
                                         =============                =============


                  An analysis of the allowance for possible loan losses is as follows:

                                                    SEPTEMBER 30,                            DECEMBER 31,
                                       --------------------------------------                -----------
                                           2000                      1999                       1999
                                       -----------                -----------                -----------

Balance, Beginning                     $ 1,147,846                $ 1,122,155                $ 1,122,155
    Provision charged to
        operations                          90,000                     87,999                    117,999
    Recoveries                              13,901                     18,233                     26,270
    Loans charged off                      (83,455)                   (47,576)                  (118,578)
                                       -----------                -----------                -----------
Balance, Ending                        $ 1,168,292                $ 1,180,811                $ 1,147,846
                                       ===========                ===========                ===========



                  Loans are placed in nonaccrual status when, in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. A summary of nonaccrual loans is as follows:

                                      SEPTEMBER 30,                    DECEMBER 31,
                             -----------------------------             ------------
                              2000                 1999                    1999
                             -------               -------               -------

Consumer loans               $ 9,706               $ 6,533               $22,157
                             =======               =======               =======



                  Proceeds from sale of loans during the nine months ended September 30, 2000 and the year ended December 31, 1999 were $1,027,345 and $0, respectively. There were no gains or losses on sale of loans.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 6.  Time Deposits

                  At September 30, 2000, the scheduled maturities of time deposits are as follows:

                                     TIME DEPOSITS                ALL TIME
                                   $100,000 AND OVER              DEPOSITS
                                   -----------------              --------

Within 3 months                       $ 1,790,007               $ 7,263,650
3 months thru 6 months                    402,829                 5,288,513
6 months thru 12 months                 3,450,844                16,992,537
Over 12 months                         12,022,249                47,489,985
                                      -----------               -----------
                                      $17,665,929               $77,034,685
                                      ===========               ===========



Note 7.  Shareholders' Equity

                  CNB initially issued 12,000 shares of common stock, which were redeemed and canceled on August 31, 2000, concurrent with the closing of the merger with the Bank.

                  Basic earnings and dividends per share have been computed based on 458,048 weighted average number of shares outstanding in 2000 and 1999.

Note 8.  Gain on Demutualization of Insurance Company

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

                  In March 2000, Citizens National Bank's Board of Directors approved the formation of CNB Financial Services, Inc., a financial services holding company. A special meeting of the bank's shareholders was held on August 4, 2000 and the shareholders approved the Agreement and Plan of Merger between the bank and CNB, whereby the bank became a wholly-owned subsidiary of CNB and the shareholders of the bank became shareholders of CNB. The merger became effective on August 31, 2000. Each bank shareholder received two shares of CNB stock for each share of the bank's common stock. The bank received approval of the reorganization from the Comptroller of the Currency and the Federal Reserve Bank of Richmond. Also, the Securities and Exchange Commission declared the registration statement on Form S-4 related to the Agreement and Plan of Merger between the bank and CNB effective on July 12, 2000. The bank incurred and expensed all costs of start-up activities including activities related to organizing the new entity and filings with the SEC and Bank regulators.

                   The bank is a national banking association which provides banking services to individuals and businesses. The bank's primary regulators are the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. On November 15, 1998, Citizens National Bank formed CNB Insurance Services, Inc., a wholly owned subsidiary. CNB Insurance Services, Inc. is a property and casualty insurance agency selling primarily personal lines of insurance.

                  The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three and nine months ended September 30, 2000 and 1999. This discussion may include forward-looking statements based upon management's expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion, and have based all average balances on monthly averages.

EARNINGS SUMMARY

                  Net income for the three months ended September 30, 2000 was $334,000, or $0.73 per share compared to $372,000 or $0.81 per share for the same period in 1999. Annualized return on average assets and average equity were .93% and 10.31% respectively, for the three months ended September 30, 2000 compared with 1.09% and 11.96%, respectively, for the three months ended September 30, 1999.

                  Net income for the nine months ended September 30, 2000 was $1,027,000, or $2.24 per share compared to $962,000 or $2.10 per share for the same period in 1999. Annualized return on average assets and average equity were .97% and 10.78% respectively, for the nine months ended September 30, 2000 compared with .96% and 10.20%, respectively, for the nine months ended September 30, 1999. We address the factors influencing CNB's results of operations in the following sections of this report.

NET INTEREST INCOME

                  Net interest income represents the primary component of CNB's earnings. It is the difference between interest and fee income related to earning assets and interest expense incurred to carry interest-bearing liabilities. Changes in the volume and mix of interest earning assets and interest bearing liabilities, as well as changing interest rates impact net interest income. To manage these changes, their impact on net interest income and the risk associated with them, CNB utilizes an ongoing asset/liability management program. This program includes analysis of the difference between rate sensitive assets and rate sensitive liabilities, earnings sensitivity to rate changes, and source and use of funds. A discussion of net interest income and the factors impacting it is presented below.

                  Net interest income for the three months ended September 30, 2000 increased by $39,000 or 2.9% over the same period in 1999. Interest income for the three months ended September 30, 2000 increased by $266,000 or 10.5% compared to the same period in 1999, while interest expense increased by $226,000 or 19.6% during the three months ended September 30, 2000 as compared to the same period in the prior year.

                  During the third quarter of 2000 compared to the same period in 1999, net interest earning assets increased $1.0 million or 4.97%, resulting in increased net interest income. However, CNB experienced a 12 basis point decrease in the net interest margin. The 56 basis point increase in rates paid on average interest bearing liabilities compared to only a 36 basis point increase in rates earned on average interest earning assets contributed to the slight decrease in the net margin. See Table 1 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential.

                  Net interest income for the nine months ended September 30, 2000 increased by $257,000 or 6.5% over the same period in 1999. Interest income for the nine months ended September 30, 2000 increased by $748,000 or 10.1% compared to the same period in 1999, while interest expense increased by $491,000 or 14.4% during the nine months ended September 30, 2000 as compared to the same period in the prior year.

                  Increased net interest income for the nine month period is attributable to a significantly higher level of net interest earning assets and a slight increase in the net interest margin. Total interest income increased for the nine month period in 2000 compared to the same period in 1999 as a result of an increase in the average rate earned on average investment securities and average loans and the average balance of loans which more than offset the decrease in the average balance of investment securities. Total interest expense increased for the nine month period in 2000 compared to the same periods in 1999 as a result of an increase in the average balance of time deposits and an increase in the average rates paid thereon.

                  The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities. Net interest margin increased slightly in 2000 from 1999. See Table 2 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential.

     TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                         SEPTEMBER 30, 2000                          SEPTEMBER 30, 1999
                                               --------------------------------------       ------------------------------------
                                                 QTR                                          QTR
                                               AVERAGE            QTR          YIELD/       AVERAGE           QTR          YIELD/
                                               BALANCE          INTEREST        RATE (4)    BALANCE         INTEREST        RATE (4)
                                               --------------------------------------       ------------------------------------
                                                                      (IN THOUSANDS OF DOLLARS)

Interest earning assets:
   Federal funds sold                          $   1,443        $      24        6.40 %     $     211       $       5       4.96 %
   Securities:
    Taxable                                       30,109              490        6.51          30,879             493       6.39
    Tax-exempt (1)                                   534                6        6.81           3,382              42       7.53
   Loans (net of unearned interest) (2)          103,137            2,171        8.42          93,482           1,891       8.09
                                               --------------------------------------       ------------------------------------
      Total interest earning assets (1)        $ 135,223        $   2,691        7.96 %     $ 127,954       $   2,431       7.60 %
                                               --------------------------------------       ------------------------------------

Nonearning assets:
   Cash and due from banks                     $   3,736                                    $   3,575
   Bank premises and equipment, net                3,201                                        3,415
   Other assets                                    2,280                                        2,153
   Allowance for loan losses                      (1,167)                                      (1,172)
                                               ---------                                    ---------
      Total assets                             $ 143,273                                    $ 135,925
                                               =========                                    =========

Interest bearing liabilities:
   Savings deposits                            $  15,720        $      78        1.98 %     $  17,567       $      89       2.03 %
   Time deposits                                  74,611            1,131        6.06          65,968             920       5.58
   NOW accounts                                   17,936              145        3.23          17,809             114       2.56
   Money market accounts                           4,920               28        2.28           5,593              31       2.22
   Borrowings                                         15               --          --              38               1         --
                                               --------------------------------------       ------------------------------------
      Total interest bearing liabilities       $ 113,202        $   1,382        4.88 %     $ 106,975       $   1,155       4.32 %
                                               --------------------------------------       ------------------------------------

Noninterest bearing liabilities:
   Demand deposits                             $  15,849                                    $  15,381
   Other liabilities                               1,267                                        1,127
   Shareholders' equity                           12,955                                       12,442
                                               ---------                                    ---------
      Total liabilities and
         shareholders' equity                  $ 143,273                                    $ 135,925
                                               =========                                    =========

                                                                ---------                                   ---------
Net interest income (1)                                         $   1,309                                   $   1,276
                                                                =========                                   =========

Net interest spread (3)                                                          3.08 %                                     3.28 %
                                                                                 ====                                       ====

Net interest income to average
   interest earning assets (1)                                                   3.87 %                                     3.99 %
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

     TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                         SEPTEMBER 30, 2000                          SEPTEMBER 30, 1999
                                               --------------------------------------       ------------------------------------
                                                 YTD                                          YTD
                                               AVERAGE            YTD          YIELD/       AVERAGE           YTD          YIELD/
                                               BALANCE          INTEREST        RATE (4)    BALANCE         INTEREST        RATE (4)
                                               --------------------------------------       ------------------------------------
                                                                      (IN THOUSANDS OF DOLLARS)

Interest earning assets:
   Federal funds sold                          $     589        $      42        5.84 %     $   1,418       $      54       5.08 %
   Securities:
    Taxable                                       30,373            1,480        6.50          30,927           1,457       6.28
    Tax-exempt (1)                                 1,001               41        8.27           3,637             137       7.61
   Loans (net of unearned interest) (2)          101,385            6,272        8.25          89,945           5,460       8.09
                                               --------------------------------------       ------------------------------------
    Total interest earning assets (1)          $ 133,348        $   7,835        7.83 %     $ 125,927       $   7,108       7.53 %
                                               --------------------------------------       ------------------------------------

Nonearning assets:
   Cash and due from banks                     $   3,340                                    $   3,541
   Bank premises and equipment, net                3,252                                        3,442
   Other assets                                    2,245                                        2,158
   Allowance for loan losses                      (1,169)                                      (1,152)
                                               ---------                                    ---------
    Total assets                               $ 141,016                                    $ 133,916
                                               =========                                    =========

Interest bearing liabilities:
   Savings deposits                            $  16,250        $     243        1.99 %     $  17,526       $     289       2.20 %
   Time deposits                                  72,441            3,162        5.82          64,841           2,693       5.54
   NOW accounts                                   17,530              403        3.07          17,255             328       2.53
   Money market accounts                           4,972               84        2.25           5,647              94       2.22
   Borrowings                                         92                5        7.25              29               2       9.20
                                               --------------------------------------       ------------------------------------
    Total interest bearing liabilities         $ 111,285        $   3,897        4.67 %     $ 105,298       $   3,406       4.31 %
                                               --------------------------------------       ------------------------------------

Noninterest bearing liabilities:
   Demand deposits                             $  15,848                                    $  14,626
   Other liabilities                               1,184                                        1,405
   Shareholders' equity                           12,699                                       12,587
                                               ---------                                    ---------
    Total liabilities and
       shareholders' equity                    $ 141,016                                    $ 133,916
                                               =========                                    =========

                                                                ---------                                   ---------
    interest income (1)                                         $   3,938                                   $   3,702
                                                                =========                                   =========

Net interest spread (3)                                                          3.16 %                                     3.22 %
                                                                                 ====                                       ====

Net interest income to average
   interest earning assets (1)                                                   3.94 %                                     3.92 %
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

PROVISION FOR LOAN LOSSES

          The Board establishes the amount charged to provision for loan losses as based on management's evaluation of the loan portfolio. Management determines the adequacy of the allowance for loan losses, based on past loan loss experience, current economic conditions and composition of the loan portfolio. The allowance for loan losses is management's best estimate of the probable losses which have been incurred as of a balance sheet date.

           The provision for loan losses for the three months ended September 30, 2000 remained the same as September 30, 1999 at $30,000. The provision for loan losses for the nine months ended September 30, 2000 increased by $2,000 or 2.3% to $90,000 from $88,000 at September 30, 1999. Loan quality remains good and past due and nonaccruals are minimal. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require additional reserves as a result of their examination of the bank. See "Nonperforming Assets and Allowance for Loan Losses" for further discussion.

NONINTEREST INCOME

          Noninterest income for the three months ended September 30, 2000 increased $5,000 or 3.0% to $162,000 from $157,000 in the third quarter of 1999. A gain on sale of other real estate owned, offset by the writeoff of uncollectible previously assessed service charges on deposit accounts accounted for the slight increase. Noninterest income for the nine months ended September 30, 2000 increased $266,000 or 64.2% to $680,000 from $414,000 for the same time period in 1999. These increases were primarily due to a gain recognized on stock received from the demutualization of an insurance company of $196,000. The Bank received the stock in exchange for its previous membership interest as a participating policyholder. Also, service charges on deposit accounts, debit card fees and trust income slightly increased. Trust assets under management reached $19.9 million at September 30, 2000, a 10.6% increase from $18.0 million at September 30, 1999.

NONINTEREST EXPENSES

          Noninterest expenses for the three months ended September 30, 2000 increased $92,000 or 9.9% primarily due to increased costs associated with salaries and other operating expenses. Other operating expenses increased due to advertising costs associated with the promotion of the Hedgesville Branch in Berkeley County and a new advertising campaign targeting public awareness which began in the third quarter 2000. Also, professional fees associated with the formation of the holding company and debit card expenses increased. CNB's costs associated with the business manager program have increased in relation to the growing number of merchants in the program.

          Noninterest expenses for the nine months ended September 30, 2000 increased $356,000 or 12.5% to $3.2 million from $2.8 million for the first nine months of 1999. The increases were primarily due to higher costs associated with salaries and benefits, occupancy of premises and other operating expenses. Salaries and employee benefits increases were the result of merit salary adjustments and additional pension expense. Occupancy of premises increased due to the painting of the Main Office building, routine building repairs and maintenance and the loss associated with the abandonment of fixed assets. Other operating expenses increased due to professional fees associated with the formation of the holding company, FDIC insurance premium increase and costs associated with the business manager program.

INCOME TAXES

          The Bank's provision for income taxes decreased $10,000 or 5.1% to $186,000 for the three months ended September 30, 2000 and increased $101,000 or 20.8% to $589,000 for the nine months ended September 30, 2000. The effective tax rates for the third quarter of 2000 and 1999 were 35.8% and 34.6%, respectively and for the first nine months of 2000 and 1999 were 36.5% and 33.6%, respectively. The Bank's higher effective tax rate for the third quarter of 2000 compared to the third quarter of 1999, is due to a reduction in tax-exempt earnings on investment securities offset by decreased taxable income. The increase in the income tax provision in 2000 is attributable to lower tax-exempt earnings and higher taxable income. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities.

FINANCIAL CONDITION

          The Bank's total assets increased $10.1 million or 7.3% to $148.8 million from December 31, 1999 to September 30, 2000, due primarily to a $6.4 million increase in loans and a $3.8 million increase in federal funds sold. The Bank's total liabilities increased $9.0 million, consisting primarily of $8.7 million in deposit growth, or 7.1% to $135.4 million. Shareholders' equity increased $1.1 million to $13.4 million at September 30, 2000 primarily due to net income of $1.0 million and a $276,000 increase in accumulated other comprehensive income offset by the semi-annual cash dividend of $165,000. The only component of accumulated other comprehensive income at September 30, 2000 was unrealized losses on available for sale securities, net of deferred income taxes. The unrealized losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results, however, unless the securities are actually sold.

LOAN PORTFOLIO

          At September 30, 2000, total loans increased $6.4 million or 6.6% to $103.5 million from $97.1 million at December 31, 1999. The loan mix did not change in any material respect compared with December 31, 1999. The loan portfolio increase is the result of developing new real estate loan programs and new commercial and indirect lending relationships. Also, the Bank's semi-annual auto loan sales generated an increase in consumer loans. The Bank feels additional growth in all lending areas is possible during the remainder of 2000.


NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

          Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, restructured loans and other real estate owned. The following table summarized the Bank's nonperforming assets as of the periods shown:

                                                      SEPTEMBER 30,                 DECEMBER 31,
                                               ---------------------------           --------
                                                 2000               1999               1999
                                               --------           --------           --------
 Nonaccrual loans                              $  9,706           $  6,533           $ 22,157

 Loans past due 90 days or more
    still accruing interest                     161,547            214,167             78,954
                                               --------           --------           --------
 Total nonperforming loans                     $171,253           $220,700           $101,111
                                               --------           --------           --------

 Other real estate owned                       $     --           $ 45,173           $ 66,938
                                               --------           --------           --------

 Total nonperforming assets                    $171,253           $265,873           $168,049
                                               ========           ========           ========

 Nonperforming loans/Total loans                   0.17%              0.23%              0.10%
 Nonperforming assets/Total assets                 0.12%              0.19%              0.12%
Allowance for loan losses/Total loans              1.13%              1.25%              1.18%



          As of September 30, 2000, the Bank has no loans which management considers to be impaired and is not aware of any potential problem loans other than those which are on nonaccrual status or past due ninety days or more and still accruing interest.

          The allowance for loan losses is the best estimate by management of the probable losses which have been incurred as of a balance sheet date. Management makes this determination quarterly by its analysis of overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers and other factors. The Bank's methodology for determining the allowance for loan losses established both an allocated and an unallocated component. The allocated portion of the allowance represents the results of analyses of individual loans that the bank monitors for potential credit problems and pools of loans with the portfolio. Management bases the allocated portion of the allowance for loans principally on current loan risk ratings, historical loan loss rates adjusted to reflect current conditions, as well as analyses of other factors that may have affected the collectibility of loans in the portfolio. The bank analyzes all commercial loans it is monitoring as potential credit problems to determine whether those loans are impaired, with impairment measured by reference to the borrowers' collateral values and cash flows.

          The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. The bank has no loans which it considers to be impaired as of September 30, 2000 and December 31, 1999. At September 30, 2000 and December 31, 1999, the allowance for loans losses totaled $1.2 million and $1.1 million, respectively. The allowance for loans losses as a percentage of loans was 1.13% and 1.18% as of September 30, 2000 and December 31, 1999.

         An analysis of the allowance for loan losses is summarized below:

                                             SEPTEMBER 30,                    DECEMBER 31,
                                  ---------------------------------           ------------
                                      2000                  1999                  1999
                                  -----------           -----------           -----------

Balance, Beginning                $ 1,147,846           $ 1,122,155           $ 1,122,155
    Provision charged to
        operations                     90,000                87,999               117,999
    Recoveries                         13,901                18,233                26,270
    Loans charged off                 (83,455)              (47,576)             (118,578)
                                  -----------           -----------           -----------
Balance, Ending                   $ 1,168,292           $ 1,180,811           $ 1,147,846
                                  ===========           ===========           ===========



          An analysis of the allocation of allowance for loan losses is summarized below:

In thousands                          SEPTEMBER 30,                   DECEMBER 31,
                                -------------------------      ------------------------
                                          2000                           1999
                                -------------------------      ------------------------
                                              PERCENT OF                    PERCENT OF
                                            LOANS IN EACH                 LOANS IN EACH
                                             CATEGORY TO                   CATEGORY TO
                                AMOUNT       TOTAL LOANS       AMOUNT      TOTAL LOANS
                                ------       -----------       ------      -----------
Commercial, financial
    and agriculture             $  105              6 %        $   89              5 %
Real estate - mortgage             332             71             284             73
Installment and other              253             23             558             22
Uallocated                         478            N/A             217            N/A
                                ------          -----          ------          -----
       Total                    $1,168            100 %        $1,148            100 %
                                ======          =====          ======          =====



DEPOSITS

          The bank's deposits increased $8.7 million or 7.0% during the nine months ended September 30, 2000. The deposit mix experienced changes during the first nine months of 2000 by a decrease in rate sensitive jumbo certificates of deposit and an offsetting increase in other certificates of deposit and interest bearing demand deposits. The bank's various advertising campaigns have generated a 4.3% and 10.5% increase in the number and dollar amount of interest bearing deposits outstanding since December 31, 1999. Also, the bank offers a 36-month Ultimate Certificate of Deposit which allows the customer to withdraw all or a portion of the CD on the first or second year anniversary date without penalty. Deposits may also be made to this CD at any time. The decrease in jumbo certificates of deposits experienced during 2000 is due to the maturity and withdrawals of 36-month Ultimate Certificate of Deposits. However, the majority of these maturities and withdrawals shifted to new 14, 16 and 26 month certificate products with an attractive interest rate relative to competition which caused other certificates of deposit to increase.

CAPITAL RESOURCES

          Shareholders' equity increased $1.1 million or 9.3% during the first nine months of 2000 due to $1.0 million in net income and an increase in accumulated comprehensive income of $276,000 offset by the semi-annual cash dividend of $165,000. The bank is subject to regulations of the Office of the Comptroller of the Currency that impose certain minimum regulatory capital requirements. Under each measure, the bank was substantially in excess of the minimum regulatory requirements, and, by definition was "well capitalized" at September 30, 2000. The following table summarized, as of September 30, 2000, the bank's capital ratios.

                                                       Components                Actual           Required
                                                       of Capital                Ratio              Ratio
                                                       ----------                -----              -----

Tier 1 Capital                                          $14,002                  9.8%               4.0%
Total Risk Based Capital                                $15,117                 17.0%               8.0%


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments. The types of market risk exposures generally faced by banking entities include interest rate risk, equity market price risk, foreign currency risk and commodity price risk. Due to the nature of its operations, only equity market price risk and interest rate risk are significant to the bank.

         The objective of the bank's interest rate sensitivity management program, also known as asset/liability management, is to maximize net interest income while minimizing the risk of adverse effects from changing interest rates. This is done by controlling the mix and maturities of interest sensitive assets and liabilities. The bank has established an asset/liability committee for this purpose. Daily management of the bank's sensitivity of earnings to changes in interest rates within the bank's policy guidelines are monitored by using a combination of off-balance sheet and on-balance sheet financial instruments. The bank's Chief Executive Officer, Senior Lending Officer and the Chief Financial Officer monitor day to day deposit flows, lending requirements and the competitive environment. Rate changes occur within policy guidelines if necessary to minimize adverse effects. Also, the bank's policy is intended to ensure the bank measures a range of rate scenarios and patterns of rate movements that are reasonably possible. The bank measures the impact that 200 basis point changes in rates would have earnings over the next twelve months.

         In analyzing interest rate sensitivity for policy measurement, the bank compares its forecasted earnings in both a "high rate" and "low rate" scenario to a base-line scenario. The bank's base-line scenario is its estimated most likely path for future short-term interest rates over the next 12 months. The "high rate" and "low rate" scenarios assume a 200 basis point increases or decreases in the prime rate from beginning point of the base-line scenario over the most current 12-month period. The bank's policy limit for the maximum negative impact on earnings resulting from "high rate" or "low rate" scenarios is 10 percent. The policy measurement period is 12 months in length, beginning with the first month of the forecast.

         The bank's base-line scenario holds the prime rate constant at 9.50 percent through September 2001. Based on the October 2000 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by $26,000.

                           PART II: OTHER INFORMATION

Item 1:  Legal Proceedings

         None; however, CNB is involved in various legal proceedings occurring in the ordinary course of business. There are no material legal proceedings to which CNB or its subsidiary is a part, or to which any of their property is subject.

Item 6:  Exhibits and Reports on Form 8-K

         Exhibit 27 - Financial Data Schedule

         Form 8-K dated September 5, 2000 reporting Citizens National Bank of Berkeley Springs became a wholly-owned subsidiary of CNB Financial Services, Inc. pursuant to an Agreement and Plan of Merger dated April 5, 2000.



                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         CNB Financial Services, Inc.
                       (Registrant)



         Date   November 7, 2000       /s/ Rebecca S. Brock, Vice President/CEO
                ----------------       ----------------------------------------

         Date   November 7, 2000       /s/ Thomas F. Rokisky, President/CEO
                ----------------       ------------------------------------