Form 10-K
period 2000-12-31
CNB FINANCIAL SERVICES INC
filed 2001-03-30
CIK 1113336

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    Form 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                       Or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-30665


                          CNB Financial Services, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     United States of America                            55-0773918
 -------------------------------           ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


212 S. Washington Street, Berkeley Springs, WV              25411
----------------------------------------------           ----------
  (Address of principal executive offices)               (Zip Code)

               Registrant's telephone number,  (304) 258 - 1520
                                             --------------------

           Securities to be registered under Section 12(b) of the Act:

                                      None
                                      ----

           Securities to be registered under Section 12(g) of the Act:


                     Common Stock, Par Value $1.00 per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 24, 2001 was approximately $61,836,480.

As of March 24, 2001, there were 458,048 shares of Common Stock, Par Value $1.00 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
PART I

Item 1.      Business....................................................................................3
Item 2.      Properties..................................................................................6
Item 3.      Legal Proceedings...........................................................................6
Item 4.      Submission of Matters to a Vote of Security Holders.........................................6
Item 4A.     Executive Officers of the Registrant........................................................7

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.......................8
Item 6.      Selected Financial Data.....................................................................9
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations......10
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.................................22
Item 8.      Financial Statements and Supplementary Data................................................25
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures......54

PART III

Item 10.     Directors and Executive Officers of the Registrant.........................................54
Item 11.     Executive Compensation.....................................................................55
Item 12.     Security Ownership of Certain Beneficial Owners and Management.............................55
Item 13.     Certain Relationships and Related Transactions.............................................56

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K............................57

SIGNATURES   ...........................................................................................58

FORWARD LOOKING STATEMENTS

         In our Annual Report and Form 10-K, we may include certain forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The words or phrases "are expected to", "is anticipated", "project", "will continue", "will likely result", "plans to" or similar expressions are intended to "identify" forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, we must inform you that a variety of factors could cause CNB Financial Services, Inc.'s actual results and experiences to differ materially from the anticipated results or other expectations expressed in these forward looking statements. Our ability to predict the results or the effect of future plans and strategies is inherently uncertain. The risks and uncertainties that may affect the operations, performance, development and results of CNB Financial Services, Inc.'s business include:

o    Changes in market interest rates;

o    Local and national economic trends and conditions;

o Competition for products and services among community, regional and national financial institutions;

o    New services and product offerings by competitors;

o    Changes in customer preferences;

o    Changes in technology;

o    Legislative and regulatory changes;

o    Delinquency rates on loans;

o    Changes in accounting principles, policies or guidelines;

         You should consider these factors in evaluating any forward looking statements and not place undue reliance on such statements. We are not obligated to publicly update any forward looking statements we may make in this Annual Report to reflect the impact of subsequent events.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

ORGANIZATIONAL HISTORY AND SUBSIDIARIES

         CNB Financial Services, Inc. was organized under the laws of West Virginia in March 2000 at the direction of the Board of Directors of Citizens National Bank for the purpose of becoming a financial services holding company. The company, its subsidiary, bank and CNB Insurance Services, Inc. are collectively referred to herein as "CNB".

         A special meeting of the bank's shareholders was held on August 4, 2000, and the shareholders approved the Agreement and Plan of Merger between the bank and the company, whereby the bank became a wholly-owned subsidiary of the company and the shareholders of the bank became shareholders of the company. The merger became effective on August 31, 2000. Each bank shareholder received two shares of the company stock for each share of the bank's common stock. On August 31, 2000, the company consummated its merger with the bank and subsidiary, in a tax-free exchange of stock. Shareholders of the bank received two shares of CNB Financial Services, Inc. common stock for each of the 229,024 shares of the bank's common stock. We accounted for the merger as a pooling of interests.

          The bank was organized on June 20, 1934, and has operated in Berkeley Springs, Morgan County, West Virginia, as a national banking association continuously since that time. The Bank formed CNB Insurance Services, Inc., a wholly owned subsidiary, which is a property and casualty insurance agency selling primarily personal lines of insurance.

BUSINESS OF CNB FINANCIAL SERVICES, INC. AND CITIZENS NATIONAL BANK

          The company's primary function is to direct, plan and coordinate the business activities of the Bank and its subsidiary.

           Citizens National Bank is a full-service commercial bank conducting general banking and trust activities through three full-service offices and four automated teller machines located in Morgan and Berkeley Counties, West Virginia. It accepts time, demand and savings deposits including NOW accounts, regular savings accounts, money market accounts, fixed-rate certificates of deposit and club accounts. In addition, the Bank provides safe deposit box rentals, wire transfer services and 24-hour ATM services through a regional network known as STAR. STAR is a participant in the nationwide Cirrus network.

          The bank offers a full spectrum of lending services to its customers, including commercial loans and lines of credit, residential real estate loans, consumer installment loans and other personal loans. Commercial loans are generally secured by various collateral, including commercial real estate, accounts receivable and business machinery and equipment. Residential real estate loans consist primarily of mortgages on the borrower's personal residence, and are typically secured by a first lien on the subject property. Consumer and personal loans are generally secured, often by first liens on automobiles, consumer goods or depository accounts. A special effort is made to keep loan products as flexible as possible within the guidelines of prudent banking practices in terms of interest rate risk and credit risk. Bank lending personnel adhere to established lending limits and authorities based on each individual's lending expertise and experience.

          The bank's trust department acts as trustee under trusts and wills, as executor of wills and administrator of estates, as guardian for estates of minors and incompetents and serves in various corporate trust capacities.

EMPLOYEES

          As of December 31, 2000 and 1999, CNB employed 70 and 74 full-time equivalent employees, respectively.

COMPETITION

          Citizens National Bank faces a high degree of competition for all its services from local banks. Within its market area of Morgan County, the eastern section of Berkeley County in West Virginia and Washington County in Maryland, there exists numerous competing commercial banks.

          Nonbank competition has also increased in recent years locally by the establishment of finance companies and the expansion of insurance operations and credit unions as well as from mutual funds located throughout the country.

          West Virginia banks are allowed unlimited branch banking throughout the State. The Interstate Banking and Branch Efficiency Act of 1994 also authorizes interstate branching by acquisition and consolidation nationwide. These and similar provisions impacting both the banking and thrift industries may serve to intensify future competition with the Bank's market.

SUPERVISION AND REGULATION

         As a registered bank holding company, CNB is subject to the supervision of the Federal Reserve Board and is required to file with the Federal Reserve Board reports and other information regarding its business operations and the business operations of its subsidiaries. CNB is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition, it would own or control more than 5% of the voting stock of such bank. In addition, pursuant to federal law and regulations promulgated by the Federal Reserve Board, CNB may only engage in, or own or control companies that engage in, activities deemed by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. Prior to engaging in most new business activities, CNB must obtain approval from the Federal Reserve Board.

         CNB's banking subsidiary has deposits insured by the Bank Insurance Fund of the FDIC, and is subject to supervision, examination and regulation by the Office of the Comptroller of the Currency.

         The Gramm-Leach-Bliley Act of 1999 was enacted into law on November 12, 1999. The Act removes the Glass-Steagall Act restrictions on affiliation between banks and securities firms and it authorizes financial holding companies that own a bank to engage in a full range of insurance activities. The result is that qualifying bank holding companies may opt to become financial holding companies and thus to hold subsidiaries that engage in banking, securities underwriting and dealing, and insurance agency and underwriting. They may also engage in financial activities listed in the Act, including merchant banking or venture capital activities, the distribution of mutual funds and securities lending.

         Bank holding companies now have the option under the Act to continue to operate as bank holding companies or, if they qualify, to act as financial holding companies. CNB has qualified and elected to be a financial holding company. It is important to note in this regard that both bank holding companies and financial holding companies and their non-bank operating subsidiaries are subject to the full panoply of affiliate transaction rules under Sections 23A and B of the Federal Reserve Act. As a consequence, all transactions between affiliated depository institutions and these entities will be restricted under the provisions of those laws.

         Under the Act, certain activities are listed as being "financial in nature" including "underwriting, dealing in, or making a market in securities," and "merchant banking". In addition, national banks and state banks (if the state bank chartering authority permits) may engage in certain "financial in nature" activities through financial services subsidiaries. Activities prohibited to financial services subsidiaries include merchant banking but not securities underwriting and dealing.

         To engage in these new activities, all depository institutions and financial subsidiaries of a financial holding company must be well capitalized, well managed and have no less than a satisfactory rating under the federal Community Reinvestment Act. CNB and its subsidiaries meet these requirements.

Dividend Restrictions

         There are statutory limits on the amount of dividends the bank can pay to CNB without regulatory approval. Under applicable federal regulations, appropriate bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings and exceeds the aggregate of the bank's net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

FDIC Insurance

         The FDIC has the authority to raise the insurance premiums for institutions in the Bank Insurance Fund to a level necessary to achieve a target reserve level of 1.25% of insured deposits within not more than 15 years. In addition, the FDIC has the authority to impose special assessments in certain circumstances. The level of deposit premiums affects the profitability of the bank and thus the potential flow of dividends to parent companies.

         Under the risk-based insurance assessment system that became effective January 1, 1994, the FDIC places each insured depository institution in one of nine risk categories based on its level of capital and other relevant information (such as supervisory evaluations).

Federal Deposit Insurance Corporation Improvement Act of 1991

         In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes.

         Among other things, FDICIA requires federal bank regulatory authorities to take Prompt corrective action", with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

         Rules adopted by the Federal banking agencies under FDICIA provide that an institution is deemed to be: "well capitalized" if the institution has a total (Tier I plus Tier II) risk-based capital ratio of 10.0% or greater, a Tier I risk-based ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure; "adequately capitalized" if the institution has a Total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate Federal banking agency guidelines), and the institution does not meet the definition of a well-capitalized institution; "undercapitalized" if the institution has a Total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (or a leverage ratio that is less than 3.0% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate Federal banking agency guidelines) and the institution does not meet the definition of a significantly undercapitalized or critically undercapitalized institution; "significantly undercapitalized" if the institution has a Total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0% and the institution does not meet the definition of a critically undercapitalized institution; and "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

         At December 31, 2000, CNB qualified as a well-capitalized institution based on the ratios and guidelines noted above. A bank's capital category, however, is determined solely for the purpose of applying the prompt corrective action rules and may not constitute an accurate representation of that bank's overall financial condition or prospects.

         The appropriate Federal banking agency may, under certain circumstances, reclassify a well-capitalized insured depository institution as adequately capitalized. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institutions were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

         The statute provides that an institution may be reclassified if the appropriate Federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe and unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

         FDICIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan. The Federal banking agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5% of the depository institution's total assets at the time it became undercapitalized, and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

         Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of receiver or conservator.

         FDICIA also contains a variety of other provisions that may affect the operation of CNB, including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch.

Capital Requirements

         The risk-based capital guidelines for bank holding companies and banks adopted by the Federal banking agencies were phased in at the end of 1992. The minimum ratio of qualifying total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) under the fully phased-in guidelines is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, noncumulative perpetual preferred stocks, minority interests and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier I capital"). The remainder ("Tier II capital") may consist of other preferred stock, certain other instruments, and limited amounts of subordinated debt and the reserve for credit losses.

         In addition, the Federal Reserve Board has established minimum leverage ratio (Tier I capital to total average assets less goodwill and certain other intangibles) guidelines for bank holding companies and banks. These guidelines provide for a minimum leverage ratio of 3.0% for bank holding companies and banks that meet certain specified criteria, including that they have the highest regulatory rating. All other banking organizations are required to maintain a leverage ratio of 3.0% plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible Tier I leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier I leverage ratio is the ratio of Tier I capital, less intangibles not deducted from Tier I capital, to total assets, less all intangibles.

         As of December 31, 2000, the bank had capital in excess of all applicable requirements. Additional information relating to risk-based capital calculations is set forth under the heading "Note 22 Regulatory Matters" of the Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2.  PROPERTIES

CNB Financial Services, Inc.

         CNB's headquarters are located at the main office of Citizens National Bank located at 212 South Washington Street, Berkeley Springs, West Virginia.

Citizens National Bank

         The principal executive office and main banking office is located at 212 South Washington Street, Berkeley Springs, West Virginia. In addition, the bank has owned and operated a full service branch bank located at 2450 Valley Road, Berkeley Springs, West Virginia since 1991. In October 1998, the bank opened an additional full service branch located at 2646 Hedgesville Road, Martinsburg, West Virginia. Each location provides ATM services, in addition to traditional lobby and drive-in services. During 1998, the bank purchased two cash machines and placed them at Cacapon State Park Lodge and the Woods Resort. In November of 1998, the bank acquired CNB Insurance Services, Inc. which is operated out of the main office in Berkeley Springs. The main office and branches are owned free and clear of any indebtedness. The net book value of the bank's premises and equipment as of December 31, 2000 is $3.2 million.

ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of business, the company and its subsidiary are involved in various legal proceedings.

         In the opinion of the management of CNB, there are no proceedings pending to which CNB is a party or to which its property is subject, which, if determined adversely to CNB, would be material in relation to CNB's financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of CNB. In addition, no material proceedings are pending or are known to be threatened or contemplated against CNB by government authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2000.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, ages and position of each executive officer of the company are listed below along with the positions with Citizens National Bank held by each of them during the last five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting.

                               AGE AS OF
NAME                         MARCH 7, 2001                   POSITION AND EXPERIENCE DURING THE PAST 5 YEARS
----                         -------------                   -----------------------------------------------
J. Philip Kesecker (1)             71             2000 to present - Chairman of the Board, CNB Financial Services, Inc.
                                                  1987 to present - Chairman of the Board, Citizens National Bank

Thomas F. Rokisky                  54             2000 to present - President/CEO, CNB Financial Services, Inc.
                                                  1997 to present - President/CEO, Citizens National Bank
                                                  1996 to 1997    - Executive Vice President/COO, Citizens National Bank

Arnold K. Stotler                  41             2000 to present - Vice President, Secretary and Treasurer,
                                                                    CNB Financial Services, Inc.
                                                  1996 to present - Sr. Vice President of Lending, Citizens National Bank

Rebecca S. Brock                   40             2000 to present - Vice President/CFO, CNB Financial Services, Inc.
                                                  1999 to present - Vice President/CFO, Citizens National Bank
                                                  1996 to 1999    - Vice President of Finance/Cashier, Citizens National Bank

Patricia L. Poland                 60             2000 to present - Vice President, CNB Financial Services, Inc.
                                                  1996 to present - Vice President of Lending, Citizens National Bank

(1)  Mr. Kesecker is not an employee of CNB.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The price of CNB's common stock ranged from $75.00 to $285.00 in 2000 and from $50.00 to $75.00 in 1999. The prices listed below represent the high and low market prices for stock trades reported during each quarter. The per share data for the first and second quarter of 2000 and for 1999 has been restated to reflect the formation of CNB Financial Services, Inc. and the acquisition of Citizens National Bank and subsidiary on August 31, 2000 and accounted for as a pooling of interests.

                                                         PER SHARE
                           HIGH            LOW           DIVIDEND
                         -------         -------         ---------
2000
First quarter            $ 75.00         $ 75.00
Second quarter           $ 75.00         $ 75.00          $ 0.36
Third quarter            $150.00         $150.00
Fourth quarter           $285.00         $ 85.00          $ 0.66

1999
First quarter            $ 50.00         $ 50.00
Second quarter           $ 50.00         $ 50.00          $ 0.35
Third quarter            $ 75.00         $ 65.79
Fourth quarter           $ 75.00         $ 75.00          $ 0.65



         CNB's stock is not traded on an established exchange and there are no known market makers, therefore there is no established public trading market for CNB's stock. The prices listed above are based upon information available to management through discussions with shareholders, and to the best of management's knowledge, accurately represent the amount at which its stock was traded during the periods indicated. Prices reflect amounts paid by purchasers of the stock and, therefore, may include commissions or fees. The amounts of such commissions or fees, if any, are not known to management. No attempt was made by management to ascertain the prices for every sale made during these periods.

         The ability of CNB to pay dividends is subject to certain limitations imposed by national banking laws.

ITEM 6.  SELECTED FINANCIAL DATA

TABLE 1.  FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

                                            2000             1999             1998             1997             1996
                                          --------         --------         --------         --------         --------
                                                             In thousands except for per share data
AT YEAR-END
     Total assets                         $149,982         $138,648         $129,600         $115,402         $108,943
     Securities available for sale          35,374           31,187           33,594           28,944           23,861
     Loans and lease, net of
         unearned income                   105,220           98,272           86,377           81,084           72,268
     Deposits                              133,996          124,510          115,320          102,250           97,076
     Shareholders' equity                   13,864           12,249           12,518           11,644           10,601


SIGNIFICANT RATIOS
     Return on average assets                 0.91%            0.90%            1.07%            1.16%            1.15%
     Return on average
         shareholders' equity                10.16             9.66            10.60            11.76            11.88
     Average shareholders' equity
         to average assets                    9.00             9.35            10.13             9.89             9.70
     Net interest margin                      3.92             3.95             4.21             4.26             4.42


SUMMARY OF OPERATIONS
     Interest income                      $ 11,035         $  9,945         $  9,243         $  8,651         $  7,985
     Interest expense                        5,365            4,597            4,171            3,820            3,405
     Net interest income                     5,670            5,348            5,072            4,831            4,580
     Provision for loan losses                 170              118              196              174              134
     Net interest income after
        provision for loan losses            5,500            5,230            4,876            4,657            4,446
     Non-interest income                       843              565              415              304              293
     Non-interest expense                    4,279            3,954            3,372            3,008            2,966
     Income before income taxes              2,064            1,841            1,919            1,953            1,773
     Income tax expense                        758              621              618              636              558
     Net income                              1,306            1,220            1,301            1,317            1,215


PER SHARE DATA (1)(2)
     Net income                           $   2.85         $   2.66         $   2.84         $   2.88         $   2.66
     Cash dividends                           1.02             1.00             1.00             0.94             0.88
     Net book value                          30.27            26.74            27.33            25.42            23.15

(1)  Adjusted to reflect 100% stock dividend on March 1, 1998

(2) Restated to reflect the formation of CNB Financial Services, Inc. and the acquisition of Citizens National Bank and subsidiary on August 31, 2000 and accounted for as a pooling of interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB, for the years ended December 31, 2000 and 1999. This discussion and analysis should be read in conjunction with the audited, consolidated financial statements and the accompanying notes thereto. This discussion may include forward looking statements based upon management's expectations; actual results may differ. Amounts and percentages used in this discussion have been rounded. All average balances are based on monthly averages.

EARNINGS SUMMARY

          CNB had net income totaling $1.3 million or $2.85 per share, $1.2 million or $2.66 per share and $1.3 million or $2.84 per share for fiscal years 2000, 1999, and 1998, respectively. Annualized return on average assets and average equity were .91% and 10.2%, respectively for 2000 compared to .90% and 9.7% for 1999 and 1.07% and 10.6% for 1998.

NET INTEREST INCOME

          Net interest income represents the primary component of the bank's earnings. It is the difference between interest and fee income related to earning assets and interest expense incurred to carry interest-bearing liabilities. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as by changing interest rates. In order to manage these changes, their impact on net interest income and the risk associated with them, the bank utilizes an ongoing asset/liability management program. This program includes analysis of the difference between rate sensitive assets and rate sensitive liabilities, earnings sensitivity to rate changes, and source and use of funds. A discussion of net interest income and the factors impacting it is presented below.

         Net interest income in 2000 increased by $322,000 or 6.0% over 1999. Interest income in 2000 increased by $1.1 million or 11.0% compared to 1999, while interest expense increased by $767,000 or 16.7% during 2000 as compared to 1999. Interest income increased during 2000 compared to 1999 as a result of an increase in the average balance of loans and an increase in the average rates earned thereon. Interest expense increased during 2000 compared to 1999 as a result of an increase in the average balance of time deposits and an increase in the average rates paid thereon.

         Net interest income in 1999 increased by $276,000 or 5.4% over 1998. Interest income in 1999 increased by $702,000 or 7.6% compared to 1998, while interest expense increased by $426,000 or 10.2% during 1999 as compared to 1998. Interest income increased during 1999 compared to 1998 as a result of an increase in the average balance of loans and investment securities, which more than offset the decrease in the average rates earned thereon. Interest expense increased during 1999 compared to 1998 as a result of an increase in the average balance of time deposits.

         During both 2000 and 1999, the bank used funds generated from deposit account growth to fund loan commitments and to increase the average balance of investment securities.

         The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities. Net interest margin declined slightly from 1998 to 2000. See Table 1 - Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

     TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                  DECEMBER 31, 2000                 DECEMBER 31, 1999                   DECEMBER 31, 1998
                        ---------------------------------   ---------------------------------   --------------------------------
                               YTD         YTD     YIELD/        YTD           YTD     YIELD/        YTD           YTD    YIELD/
                         AVERAGE BALANCE INTEREST   RATE    AVERAGE BALANCE  INTEREST   RATE    AVERAGE BALANCE  INTEREST  RATE
                         --------------- --------  ------   ---------------  --------  ------   ---------------  -------- ------
                                                                       In thousands
Interest earning assets:
   Federal funds sold        $  1,026     $    95   6.12%       $  1,202      $   61    5.07%       $  2,037      $  131   6.43%
   Securities:
      Taxable                  31,098       2,016   6.48          30,637       1,934    6.31          23,999       1,496   6.23
      Tax-exempt (1)              825          45   8.26           3,337         171    7.76           5,051         275   8.25
   Loans (net of unearned
      interest) (2) (4)       102,096       8,504   8.33          91,717       7,437    8.11          83,439       7,091   8.50
                             ========     =======   ====        ========      ======    ====        ========      ======   ====
Total interest
      earning assets (1)     $135,045     $10,660   7.89%       $126,893      $9,603    7.57%       $114,526      $8,993   7.85%
                             ========     =======   ====        ========      ======    ====        ========      ======   ====

Nonearning assets:
   Cash and due
        from banks           $  3,457                           $  3,666                            $  3,038
   Bank premises and
        equipment, net          3,221                              3,427                               2,901
   Other assets                 2,226                              2,117                               1,812
   Allowance for
         loan losses           (1,169)                            (1,155)                             (1,054)
                             --------                           --------                            --------
Total assets                 $142,780                           $134,948                            $121,223
                             ========                           ========                            ========

Interest bearing
   liabilities:
   Savings deposits          $ 16,080     $   323   2.01%       $ 17,272      $  373    2.16%       $ 17,413      $  456   2.62%
   Time deposits               73,522       4,360   5.93          65,607       3,638    5.55          54,894       3,093   5.63
   NOW accounts                17,984         564   3.14          17,512         459    2.62          17,313         465   2.69
   Money market
        accounts                5,001         113   2.26           5,591         125    2.24           5,675         158   2.78
   Borrowings                      69           5   7.25              25           2      --              --          --     --
                             --------     -------   ----        --------      ------    ----        --------      ------   ----
Total interest
       bearing liabilities   $112,656     $ 5,365   4.76%       $106,007      $4,597    4.34%       $ 95,295      $4,172   4.38%
                             --------     -------   ----        --------      ------    ----        --------      ------   ----

Noninterest bearing
       liabilities:
   Demand deposits           $ 16,004                           $ 14,947                            $ 12,175
   Other liabilities            1,269                              1,371                               1,477
   Shareholders' equity        12,851                             12,623                              12,276
                             --------                           --------                            --------
Total liabilities and
   shareholders' equity      $142,780                           $134,948                           $ 121,223
                             ========                           ========                            ========
Net interest income (1)                   $ 5,295                             $5,006                              $4,821
                                          =======                             ======                              ======

Net interest spread (3)                             3.13%                               3.23%                              3.47%
                                                    ====                                ====                               ====

Net interest income to
  average interest
  earning assets (1)                                3.92%                               3.95%                              4.21%
                                                    ====                                ====                               ====

(1)  Yields are expressed on a tax equivalent basis using a 34% tax rate.

(2) For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.

(3) Net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4) Interest income on loans excludes fees of $375,000 in 2000, $342,000 in 1999 and $272,000 in 1998.

         Table 3 sets forth a summary of the changes in interest earned and interest expense detailing the amounts attributable to (i) changes in volume (change in average volume times the prior year's average rate) and (ii) changes in rate (change in the average rate times the prior year's average volume). The changes in rate/volume (change in the average volume times the change in the average rate), had been allocated to the changes in volume and changes in rate in proportion to the relationship of the absolute dollar amounts of the change in each. During 2000, net interest income increased $296,000 due to changes in volume and decreased $7,000 due to changes in interest rates. In 1999, net interest income increased $327,000 due to changes in volume and decreased $142,000 due to changes in interest rates.

TABLE 3.  VOLUME AND RATE ANALYSIS OF CHANGES IN INTEREST INCOME

(Taxable equivalent basis)              2000 OVER 1999                             1999 OVER 1998
                               ---------------------------------         ----------------------------------
                                 CHANGE DUE TO                               CHANGE DUE TO
                               ------------------         TOTAL          -----------------------     TOTAL
                               VOLUME        RATE         CHANGE         VOLUME        RATE          CHANGE
                               ------        ----         ------         ------        -----         ------
                                                               In thousands
Interest earned on:
  Federal funds sold           $   2         $ 32         $   34         $ (65)        $  (5)        $ (70)
  Taxable securities              47           35             82           422            16           438
  Tax-exempt securities         (128)           2           (126)         (104)           --          (104)
  Loans                          855          212          1,067           719          (373)          346
                               -----         ----         ------         -----         -----         -----
Total interest earned          $ 776         $281         $1,057         $ 972         $(362)        $ 610
                               -----         ----         ------         -----         -----         -----

Interest expense on:
  Savings deposits             $ (25)        $(25)        $  (50)        $  (5)        $ (78)        $ (83)
  Time deposits                  474          248            722           623           (78)          545
  NOW accounts                    49           56            105             1            (7)           (6)
  Money market accounts          (18)           6            (12)           26           (59)          (33)
  Other borrowing                 --            3              3            --             2             2
                               -----         ----         ------         -----         -----         -----
Total interest expense         $ 480         $288         $  768         $ 645         $(220)        $ 425
                               -----         ----         ------         -----         -----         -----

Net interest income            $ 296         $ (7)        $  289         $ 327         $(142)        $ 185
                               =====         ====         ======         =====         =====         =====


         Another method of analyzing the change in net interest income is to examine the changes between interest rate spread and the net interest margin on earning assets. The interest rate spread as shown in Table 4 is the difference between the average rate earned on earning assets and the average rate on interest bearing liabilities. The net interest margin takes into account the benefit derived from assets funded by interest free sources such as non-interest bearing demand deposits and capital.

TABLE 4. INTEREST RATE SPREAD AND NET INTEREST MARGIN ON EARNING ASSETS


(Taxable equivalent basis)                  2000                              1999                            1998
                                   ----------------------           ----------------------          -----------------------
                                   AVERAGE                          AVERAGE                         AVERAGE
                                   BALANCE           RATE           BALANCE           RATE          BALANCE            RATE
                                   --------          ----           --------          ----          --------           ----
                                                                         In thousands
Earning assets                     $135,045          7.89%          $126,893          7.57%         $114,526           7.85%
                                   ========                         ========                        ========

Interest bearing liabilities       $112,656          4.76%          $106,007          4.34%         $ 95,295           4.38%
                                                     ----                             ----                             ----

Interest rate spread                                 3.13%                            3.23%                            3.47%

Interest free sources used
   to fund earning assets(1)         22,389          0.79%            20,886          0.72%           19,231           0.74%
                                   --------          ----           --------          ----          --------           ----

Total sources of funds             $135,045                         $126,893                        $114,526
                                   ========                         ========                        ========

Net interest margin                                  3.92%                            3.95%                            4.21%
                                                     ====                             ====                             ====

(1) Non-interest bearing liabilities and shareholders' equity less non-interest earning assets.

         The following discussion analyzes changes in the Bank's spreads and margins in terms of basis points. A basis point is a unit of measure for interest rates equal to .01%. One hundred basis points equals 1%.

         Interest rate spread decreased 10 basis points in 2000 while the net interest margin declined 3 basis points. Both the interest rate spread and margin were negatively impacted by a 42 basis point increase in interest bearing liability costs and offset by a 32 basis point increase in earning asset yields. Although the prime rate increased 100 basis points in 2000, loan yields only increased 22 basis points due to intense competition in our market area. The increase in liability costs is primarily the result of higher rates on interest bearing checking and time deposit accounts during the year.

         Interest rate spread decreased 24 basis points in 1999 while the net interest margin declined 26 basis points. Both the interest rate spread and margin were negatively impacted by a 28 basis point decline in earning asset yields and offset by a 4 basis point decline in interest bearing liability costs. Loan yields declined 39 basis points despite three separate increases in the prime rate during 1999. The competitive environment for higher quality loans required us to make such loans with rates and related loan fees lower than those realized in prior years. The yield on securities available for sale decline 12 basis points. The reduction in liability costs is primarily the result of lower rates on interest bearing checking, savings and money market accounts during the year.

PROVISION FOR LOAN LOSSES

         The amount charged to provision for loan losses is based on management's evaluation of the loan portfolio. Management determines the adequacy of the allowance for loan losses based on past loan loss experience, current economic conditions, composition of the loan portfolio. The allowance for loan losses is the best estimate by management of the probable losses which have been incurred as of the balance sheet date. See Nonperforming Loans and Allowance for Loan Losses for a comprehensive analysis.

NONINTEREST INCOME

         Noninterest income increased $278,000 or 49.0% during 2000 over the prior comparable period. The increase in 2000 was primarily due to a gain recognized on stock received from the demutualization of an insurance company of $196,000. The bank received the stock in exchange for its previous membership interest as a participating policyholder. Also, the bank continues to see increased revenue associated with debit card and automated teller machines (ATM) usage. Additional merchants participating in the Business Manager program, commercial lines of credit collateralized by accounts receivable, caused fee income to significantly grow during 2000. In July 1999, the Bank increased the service charge assessed for insufficient funds, which has provided additional revenue from service charges on deposit accounts. Fees generated from trust assets under management increased as the level of assets being managed reached $21.5 million at December 31, 2000, a 5.9% increase from $20.3 million at December 31, 1999.

         Noninterest income increased $149,000 or 36.0% during 1999 over 1998. The increase was due primarily to increased service charges on deposit accounts, insurance commissions, debit card fees and trust fees. These increases were offset by decreases in gains on sale of other real estate owned and net gains on sale of securities. Trust assets under management reached $20.3 million at December 31, 1999, a 24.5% increase from $16.3 million at December 31, 1998.

NONINTEREST EXPENSES

         Noninterest expenses increased $326,000 or 8.2% during 2000 over the prior comparable period. The increase was primarily due to an increase in salaries and employee benefits, occupancy of premises and other operating expenses. Higher health insurance costs, normal employee merit increases and increased employer contributions to retirement and profit sharing plans accounted for the additional costs of salaries and benefits in 2000.

         A loss associated with the abandonment of fixed assets, routine building repairs and maintenance and the painting of the Main Office branch were the primary reasons for higher occupancy of premises expense. In 1997, the Bank's management began the process of developing plans for expansion of the main office facility on the adjacent parking lot, incurring costs associated with surveys and architect fees. In 2000, management decided to abandon the original plans due to constraints on parking, and to consider enclosing the office space between the original building and the drive-up facility. The Bank wrote off the survey and architect fees since the original drawings were no longer part of the plan the Bank intends to pursue.

         Components of other operating expense, which significantly increased during 2000, included professional fees, data processing fees, advertising and public relations expenses, FDIC insurance premiums, ATM and debit card expenses and business manager program expenses. A larger deposit account assessment base and rate changes contributed to increased FDIC insurance premiums. A new advertising program targeted at public awareness that began in the third quarter of 2000, and the continuing promotion of the Hedgesville branch location caused advertising and public relations costs to increase during 2000. Professional fees increased due to the formation of the holding company. Maintenance expense related to technology systems caused data processing expense to increase. Increased usage by customers generated additional debit card and ATM expenses. A growing number of merchants in the Business Manager program caused the expenses related to this program to increase.

         Noninterest expenses increased $581,000 or 17.2% during 1999 over the prior comparable period. The increase was primarily due to an increase in salaries and employee benefits and other operating expenses. Other operating expenses, which increased, were data processing, postage expense, advertising and professional fees. The opening of an additional branch in Hedgesville in October 1998 and the start-up of the insurance subsidiary in November 1998 caused salaries and benefits and other operating expenses to increase in 1999 over 1998.

INCOME TAXES

         The Bank's provision for income tax totaled $758,000 in 2000, $621,000 in 1999 and $618,000 in 1998. The effective tax rate was 36.7% in 2000 compared to 33.7% and 32.2% in 1999 and 1998, respectively. Lower tax-exempt earnings on investment securities and higher taxable income were the primary reasons for the increase in the effective tax rate. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities. See Note 17 of the Notes to Consolidated Financial Statements for a comprehensive analysis of income tax expense.

FINANCIAL CONDITION

         Table 5 examines Citizens National Bank's financial condition in terms of its sources and uses of funds. Average funding uses increased $8.2 million or 6.4% in 2000 compared with an increase of $12.4 million or 10.8% in 1999.

TABLE 5.  SOURCES AND USES OF FUNDS

                                          2000                                       1999                       1998
                            --------------------------------           --------------------------------       --------
                                         INCREASE (DECREASE)                        INCREASE (DECREASE)
                             AVERAGE     -------------------           AVERAGE      -------------------       AVERAGE
                             BALANCE      AMOUNT         %             BALANCE      AMOUNT          %         BALANCE
                            --------     -------       -----           --------     -------       -----       --------
                                                                 In thousands
Funding uses:
   Federal funds
      sold                  $  1,026     $  (176)      (14.6)%         $  1,202     $  (835)      (41.0)%     $  2,037
   Securities available
      for sale                31,923      (2,051)       (6.0)            33,974       4,924        17.0         29,050
   Loans                     102,096      10,379        11.3             91,717       8,278         9.9         83,439
                            --------     -------                       --------     -------                   --------
   Total uses               $135,045     $ 8,152         6.4%          $126,893     $12,367        10.8%      $114,526
                            ========     =======        ====           ========     =======        ====       ========
Funding sources:
    Interest-bearing
      demand deposits       $ 22,985     $  (118)       (0.5)%         $ 23,103     $   115         0.5%      $ 22,988
   Savings deposits           16,080      (1,192)       (6.9)            17,272        (141)       (0.8)        17,413
   Time deposits              73,522       7,915        12.1             65,607      10,713        19.5         54,894
   Short-term
      borrowings                  69          44                             25          25                         --
   Noninterest bearing
      funds, net(1)           22,389       1,503         7.2             20,886       1,655         8.6         19,231
                            --------     -------                       --------     -------                   --------
   Total sources            $135,045     $ 8,152         6.4%          $126,893     $12,367        10.8%      $114,526
                            ========     =======        ====           ========     =======        ====       ========


(1) Noninterest bearing liabilities and shareholders' equity less noninterest earning assets.


         The Bank's total assets increased $11.3 million or 8.2% to $150.0 million from December 31, 1999 to December 31, 2000, due primarily to a $6.9 million increase in loans, a $4.2 million increase in securities available for sale and a $1.2 million increase in federal funds sold, which were partially offset by a $295,000 decrease in cash and cash equivalents.

         The Bank's total liabilities increased $9.7 million or 7.7% to $136.1 million from December 31, 1999 to December 31, 2000 completely due to the increase in deposits. Shareholders' equity increased $1.6 million to $13.9 million at December 31, 2000 primarily due to net income of $1.3 million and a $776,000 increase in accumulated other comprehensive income, offset by cash dividends of $467,000. The increase in accumulated other comprehensive income was due to the unrealized market value appreciation of the available for sale investment security portfolio. The only component of accumulated other comprehensive income at December 31, 2000 was unrealized losses on available for sale securities net of deferred income taxes. The unrealized losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results, however, unless the securities are actually sold.

LOAN PORTFOLIO

         At December 31,2000, total loans increased $6.9 million or 7.1% to $104.0 million from $97.1 million at December 31, 1999. The loan mix did not change in any material respect compared with December 31, 1999. The loan portfolio increase is the result of developing new real estate loan programs and efforts to develop new commercial and indirect lending relationships. Also, the Bank's semi-annual auto loan sales generated an increase in consumer loans. The Bank's management believes additional growth in all lending areas is possible into year 2001. Management's intent is to control the loan volume in a manner which would produce a loan to deposit ratio between 75% and 80% and maintain credit quality. Such efforts were successful as the loan to deposit ratio was 77.6% at December 31, 2000 and 78.0% at December 31, 1999. The ratio of net charge-offs to average loans outstanding was .10% in 2000 and 1999.

         The loan portfolio classifications of installment and commercial real estate did not change significantly in 2000 and 1999. Growth recorded in the commercial loan area resulted in increases of 16.4% to $6.0 million outstanding at December 31, 2000 and 34.6% to $5.2 million outstanding December 31, 1999. These increases in commercial lending are primarily the result of efforts to develop new relationships with commercial entities in the area. Also, the Bank participates in the Business Manager program, commercial lines of credit collateralized by accounts receivable, which has generated an increase in commercial loans during 2000. The Bank's market area was expanded to Berkeley County, West Virginia in 1999 which provides a much larger area for commercial lending. The Bank's management feels additional growth in the commercial area is possible in 2001.

         Real estate mortgage loans comprised mainly of one to four family residences continued to be the Bank's dominant loan category. Mortgage lending comprises approximately 62% or $65.3 million of the total loan portfolio at December 31, 2000 compared to 63% or $61.6 million at December 31, 1999.

         Demand for the Bank's primary mortgage products, variable rate loans carrying annual interest rate adjustments based on one, three and five year Treasury rates, continues to increase. The Bank continues to see an increase in the demand for fixed rate mortgage products, and for all loan products, as the bank penetrates the Berkeley County, West Virginia real estate market. As of December 31, 2000, 64.4% of the Bank's mortgage loans were adjustable rate loans and 35.6% were fixed rate loans. Currently, the Bank has approximately $1.6 million in fixed rate loans in the portfolio which were originated under terms that would allow them to be sold on the secondary market.

         Additional information on the composition of the loan portfolio may be found in Note 5 of the Notes to the Consolidated Financial Statements.

         Bank policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. As of December 31, 2000 and 1999, nonaccrual loans approximated
 .02% of total loans (net) in each year.

TABLE 6.  LOANS AND LEASE RECEIVABLE

                                                DECEMBER 31,
                                  ----------------------------------------
                                    2000            1999             1998
                                  --------         -------         -------
                                                In thousands
Real estate                       $ 65,278         $61,625         $55,412
Commercial real estate               9,944           9,569           8,541
Consumer                            23,708          21,778          18,408
Commercial                           6,017           5,185           3,853
Overdrafts                              20              28              83
                                  --------         -------         -------
                                  $104,967         $98,185         $86,297
Net deferred loan fees,
    premiums and discounts              90              88              80
Allowance for loan losses           (1,216)         (1,148)         (1,122)
                                  --------         -------         -------
                                  $103,841         $97,125         $85,255
                                  ========         =======         =======

TABLE 7.  LOAN MATURITIES AND INTEREST SENSITIVITY (1)

                                                                DECEMBER 31, 2000
                                             -----------------------------------------------------
                                             ONE YEAR       ONE THROUGH        OVER
                                              OR LESS       FIVE YEARS      FIVE YEARS      TOTAL
                                             --------       -----------     ----------     -------
                                                                   In thousands
Commercial, financial and agricultural         $6,264         $1,008         $8,709        $15,981
Real estate - construction                      1,357             --             --          1,357
                                              -------        -------        -------        -------

Total                                          $7,621         $1,008         $8,709        $17,338
                                              =======        =======        =======        =======

Loans with predetermined interest rate         $4,212         $1,008         $2,126         $7,346
Loans with variable interest rate               3,409             --          6,583          9,992
                                              -------        -------        -------        -------

Total                                          $7,621         $1,008         $8,709        $17,338
                                              =======        =======        =======        =======


(1)   Excludes residential mortgages and consumer loans.


NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

         Nonperforming loans consist of loans in nonaccrual status, loans which are past due 90 days or more and still accruing interest and restructured loans. As of December 31, 2000, management is not aware of any potential problem loans other than those which are on nonaccrual status or past due ninety days or more and still accruing interest.

TABLE 8.  NON-PERFORMING ASSETS

                                                      DECEMBER 31,
                                             ------------------------------
                                             2000         1999         1998
                                             ----         ----         ----
                                                      In thousands
Nonaccrual loans                             $ 22         $ 22         $275

Loans past due 90 days or more
   still accruing interest                    360           79            7
Restructured loans                             --           --            1
                                             ----         ----         ----
Total nonperforming loans                    $382         $101         $283
                                             ----         ----         ----

Other real estate owned                      $ --          $67         $122
                                             ----         ----         ----

Total nonperforming assets                   $382         $168         $405
                                             ====         ====         ====

Ratios:
Nonperforming loans/Total loans              0.37%        0.10%        0.33%
Nonperforming assets/Total assets            0.25%        0.12%        0.31%
Allowance for loan losses/Total loans        1.17%        1.18%        1.32%

         The allowance for loan losses is the best estimate by management of the probable losses which have been incurred as of the respective balance sheet date. Management makes a determination quarterly by analyzing overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers and other factors. The Bank's methodology for determining the allowance for loan losses establishes both an allocated and an unallocated component. The allocated portion of the allowance represents the results of analyses of individual loans that are being monitored for potential credit problems and pools of loans within the portfolio. The allocated portion of the allowance for loans is based principally on current loan risk ratings, historical loan loss rates adjusted to reflect current conditions, as well as analyses of other factors that may have affected the collectibility of loans in the portfolio. The Bank analyzes all commercial loans that are being monitored as potential credit problems to determine whether such loans are impaired, with impairment measured by reference to the borrowers' collateral values and cash flows. The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. The Bank has no loans which are considered to be impaired as of December 31, 2000 and 1999. At December 31, 2000 and 1999, the allowance for loan losses totaled $1.2 million and $1.1 million, respectively. The allowance for loan losses as a percentage of loans was 1.16% and 1.17% as of December 31, 2000 and 1999. The provision for loan losses exceeded net charge-offs by $68,000 and $26,000 in 2000 and 1999. An analysis of the allowance for loan losses for the years ended December 31, 2000 and 1999 may be found in Note 5 of the Notes to the Consolidated Financial Statements.

         The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. In 2000, 1999 and 1998, the provision totaled $170,000, $118,000 and $196,000, respectively. While loan quality remains good and, as noted previously, past due and nonaccrual loans are minimal, management increased the provision for loan losses in 2000 based on the declining general economic conditions as evidenced by the slowdown in the economy as cited in various financial publications. Having thus increased the provision for loan losses, management believes the allowance for loan losses to be adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require additional reserves as a result of their examination of the Bank. The allowance for loan losses reflects what management currently believes is an adequate level of allowance, although there can be no assurance that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

TABLE 9.  ALLOWANCE FOR LOAN LOSSES

                                                   2000           1999           1998
                                                  ------         ------         ------
                                                              In thousands
Balance, beginning of year                        $1,148         $1,122         $1,019
                                                  ------         ------         ------
Provision charged to expense                      $  170         $  118         $  195
                                                  ------         ------         ------
Loans charged off:
    Commercial, financial and agricultural        $    6         $    7         $    5
    Consumer                                         115             97            107
    Mortgage                                          --             14             16
                                                  ------         ------         ------
    Total loans charged off                       $ (121)        $ (118)        $ (128)
                                                  ------         ------         ------

Recoveries:
    Commercial, financial and agricultural        $    1         $    5         $    4
    Consumer                                          18             21             32
                                                  ------         ------         ------
    Total recoveries                              $   19         $   26         $   36
                                                  ------         ------         ------
    Net charge-offs                               $ (102)        $  (92)        $  (92)
                                                  ------         ------         ------

Balance, end of year                              $1,216         $1,148         $1,122
                                                  ======         ======         ======


TABLE 10.   ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                                    DECEMBER 31
                                  -------------------------------------------------------------------------------
                                          2000                         1999                        1998
                                  -----------------------      ----------------------     -----------------------
                                             PERCENT OF                  PERCENT OF                  PERCENT OF
                                            LOANS IN EACH               LOANS IN EACH               LOANS IN EACH
                                             CATEGORY TO                 CATEGORY TO                 CATEGORY TO
                                  AMOUNT     TOTAL LOANS       AMOUNT    TOTAL LOANS       AMOUNT    TOTAL LOANS
                                  ------    -------------      ------   -------------     -------   -------------
                                                                     In thousands
Commercial, financial             $  206          6%           $   89           5%           $ 41           5%
    and agriculture
Real estate - mortgage               257         72               284          73             531          74
Installment and other                351         22               558          22             265          21
Uallocated                           402        N/A               217         N/A             285         N/A
                                  ------        ---            ------         ---         -------         ---
       Total                      $1,216        100%           $1,148         100%        $ 1,122         100%
                                  ======        ===            ======         ===         =======         ===



SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD

         The Bank's securities portfolio consists of only available for sale securities. Classifying the securities portfolio as available for sale provides management with increased ability to manage the balance sheet structure and address asset/liability management issues when needed. The fair value of the investment portfolio has increased $4.2 million to $35.4 million at December 31, 2000 from 1999.

         The composition of the portfolio continues to reflect the Bank's conservative philosophy which places greater importance on safety and liquidity than on yield. At December 31, 2000, approximately 96.4% of the portfolio is comprised of US Treasury and Agency securities and 1.6% in State and Political

Subdivision securities. The term to maturity is limited to seven years for Treasury and Agency bonds and 10 years for Municipal bonds. Typically, investments in Agency bonds contain a call feature. These bonds generally have a somewhat higher yield. The average term to maturity of the portfolio as of December 31, 2000 was 4.9 years.


         The Bank generally participates in the overnight federal funds sold market. Depending upon specific investing or funding strategies and/or normal fluctuations in loan and deposit balances, the bank may need, on occasion, to purchase funds on an overnight basis. At December 31, 2000, the Bank had $1.2 million in federal funds sold. In 2000 and 1999, the average balance in federal funds sold was $1.0 million and $1.2 million, respectively.

DEPOSITS AND OTHER FUNDING SOURCES

         Total deposits were $134.0 million at December 31, 2000, an increase of $9.5 million or 7.6% over deposits at December 31, 1999. Average deposits, however, showed a $7.7 million, or 6.3% growth, to $128.7 million in 2000. The growth is partially due to the Bank's public awareness advertising campaign targeted about your local community bank, attractive interest rates, and the continued market expansion at the Hedgesville location in Berkeley County. Deposits at the Hedgesville branch totaled $14.0 million at December 31, 2000, an increase of $1.2 million over December 31, 1999. However, the Bank has experienced a change in the deposit account mix during 2000.

         Noninterest-bearing deposits also grew by $511,000 or 3.3%, during 2000, from $15.7 million at December 31, 1999, to $16.2 million at December 31, 2000. At December 31, 2000, noninterest-bearing deposits represented 12.1% of total deposits, compared to 12.6% for 1999. Average noninterest-bearing deposits increased 7.1% from $14.9 million in 1999 to $16.0 million in 2000. The Bank's noninterest-bearing deposit account with no minimum balance and check truncation continues to grow since its introduction in 1999. The local community bank public awareness campaign has generated an influx of new noninterest-bearing deposit accounts.

         Interest bearing deposits increased by $9.0 million or 8.2% to $117.8 million at December 31, 2000. Interest-bearing checking increased by $1.1 million in 2000. Included in this category are NOW accounts and Money Market accounts. Savings accounts decreased $875,000 in 2000 from the previous year to $15.6 million, while the average savings deposits fell $1.2 million or 6.9% to $16.1 million at December 31, 2000. The community bank awareness campaign, especially at the Hedgesville branch location, has generated an increase in the number and dollar amount of interest-bearing deposit accounts. Savings deposits earning lower interest rates are being transferred into more flexible, higher earning certificates of deposit. The Bank's largest source of interest-bearing funds is certificates of deposit. These accounts totaled $78.2 million at December 31, 2000, an increase of $8.8 million or 12.6%. While total certificates of deposit increased, jumbo certificates of deposit decreased. The Bank offered a promotional certificate of deposit, the 36-month Ultimate Certificate of Deposit, with the grand opening of the Hedgesville branch location in 1998. During 2000, the Bank has been experiencing a shift between the two categories due to the maturity and withdrawal of 36-month Ultimate Certificate of Deposit accounts. A significant amount of these withdrawals and maturities are being transferred into the Bank's 14, 16 and 26 month certificates which have attractive interest rates compared to the competition. The marketing campaigns targeted at attracting new certificate of deposit customers to the Bank, especially the Hedgesville office, has been extremely successful.

          Table 11 is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2000.

TABLE 11.  MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

                                    AMOUNT      PERCENT
                                   -------      -------
                                       In thousands
Three months or less               $   403        2.27%
Three through six months             1,170        6.59
Six through twelve months            3,941       22.18
Over twelve months                  12,251       68.96
                                   -------       -----

     Total                         $17,765         100%
                                   =======       =====

CAPITAL RESOURCES

         The Bank remains well capitalized. Total shareholders' equity at December 31, 2000 of $13.9 million represents 9.2% of total assets. This compares to $12.2 million or 8.8%, at December 31, 1999. Included in capital at December 31, 2000 are $115,000 of unrealized losses on available for sale securities, net of deferred income taxes. At December 31, 1999, the Bank had unrealized losses on available for sale securities, net of deferred income taxes of $892,000. Such unrealized losses are recorded net of related deferred taxes and are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact will result, however, unless the securities are actually sold.

         The stock of CNB Financial Services, Inc., and prior to the formation of CNB, the Bank, are not listed on an exchange and are not heavily traded. The trades that have occurred are those that, to management's knowledge, have been individually arranged. Based on information that management is aware of, the majority of shares sold during 2000 were at a price that ranged from $75 to $105 per share. During 1999, information available to management indicates that stock trades ranged from $50 to $75 per share. Book value per share increased from $26.74 at December 31, 1999 to $30.27 at December 31, 2000.

         Dividends which have been declared by the Board of Directors semiannually, increased from $1.00 per share in 1999 to $1.02 in 2000. All stock prices and per share amounts have been restated to reflect the formation of CNB Financial Services, Inc. and the acquisition of Citizens National Bank and subsidiary on August 31, 2000 and accounted for as a pooling of interests.

         The Federal Reserve's risk-based capital guidelines provide for the relative weighting of both on-balance-sheet and off-balance-sheet items based on their degree of risk. The Bank continues to exceed all regulatory capital requirements, and is unaware of any trends or uncertainties, nor do any plans exist, which may materially impair or alter its capital position.

RETURN ON EQUITY AND ASSETS

         Table 12 shows consolidated operating and capital ratios for the periods indicated.

TABLE 12.  OPERATING AND CAPITAL RATIOS


                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                     2000                  1999
                                                     ----                  ----
     Return on average assets                          .91%                 .90%
     Return on average equity                        10.16                 9.66
     Dividend payout ratio                           35.78                37.54
     Average equity to average assets ratio           9.00                 9.35

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LIQUIDITY AND INTEREST RATE SENSITIVITY

         The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold. At December 31, 2000, these sources totaled $36.6 million, or 24.4% of total assets. In addition, liquidity may be generated through loan repayments and over $7.0 million of available borrowing arrangements with correspondent banks. At December 31, 2000, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $1.8 million of cash from operations in 2000, which compares to $1.8 million in 1999 and $1.7 million in 1998. Additional cash of $9.0 million, $8.7 million and $12.6 million was generated through net financing activities in 2000, 1999 and 1998. These proceeds along with proceeds from the sales and maturities of investment securities were used to fund loans and purchase securities during each year. Net cash used in investing activities totaled $11.1 million in 2000 compared to $9.4 million in 1999 and $13.4 million in 1998. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

         The objective of the Bank's interest rate sensitivity management program, also known as asset/liability management, is to maximize net interest income while minimizing the risk of adverse effects from changing interest rates. This is done by controlling the mix and maturities of interest-sensitive assets and liabilities. The Bank has established an asset/liability committee for this purpose. Daily management of the Bank's sensitivity of earnings to changes in interest rates within the Bank's policy guidelines are monitored by using a combination of off-balance sheet and on-balance sheet financial instruments. The Bank's Chief Executive Officer, Senior Lending Officer and the Chief Financial Officer monitor day to day deposit flows, lending requirements and the competitive environment. Rate changes occur within policy guidelines if necessary to minimize adverse effects. Also, the Bank's policy is intended to ensure that the Bank measures a range of rate scenarios and patterns of rate movements that are reasonably possible. The Bank measures the impact that 200 basis point changes in rates would have on earnings over the next twelve months.

         In analyzing interest rate sensitivity for policy measurement, the Bank compares its forecasted earnings in both a "high rate" and "low rate" scenario to a base-line scenario. The Bank's base-line scenario is that short-term interest rates over the next 12 months remain at the current rate. The "high rate" and "low rate" scenarios assume a 200 basis point increase or decrease in the prime rate from beginning point of the base-line scenario over the most current 12-month period. The Bank's policy limit for the maximum negative impact on earnings resulting from "high rate" or "low rate" scenarios is 10 percent. The policy measurement period is 12 months in length, beginning with the first month of the forecast.

         The Bank's base-line scenario holds the prime rate constant at 9.50 percent through December 2001. Based on the January 2001 outlook, the model indicates that earnings during the policy measurement period would be affected by less 10 percent, in both an increasing or decreasing interest rate scenario.

         One common interest rate risk measure is the gap, or the difference between rate sensitive assets and rate sensitive liabilities. A positive gap occurs when rate-sensitive assets exceed rate-sensitive liabilities. This tends to be beneficial in rising interest rate environments. A negative gap refers to the opposite situation and tends to be beneficial in declining interest rate environments. However, the gap does not consider future changes in the volume of rate sensitive assets or liabilities or the possibility that interest rates of various products may not change by the same amount or at the same time. In addition, certain assumptions must be made in constructing the gap. For example, the Bank considers administered rate deposits, such as savings accounts, to be immediately rate sensitive although their actual rate sensitivity could differ from this assumption. The Bank monitors its gap on a quarterly basis. Table 13 presents an interest sensitivity analysis of the Bank's assets and liabilities at December 31, 2000.

TABLE 13.  INTEREST SENSITIVITY ANALYSIS

                                                                     DECEMBER 31, 2000
                                            ----------------------------------------------------------------
                                                               INTEREST SENSITIVITY PERIOD
                                            ----------------------------------------------------------------
                                                 2001             2002             2003             2004
                                                 ----             ----             ----             ----
                                                                         In thousands
Rate sensitive assets
Loans, net of unearned interest                $ 29,709         $ 10,843         $ 14,101         $ 13,582
    Average interest rate                          8.73 %           9.08 %           8.99 %           8.76 %
Securities                                        2,250            1,400            2,750            2,250
    Average interest rate                          7.50 %           7.53 %           6.70 %           6.00 %
                                               --------         --------         --------         --------
    Total interest sensitive assets            $ 31,959         $ 12,243 %       $ 16,851 %       $ 15,832 %
                                               ========         ========         ========         ========

Interest sensitive liabilities
Non-interest-bearing deposits                  $  1,617         $  1,617         $  1,617         $  1,617
    Average interest rate                            --               --               --               --
Savings and interest-bearing checking             3,958            3,958            3,958            3,958
    Average interest rate                          2.00 %           2.00 %           2.00 %
Time deposits                                    31,961           22,505           21,724              336
    Average interest rate                          5.91 %           6.62 %           6.23 %           5.16 %
                                               --------         --------         --------         --------
    Total interest sensitive liabilities       $ 37,536         $ 28,080         $ 27,299         $  5,911
                                               ========         ========         ========         ========

GAP                                            $ (5,577)        $(15,838)        $(10,449)        $  9,921
Cumulative GAP                                 $ (5,577)        $(21,415)        $(26,286)        $(16,365)

GAP to sensitive assets ratio                     (4.05)%         (11.50)%          (7.59)%           7.20 %
Cumulative GAP to sensitive
    assets ratio                                  (4.05)%         (15.55)%         (23.14)%         (15.93)%
GAP to total assets ratio                         (3.72)%         (10.56)%          (6.97)%           6.61 %
Cumulative GAP to total assets ratio              (3.72)%         (14.28)%         (17.53)%         (10.91)%


                                                                      DECEMBER 31, 2000
                                                 ----------------------------------------------------------------
                                                                 INTEREST SENSITIVITY PERIOD
                                                 ----------------------------------------------------------------
                                                      2005          THEREAFTER        TOTAL         FAIR VALUE
                                                      ----          ----------        -----         ----------
                                                                         In thousands
Rate sensitive assets
Loans, net of unearned interest                     $ 11,617         $ 25,369        $105,220        $103,766
    Average interest rate                               8.97 %           8.39 %          8.75 %
Securities                                            13,450           12,650          32,500          35,374
    Average interest rate                               6.39 %           6.91 %          7.16 %
                                                    --------         --------        --------
    Total interest sensitive assets                 $ 25,067         $ 38,019        $137,720
                                                    ========         ========        ========

Interest sensitive liabilities
Non-interest-bearing deposits                       $  1,617         $  8,080        $ 16,165        $ 16,165
    Average interest rate                                 --               --              --
Savings and interest-bearing checking                  3,958           19,793          39,583          39,583
    Average interest rate                               2.00 %           2.00 %          2.00 %          2.00 %
Time deposits                                          1,722               --          78,248          83,199
    Average interest rate                               6.48 %             --            6.21 %
                                                    --------         --------        --------
    Total interest sensitive liabilities            $  7,297         $ 27,873        $ 16,165
                                                    ========         ========        ========

GAP                                                 $ 17,770         $ 10,146
Cumulative GAP                                      $  1,405         $ 11,551

GAP to sensitive assets ratio                          12.90 %           7.37 %
Cumulative GAP to sensitive
    assets ratio                                       (3.03)%           4.34 %
GAP to total assets ratio                              11.85 %           6.76 %
Cumulative GAP to total assets ratio                    0.94 %           7.70 %


RECENTLY ISSUED ACCOUNTING STANDARDS

         In September 2000, Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued. It replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," but carries over most of the provisions of SFAS 125 without change. SFAS No. 140 elaborates on the qualifications necessary for a special-purpose entity, clarifies sales accounting criteria in certain circumstances, refines accounting for collateral, and adds disclosures for collateral, securitizations, and retained interests in securitized assets. This statement is to be applied prospectively and is effective for transactions occurring after March 31, 2001. Disclosure requirements of this statement and any changes in accounting for collateral are effective for fiscal years ending after December 15, 2000 for CNB. CNB is evaluating the impact, if any, this statement may have on its future Consolidated Financial Statements.

IMPACT OF INFLATION

         The results of operations and financial position of the Bank have been presented based on historical cost, unadjusted for the effects of inflation, except for the recording of unrealized gains and losses on securities available for sale. Inflation could significantly impact the value of the Bank's interest rate-sensitive assets and liabilities and the cost of noninterest expenses, such as salaries, benefits and other operating expenses. Management of the money supply by the Federal
Reserve to control the rate of inflation may have an impact on the earnings of the Bank. Further, changes in interest rates to control inflation may have a corresponding impact on the ability of certain borrowers to repay loans granted by the Bank.

         As a financial intermediary, the Bank holds a high percentage of interest rate-sensitive assets and liabilities. Consequently, the estimated fair value of a significant portion of the Bank's assets and liabilities change more frequently than those of non-banking entities. The Bank's policies attempt to structure its mix of financial instruments and manage its interest rate sensitivity in order to minimize the potential adverse effects of market forces on its net interest income, earnings and capital.

         A comparison of the carrying value of the Bank's financial instruments to their estimated fair value as of December 31, 2000 and December 31, 1999 is disclosed in Note 23 of the Notes to the Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

          CNB Financial Services, Inc. and Subsidiary
              Independent Auditors' Report     .............................. 26
              Consolidated Balance Sheets    ................................ 27
              Consolidated Statements of Income.............................. 28
              Consolidated Statements of Stockholders' Equity................ 29
              Consolidated Statements of Cash Flows.......................... 30
              Notes to Consolidated Financial Statements..................... 31

                          INDEPENDENT AUDITOR'S REPORT






Shareholders and Board of Directors
CNB Financial Services, Inc.
Berkeley Springs, West Virginia


                  We have audited the accompanying consolidated statements of financial condition of CNB Financial Services, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of CNB Financial Services, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNB Financial Services, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.





/s/ Smith Elliott Kearns & Co., LLC
---------------------------------------------


Hagerstown, Maryland
January 23, 2001

            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      DECEMBER 31, 2000 AND 1999


                                ASSETS                          2000                1999
                                                            ------------        ------------


Cash and due from banks                                     $  3,739,854        $  4,035,293
Federal funds sold                                             1,207,684                  --
Securities available for sale
   (at approximate market value)                              35,374,293          31,186,678
Loans and lease receivable, net                              104,003,931          97,124,993
Loans held for sale                                                   --              65,300
Accrued interest receivable                                    1,004,257             871,671
Foreclosed real estate (held for sale), net                           --              66,938
Premises and equipment, net                                    3,167,302           3,360,924
Deferred income taxes                                            375,509             849,721
Cash surrender value of life insurance                           790,807             670,734
Intangible assets                                                113,853             108,267
Other assets                                                     204,877             307,220
                                                            ------------        ------------

         TOTAL ASSETS                                       $149,982,367        $138,647,739
                                                            ============        ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
        Demand                                              $ 16,164,702        $ 15,653,259
        Interest-bearing demand                               24,012,083          22,942,904
        Savings                                               15,571,297          16,446,507
        Time, $100,000 and over                               17,764,825          18,042,001
        Other time                                            60,482,943          51,425,277
                                                            ------------        ------------
                                                            $133,995,850        $124,509,948
   Accrued interest payable                                    1,038,122             816,619
   Accrued expenses and other liabilities                      1,084,577           1,072,451
                                                            ------------        ------------

         TOTAL LIABILITIES                                  $136,118,549        $126,399,018
                                                            ------------        ------------

SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000  shares
       authorized; 458,048 shares outstanding               $    458,048        $    458,048
   Capital surplus                                             3,863,592           3,863,592
   Retained earnings                                           9,657,422           8,818,791
   Accumulated other comprehensive income                       (115,244)           (891,710)
                                                            ------------        ------------

         TOTAL SHAREHOLDERS' EQUITY                         $ 13,863,818        $ 12,248,721
                                                            ------------        ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $149,982,367        $138,647,739
                                                            ============        ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                           2000               1999              1998
                                                        -----------        ----------        ----------
INTEREST INCOME
   Interest and fees on loans                           $ 8,887,114        $7,779,359        $7,342,065
   Interest and dividends on securities:
      United States Treasury securities                      25,232            55,516           114,631
      U.S. Government agencies and
         corporations                                     1,960,198         1,855,665         1,374,600
      State and political subdivisions                       60,002           185,680           274,453
      Other                                                   7,779             8,206             6,926
   Interest on federal funds sold                            94,914            60,968           130,863
                                                        -----------        ----------        ----------
                                                        $11,035,239        $9,945,394        $9,243,538
                                                        -----------        ----------        ----------
INTEREST EXPENSE
   Interest on interest bearing demand,
     savings and time deposits                          $ 5,359,871        $4,594,966        $4,171,379
   Interest on federal  funds purchased                       5,051             2,607               359
                                                        -----------        ----------        ----------
                                                        $ 5,364,922        $4,597,573        $4,171,738
                                                        -----------        ----------        ----------

           NET INTEREST INCOME                          $ 5,670,317        $5,347,821        $5,071,800

PROVISION FOR LOAN LOSSES                                   170,000           117,999           195,600
                                                        -----------        ----------        ----------

           NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                $ 5,500,317        $5,229,822        $4,876,200
                                                        -----------        ----------        ----------

NONINTEREST INCOME
   Service charges on deposit accounts                  $   282,866        $  247,159        $  191,406
   Other service charges, commissions
      and fees                                              211,982           176,951           139,071
   Insurance income                                          94,691            92,650             3,501
   Other operating income                                    59,148            55,139            50,538
   Gain on demutualization of insurance company             195,889                --                --
   Net gain (loss) on sale of securities                    (13,991)           (4,262)           17,570
   Gain (loss) on sale of other real estate owned            12,177            (2,890)           13,329
                                                        -----------        ----------        ----------
                                                        $   842,762        $  564,747        $  415,415
                                                        -----------        ----------        ----------
NONINTEREST EXPENSES
   Salaries                                             $ 1,760,226        $1,713,298        $1,550,588
   Employee benefits                                        562,625           532,762           456,735
   Occupancy of premises                                    249,738           203,442           168,411
   Furniture and equipment expense                          248,053           262,794           247,317
   Other operating expenses                               1,458,762         1,241,226           949,081
                                                        -----------        ----------        ----------
                                                        $ 4,279,404        $3,953,522        $3,372,132
                                                        -----------        ----------        ----------

            INCOME BEFORE INCOME TAXES                  $ 2,063,675        $1,841,047        $1,919,483

PROVISION FOR INCOME TAXES                                  757,835           620,818           618,249
                                                        -----------        ----------        ----------

            NET INCOME                                  $ 1,305,840        $1,220,229        $1,301,234
                                                        ===========        ==========        ==========

BASIC EARNINGS PER SHARE                                $      2.85        $     2.66        $     2.84
                                                        ===========        ==========        ==========


The Notes to Consolidated Financial Statements are an integral part of these statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                                   ACCUMULATED
                                                                                                      OTHER           TOTAL
                                                     COMMON          CAPITAL        RETAINED      COMPREHENSIVE    SHAREHOLDERS'
                                                    STOCK (1)      SURPLUS (1)    EARNINGS (1)       INCOME           EQUITY
                                                    ---------      -----------    ------------       ------           ------

BALANCE, DECEMBER 31, 1997                          $ 229,024      $3,863,592      $7,442,448      $   108,652      $11,643,716
Comprehensive income:
  Net income for 1998                                      --              --       1,301,234               --               --
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $19,223)             --              --              --           31,363               --
Total Comprehensive Income                                 --              --              --               --        1,332,597
Cash dividends ($1.00 per share)                           --              --        (458,048)              --         (458,048)
Stock split effected in the form
  of a 100% dividend                                  229,024              --        (229,024)              --               --
                                                    ---------      ----------      ----------      -----------      -----------

BALANCE, DECEMBER 31, 1998                          $ 458,048      $3,863,592      $8,056,610      $   140,015      $12,518,265
Comprehensive income:
  Net income for 1999                                      --              --       1,220,229               --               --
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $632,348)            --              --              --       (1,031,725)              --
Total Comprehensive Income                                 --              --              --               --          188,504
Cash dividends ($1.00 per share)                                                     (458,048)                         (458,048)
                                                    ---------      ----------      ----------      -----------      -----------

BALANCE, DECEMBER 31, 1999                          $ 458,048      $3,863,592      $8,818,791      $  (891,710)     $12,248,721
Comprehensive income:
   Issuance of common stock                            12,000              --              --               --               --
   Cancellation of stock                              (12,000)             --              --               --               --
   Net income for 2000                                     --              --       1,305,840               --               --
   Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $475,898)            --              --              --          776,466               --
Total Comprehensive Income                                 --              --              --               --        2,082,306
Cash dividends ($1.02 per share)                                                     (467,209)                         (467,209)
                                                    ---------      ----------      ----------      -----------      -----------

BALANCE, DECEMBER 31, 2000                          $ 458,048      $3,863,592      $9,657,422      $  (115,244)     $13,863,818
                                                    =========      ==========      ==========      ===========      ===========


(1) Restated to reflect the formation of CNB Financial Services, Inc. and the acquisition of Citizens National Bank and subsidiary on August 31, 2000 and accounted for as a pooling of interests.

The Notes to Consolidated Financial Statements are an integral part of these statements.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                2000                 1999                 1998
                                                                                ----                 ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $  1,305,840         $  1,220,229         $  1,301,234
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                               238,162              256,642              219,325
     Provision for loan losses                                                   170,000              117,999              195,600
     Deferred income taxes                                                        (1,686)              33,468              (34,543)
     Net (gain) loss on sale of securities                                        13,991                4,262              (17,570)
     (Gain) loss on sale of real estate owned                                    (12,177)               2,890              (13,329)
     (Gain) on demutualization of insurance company                             (195,889)                  --                   --
     Loss on disposal and abandonment of fixed assets                             55,254                  407                   --
     (Increase) decrease in loans held for sale                                   65,300              (65,300)                  --
     (Increase) decrease in accrued interest receivable                         (132,586)             (24,927)              39,580
     (Increase) decrease in other assets                                          95,169              131,082             (261,635)
     Increase in accrued interest payable                                        221,503               84,740              115,653
     (Increase) in cash surrender value on life insurance in excess
          of premiums paid                                                       (70,180)             (16,059)             (19,575)
     Increase in accrued expenses and other liabilities                           12,126               42,647              137,665
     Amortization of deferred loan (fees) cost                                    42,633               44,375               51,806
     Amortization (accretion) of premium and discount on investments              (1,709)              (1,030)              (6,315)
                                                                            ------------         ------------         ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                          $  1,805,751         $  1,831,425         $  1,707,896
                                                                            ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) in loans                                                $ (8,118,916)        $(12,094,817)        $ (5,561,460)
     Proceeds from loan sales                                                  1,027,345                   --                   --
     Proceeds from sales of securities                                         2,659,593            7,290,995            8,648,700
     Proceeds from maturities of securities                                    1,570,000            8,495,000           11,815,000
     Purchases of securities                                                  (6,981,238)         (15,046,019)         (25,044,350)
     Purchases of premises and equipment                                         (83,935)            (100,377)          (1,235,577)
     Proceeds from sale of other real estate owned, net                           79,115              119,489              152,054
     Net (increase) in real estate owned, net                                         --               (4,438)                  --
     Net (increase) decrease in federal funds sold                            (1,207,684)           2,000,000           (2,000,000)
     Premiums paid on life insurance                                             (49,893)             (49,944)             (49,944)
     Purchase of intangibles                                                     (14,270)                  --             (116,000)
                                                                            ------------         ------------         ------------
         NET CASH (USED IN) INVESTING ACTIVITIES                            $(11,119,883)        $ (9,390,111)        $(13,391,577)
                                                                            ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in demand and savings deposits                             $    705,412         $    845,246         $  3,507,977
    Net increase in time deposits                                              8,780,490            8,344,481            9,562,669
    Cash dividends paid                                                         (467,209)            (458,048)            (458,048)
                                                                            ------------         ------------         ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                          $  9,018,693         $  8,731,679         $ 12,612,598
                                                                            ------------         ------------         ------------
         NET INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS                                                    $   (295,439)        $  1,172,993         $    928,917
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 4,035,293            2,862,300            1,933,383
                                                                            ------------         ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $  3,739,854         $  4,035,293         $  2,862,300
                                                                            ============         ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid during the year:
               Interest                                                     $  5,143,419         $  4,512,832         $  4,056,085
               Income taxes                                                 $    716,000         $    639,000         $    612,604
      Net transfer to foreclosed real estate, held for sale
          from loans receivable                                             $         --         $     62,500         $    124,613


The Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The following is a description of the more significant accounting policies of CNB Financial Services, Inc. and its subsidiary.

       NATURE OF OPERATIONS:

         CNB Financial Services, Inc. ("CNB" or the "Company") is a financial services holding company incorporated under the laws of West Virginia in March 2000. It became a bank holding company when it acquired all of the common stock of Citizens National Bank of Berkeley Springs on August 31, 2000.

         Citizens National Bank of Berkeley Springs (the "Bank"), a wholly owned subsidiary of CNB, provides a variety of banking services to individuals and businesses through its two locations in Berkeley Springs, West Virginia and its branch in Hedgesville, West Virginia which opened in October 1998. Its primary deposit products are demand deposits and certificates of deposit, and its primary lending products are commercial business, real estate mortgage and installment loans.

         CNB Insurance Services, Inc., a wholly owned subsidiary of Citizens National Bank, is a property and casualty insurance agency selling primarily personal lines of insurance in Morgan and Berkeley Counties.

         The accounting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

       PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements of CNB Financial Services, Inc., include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated.

       USE OF ESTIMATES:

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       SECURITIES AND MORTGAGE-BACKED SECURITIES:

         Investments in equity securities that have readily determinable fair values and for all investments in debt securities are classified and accounted for as follows:

         a. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

         b. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

         c. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity as accumulated other comprehensive income.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         CNB classifies all investments as available for sale.

         Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

         Gain or loss on sale of securities is based on specific identification method.

       IMPAIRED LOANS:

         Impaired loans are defined as those loans for which it is probable that contractual amounts due will not be received. Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, requires that the measurement of impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Larger groups of small-balance loans such as residential mortgage and installment loans that are considered to be part of homogeneous loan pools are aggregated for the purpose of measuring impairment, and therefore, are not subject to these statements. Management has established a dollar-value threshold for commercial loans. The larger commercial loans are evaluated in accordance with the statements. No loans are considered to be impaired at December 31, 2000 and 1999.

       ALLOWANCE FOR LOAN LOSSES:

         The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions.

         Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

       LOANS HELD FOR SALE:

         Mortgage loans held for sale are recorded at the lower of cost or market value. Gains and losses realized from the sale of loans and adjustments to market value are included in non-interest income. Mortgage loans are sometimes sold to the Federal Home Loan Mortgage Corporation (Freddie Mac) and other commercial banks.

       INTANGIBLE ASSETS:

         Intangible assets represent the acquisition of customer lists, contracts and records in the amount of $130,270 in November 1998 and January 2000 by CNB Insurance Services, Inc. The intangible assets are being amortized over fifteen years on a straight line basis.

       LOAN SERVICING:

         The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans: product type, investor type, interest rate, term and geographic location. An analysis of the risk

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS characteristics of CNB's loan servicing portfolio allows for all loans to be defined by one risk category.

       INTEREST INCOME ON LOANS:

         Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed.

       NONPERFORMING/NONACCRUAL ASSETS:

         Nonperforming/nonaccrual assets consist of loans on which interest is no longer accrued, loans which have been restructured in order to allow the borrower the ability to maintain control of the collateral, real estate acquired by foreclosure and real estate upon which deeds in lieu of foreclosure have been accepted. Interest previously accrued but not collected on nonaccrual loans is reversed against current income when a loan is placed on a nonaccrual basis.

       LOANS AND LEASE RECEIVABLE:

         Loans and lease receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

       LOAN ORIGINATION FEES AND COSTS:

         Certain direct costs of originating loans are being capitalized and amortized over the contractual life of the loan as an adjustment of the yield on the related loan.

       PREMISES AND EQUIPMENT:

         Premises and equipment are carried at cost less accumulated depreciation. Depreciation is calculated on both straight-line and accelerated methods over the estimated useful lives of 15 to 50 years for buildings and 3 to 20 years for equipment. Maintenance and repairs are charged to operating expenses as incurred.

       INCOME TAXES:

         Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

       PENSION PLAN:

         Pension plan costs are funded by annual contributions as required by applicable regulations.

       CASH AND CASH EQUIVALENTS:

         For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include all highly liquid debt instruments purchased with a maturity of three months or less except for federal funds sold. Those amounts are included in the balance sheet captions "Cash and Due From Banks."

       EARNINGS AND DIVIDENDS PER SHARE:

         Basic earnings and dividends per share are computed on the basis of the weighted average number of 458,048 shares of common stock outstanding during each year.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:

         In the ordinary course of business, CNB has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial lines of credit and letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

       POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS:

         Postretirement insurance benefits are provided to selected officers and employees. During the years that the employee renders the necessary service, the Bank accrues the cost of providing postretirement health and life insurance benefits to the employee.

       FORECLOSED REAL ESTATE:

         Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate. The historical average holding period for such properties is twelve to eighteen months.

       TRUST ASSETS:

         Assets held by CNB in a fiduciary or agency capacity are not included in the consolidated financial statements since such assets are not assets of CNB. In accordance with banking industry practice, income from fiduciary activities is generally recognized on a cash basis which is not significantly different from amounts that would have been recognized accrual basis.

       ADVERTISING COSTS:

         The Company expenses advertising costs in the period in which they are incurred. Advertising cost amounted to $112,642, $82,459 and $55,220 for the years ended December 31, 2000, 1999 and 1998, respectively.

       COMPREHENSIVE INCOME:

                  Comprehensive income is defined as the change in equity from transactions and other events from nonowner sources. It includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders. Comprehensive income includes net income and certain elements of "other comprehensive income" such as foreign currency translations; accounting for futures contracts; employers accounting for pensions; and accounting for certain investments in debt and equity securities.

                  CNB has elected to report its comprehensive income in the Consolidated Statements of Changes in Shareholders' Equity. The only element of "other comprehensive income" that CNB has is the unrealized gain or losses on available for sale securities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              The components of the change in net unrealized gains (losses) on securities were as follows:

                                                           2000               1999               1998
                                                           ----               ----               ----

Unrealized holding gains (losses) arising during
   the year                                             $1,238,373         $(1,668,335)        $ 68,156
Reclassification adjustment for (gains) losses
   realized in net income                                   13,991               4,262          (17,570)
                                                        ----------         -----------         --------
Net unrealized holding gains
   (losses) before taxes                                $1,252,364         $(1,664,073)        $ 50,586
Tax effect                                                (475,898)            632,348          (19,223)
                                                        ----------         -----------         --------

Net change                                              $  776,466         $(1,031,725)        $ 31,363
                                                        ==========         ===========         ========


NOTE 2.  FORMATION OF HOLDING COMPANY

         In March 2000, the Bank's Board of Directors approved the formation of CNB, a financial services holding company. A special meeting of the Bank's shareholders was held on August 4, 2000 and the shareholders approved the Agreement and Plan of Merger between the Bank and CNB, whereby the Bank became a wholly-owned subsidiary of CNB and the shareholders of the Bank became shareholders of CNB. The merger became effective on August 31, 2000. Each Bank shareholder received two shares of CNB stock for each share of the Bank's common stock. The Bank received approval for the reorganization from the Comptroller of the Currency and the Federal Reserve Bank of Richmond. Also, the Securities and Exchange Commission (SEC) declared the registration statement on Form S-4 related to the Agreement and Plan of Merger between the Bank and CNB effective on July 12, 2000. The Bank incurred and expensed all costs of start-up activities including activities related to organizing the new entity and filings with the SEC and Bank regulators. On August 31, 2000, CNB consummated its merger with the Bank and subsidiary, in a tax-free exchange of stock. Shareholders of the Bank received two shares of CNB Financial Services, Inc. common stock for each of the 229,024 shares of the Bank's common stock. The merger was accounted for as a pooling of interest.

NOTE 3.  RESTRICTIONS ON CASH AND DUE FROM BANKS

         The Bank is required to maintain average daily reserve balances with the Federal Reserve Bank. The amount of these required reserves, calculated based on percentages of certain deposit balances was $1,080,000 at December 31, 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  SECURITIES AVAILABLE FOR SALE

         The amortized cost and estimated market value of debt securities at December 31, 2000 and December 31, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

         Securities available for sale are summarized as follows:

                                                                        2000                                      WEIGHTED
                                            -------------------------------------------------------------         AVERAGE
                                                               GROSS           GROSS           ESTIMATED            TAX
                                             AMORTIZED       UNREALIZED      UNREALIZED          FAIR            EQUIVALENT
                                                COST            GAINS          LOSSES            VALUE             YIELD
                                                ----            -----          ------            -----             -----

Available for sale:
    U.S. Treasury securities
      After 1 but within 5 years            $   400,432        $ 6,443        $     --        $   406,875           6.78%
                                            -----------        -------        --------        -----------           ----

    U.S. Government agencies
      and corporations
      After 1 but within 5 years            $18,597,039        $15,689        $179,645        $18,433,083           6.40
      After 5 but within 10 years            15,276,363         43,845          76,654         15,243,554           7.01
                                            -----------        -------        --------        -----------           ----
                                            $33,873,402        $59,534        $256,299        $33,676,637           6.68
                                            -----------        -------        --------        -----------           ----

    States and political subdivision
      After 1 but within 5 years            $   350,000        $   810        $     --        $   350,810           6.75
      After 5 but within 10 years               100,000            907              --            100,907           7.33
      After 10 years                            100,000          2,714              --            102,714           8.72
                                            -----------        -------        --------        -----------           ----
                                            $   550,000        $ 4,431        $     --        $   554,431           7.21
                                            -----------        -------        --------        -----------           ----

    Federal Reserve Bank stock              $   129,650        $    --        $     --        $   129,650           6.00
    Federal Home Loan Bank stock                606,700             --              --            606,700           7.25
                                            -----------        -------        --------        -----------           ----
                                            $   736,350        $    --        $     --        $   736,350           7.03
                                            -----------        -------        --------        -----------           ----

Total securities available for sale         $35,560,184        $70,408        $256,299        $35,374,293           6.70%
                                            ===========        =======        ========        ===========           ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        1999                                      WEIGHTED
                                            -------------------------------------------------------------         AVERAGE
                                                               GROSS           GROSS           ESTIMATED            TAX
                                             AMORTIZED       UNREALIZED      UNREALIZED          FAIR            EQUIVALENT
                                                COST            GAINS          LOSSES            VALUE             YIELD
                                                ----            -----          ------            -----             -----

Available for sale:
    U.S. Treasury securities
      After 1 but within 5 years            $   400,699        $   51        $       --        $   400,750        6.77%
                                            -----------        ------        ----------        -----------        ----

    U.S. Government agencies
      and corporations
      Within 1 year                         $   250,000        $   --        $    1,094        $   248,906        5.00
      After 1 but within 5 years              4,499,367            --           181,006          4,318,361        6.25
      After 5 but within 10 years            25,230,736            --         1,250,698         23,980,038        6.60
                                            -----------        ------        ----------        -----------        ----
                                            $29,980,103        $   --        $1,432,798        $28,547,305        6.53
                                            -----------        ------        ----------        -----------        ----

    States and political subdivision
      Within 1 year                         $   620,637        $6,466        $       --        $   627,103        9.68
      After 1 but within 5 years              1,030,759         2,742             2,237          1,031,264        7.41
      After 5 but within 10 years               363,085            --             8,694            354,391        7.86
      After 10 years                            100,000            --             3,785             96,215        8.72
                                            -----------        ------        ----------        -----------        ----
                                            $ 2,114,481        $9,208        $   14,716        $ 2,108,973        8.22
                                            -----------        ------        ----------        -----------        ----

    Federal Reserve Bank stock              $   129,650        $   --        $       --        $   129,650        6.00
                                            -----------        ------        ----------        -----------        ----

Total securities available for sale         $32,624,933        $9,259        $1,447,514        $31,186,678        6.64%
                                            ===========        ======        ==========        ===========        ----


         The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $10,591,329 at December 31, 2000 and $9,467,490 at December 31, 1999.

         Proceeds from sales of securities available for sale (excluding maturities) for the years ended December 31, 2000, 1999 and 1998 were $2,659,593, $7,290,995 and $8,648,700, respectively. Gross gains and
         (losses) of $7,115 and $(21,106) in 2000, $15,829 and $(20,091) in
         1999, and $33,483 and $(15,913) in 1998 were realized on the respective sales.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  LOANS AND LEASE RECEIVABLE

         Major classifications of loans at December 31, 2000 and 1999, were as follows:

                                      2000                1999
                                      ----                ----

Loans:
   Real estate                    $ 65,278,200         $61,624,632
   Commercial real estate            9,944,333           9,568,985
   Consumer                         23,707,840          21,778,574
   Commercial                        6,036,583           5,184,988
   Overdrafts                           20,441              28,121
                                  ------------         -----------
                                  $104,987,397         $98,185,300

Lease:                                 143,000                  --
                                  ------------         -----------
                                  $105,130,397         $98,185,300
Net deferred loan fees,
    premiums and discounts              89,867              87,539
Allowance for loan losses           (1,216,333)         (1,147,846)
                                  ------------         -----------
                                  $104,003,931         $97,124,993
                                  ============         ===========

         At December 31, 2000, approximately $26,853,000 or 35.6% of the real estate loans had fixed rates of interest and $48,512,000 or 64.4% had adjustable rates of interest.

         The net investment in the direct financing lease was $143,000 at December 31, 2000.

         An analysis of the allowance for loan losses were as follows:

                                  2000               1999                1998
                                  ----               ----                ----

Balance, Beginning             $1,147,846         $1,122,155         $1,018,818
    Provision charged to
        operations                170,000            117,999            195,600
    Recoveries                     19,494             26,270             35,634
    Loans charged off            (121,007)          (118,578)          (127,897)
                               ----------         ----------         ----------
Balance, Ending                $1,216,333         $1,147,846         $1,122,155
                               ==========         ==========         ==========


                  Loans are placed on nonaccrual status when, in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. A summary of nonaccrual loans is as follows:

                                     DECEMBER 31,
                                ----------------------
                                  2000          1999
                                  ----          ----

Consumer loans                  $22,125        $22,157
                                =======        =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The contractual amount of interest that would have been recorded on nonaccrual loans during 2000 and 1999 was $6,532 and $29,292, respectively. The amount of interest income that was recorded on nonaccrual loans during 2000 and 1999 was $427 and $23,025, respectively.

         The Bank is not committed to lend additional funds to debtors whose loans are nonperforming or on nonaccrual status.

NOTE 6.  LOAN SERVICING

         Mortgage loans serviced for others are not included in the accompanying financial statements. The unpaid principal balances of mortgage loans serviced for others were $6,383,029 and $6,189,932 at December 31, 2000 and 1999, respectively.

         Custodial balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $79,558 and $143,486 at December 31, 2000 and 1999, respectively.

         Mortgage servicing rights of $12,253 were capitalized in 1998. The Bank did not capitalize any mortgage servicing rights in 1999 or 2000. An analysis of the predominant risk characteristics indicates that there is not more than a normal amount of prepayment risk and thus no write down is necessary. Amortization of mortgage servicing rights was $2,264, $2,258 and $2,439 in 2000, 1999 and 1998, respectively.
         Mortgage servicing rights at December 31, 2000 and 1999 were $33,961 and $36,370, respectively.

NOTE 7.  PREMISES AND EQUIPMENT

         Major classifications of premises and equipment at December 31 were as follows:

                                              2000              1999
                                              ----              ----

Land and land improvements                 $  985,050        $  981,150
Banking house - main                        1,299,557         1,282,560
Banking house - Valley Road branch            521,431           521,431
Banking house - Hedgesville branch            765,137           765,137
Furniture, fixtures and equipment           1,722,487         1,680,757
                                           ----------        ----------
                                           $5,293,662        $5,231,035
     Less accumulated depreciation          2,126,360         1,925,365
                                           ----------        ----------
                                           $3,167,302        $3,305,670
Construction in progress - addition                --            55,254
                                           ----------        ----------
                                           $3,167,302        $3,360,924
                                           ==========        ==========

         Depreciation and amortization expense amounted to $238,162, $256,642 and $219,325 in 2000, 1999 and 1998, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  TIME DEPOSITS

         At December 31, 2000, the scheduled maturities of time deposits are as follows:

                             TIME DEPOSITS         ALL TIME
                           $100,000 AND OVER       DEPOSITS
                           -----------------       --------

                  2001        $ 5,513,522        $31,960,794
                  2002          6,142,055         22,504,983
                  2003          6,109,248         21,724,003
                  2004                 --            336,224
                  2005                 --          1,721,764
                              -----------        -----------
                              $17,764,825        $78,247,768
                              ===========        ===========


NOTE 9.  MEMBERSHIP IN FEDERAL HOME LOAN BANK

         Effective October 4, 2000, Citizens National Bank became a member of the Federal Home Loan Bank (FHLB) of Pittsburgh. By virtue of its membership, the Bank has the ability to obtain borrowings from the FHLB. Access to borrowing is dependent upon submission of advance applications and adequate collateral. The Bank has no outstanding advances from the FHLB at December 31, 2000 and 1999, respectively.

NOTE 10.  UNUSED LINES OF CREDIT

         The Bank entered into an open-ended unsecured line of credit with Bank of America for $5,000,000 for federal fund purchases. Funds issued under this agreement are at the Bank of America federal funds rate effective at the time of borrowing. The line matures September 30, 2001. The Bank had not drawn on these funds at December 31, 2000 and 1999.

         The Bank also entered into an open-ended unsecured line of credit with Wachovia Bank of N.C. for $2,000,000 for federal fund purchases. Funds issued under this agreement are at the Wachovia Bank of N.C. federal funds rate effective at the time of borrowing. This line matures July 31, 2001. The Bank had not drawn any of these funds at December 31, 2000 and 1999.

NOTE 11.  OPERATING LEASES

         The Bank had two lease agreements which were terminated in 2000. A lease for additional parking which required an annual payment of $2,500 was not renewed by the Bank in March 2000.

         The lease for equipment was terminated by the Bank in February 2000. Both leases were classified as operating leases.

         Lease expense under operating leases for the periods ending December 31, 2000, 1999 and 1998 amounted to $1,205, $11,752 and $11,752, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. PENSION PLAN

         The Bank is a member of The West Virginia Bankers Association Retirement Plan, a multi-employer, defined benefit pension plan. All employees participate in the plan after completing one year of service and attaining the age of 21. The benefits are based on years of service and the highest average earnings during any five consecutive calendar years. Plan assets are invested primarily in corporate bonds, common stocks and U.S. Government and Agency Securities.

         The following table sets forth information about the Bank's plan as of October 31:

                                               2000                1999                1998
                                               ----                ----                ----
Change in benefit obligation:
   Benefit obligation at
       beginning of year                   $ 2,265,218         $ 2,451,242         $ 2,008,099
   Service cost                                115,427             116,483             100,431
   Interest cost                               179,194             167,701             156,741
   Actuarial gain (loss)                       (93,277)             (5,239)            200,476
   Change due to amendment                       3,069            (350,612)             89,231
   Benefits paid                              (113,612)           (114,357)           (103,736)
                                           -----------         -----------         -----------

   Benefit obligation at end of
       year                                $ 2,356,019         $ 2,265,218         $ 2,451,242
                                           -----------         -----------         -----------

Change in plan assets:
   Fair value of plan assets at
      beginning of year                    $ 2,112,741         $ 2,008,519         $ 1,936,710
   Actual return on plan assets                116,729              98,484             113,192
   Employer contribution                       178,376             120,095              62,353
   Benefits paid                              (113,612)           (114,357)           (103,736)
                                           -----------         -----------         -----------

   Fair value of plan assets
      at end of year                       $ 2,294,234         $ 2,112,741         $ 2,008,519
                                           -----------         -----------         -----------

Funded status                              $   (61,785)        $  (152,477)        $  (442,723)
Unrecognized net actuarial
     (gain) loss                              (188,435)           (155,193)            131,366
Unrecognized prior service
     cost                                       68,514              76,376             112,980
Unrecognized net transition
     (asset)                                   (26,511)            (36,081)            (45,651)
                                           -----------         -----------         -----------

     Prepaid (accrued) benefit cost        $  (208,217)        $  (267,375)        $  (244,028)
                                           ===========         ===========         ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                2000               1999               1998
                                                ----               ----               ----
Weighted average assumptions
  as of October 31:
        Discount rate                              8.0%               8.0%               7.0%
        Expected return on plan
            assets                                 8.5%               8.5%               8.5%
        Rate of compensation increase              5.0%               5.0%               5.0%

Components of net periodic cost:
    Service cost                             $ 115,427          $ 116,483          $ 100,431
    Interest cost                              179,194            167,701            156,741
    Expected return on plan assets            (176,764)          (167,776)          (171,093)
    Net amortization                            11,446             11,446             11,446
                                             ---------          ---------          ---------

        Net Periodic Plan Cost               $ 129,303          $ 127,854          $  97,525
                                             =========          =========          =========


NOTE 13.  401(k) PROFIT SHARING PLAN

         All employees are eligible to participate in the Citizens National Bank of Berkeley Springs 401(k) Profit Sharing Plan after completing one year of service. Employees may defer up to 15% of their salary in 2000, 1999 and 1998. The Bank may, at the discretion of the Board of Directors, match all or part of the employee deferrals. For 2000, 1999 and 1998, the Bank matched 50% of employee deferrals up to 5% of salary. The percentage of match varies based on the Bank's profit level.

         The Bank's contribution charged to income during 2000, 1999 and 1998 was $25,200, $19,800 and $15,534, respectively.

NOTE 14.  DEFERRED COMPENSATION PLAN

         The Bank has a plan pursuant to which a director may elect to waive receipt of all or a portion of his fees for Board of Directors' meetings or committee meetings in exchange for a retirement benefit to be received during a ten-year period after attaining a certain age. The Bank has acquired life insurance on the lives of participating directors to fund its obligation under the plan. The cash surrender value of these life insurance policies has been recorded as an asset. The present value of payments to be paid to directors or their beneficiaries for services rendered to date has been recorded as a liability. The expense for these benefits was $(18,941), $33,727 and $26,464 for 2000, 1999 and 1998, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  SHAREHOLDERS' EQUITY

         On August 31, 2000, CNB consummated its merger with the Bank, and shareholders received two shares of CNB stock with a $1 par value for each share of Bank stock with a $10 par value. Common stock, capital surplus and retained earnings have been restated to reflect the change in par value and the shares issued due to the formation of CNB.

         CNB initially issued 12,000 shares of common stock, which were redeemed and canceled on August 31, 2000, concurrent with the closing of the merger with the Bank.

         On March 1, 1998, the Bank distributed 229,024 shares of common stock to shareholders in connection with a stock split effected in the form of a 100% stock dividend. As a result of the stock dividend, common stock was increased by $229,024 and retained income was decreased by $229,024. The amount of this stock dividend was restated due to the formation of CNB.

         All references in the accompanying consolidated financial statements and notes to per share amounts have been restated to reflect the above stock split and shares issued in the acquisition of the Bank by CNB. Basic earnings and dividends per share have been computed based on 458,048 weighted average number of shares outstanding in 2000, 1999 and 1998.

 NOTE 16.  GAIN ON DEMUTUALIZATION OF INSURANCE COMPANY

         The Bank owns several life insurance policies which were issued by a mutual insurance company. In January 2000, the insurance company demutualized and converted to a stock company. The Bank received stock from the insurance company as part of the demutualization. There was no direct effect on the Bank's interest as a policyholder. The receipt of the stock was accounted for at fair value with a gain recognized in income from continuing operations. The stock was sold during 2000 at an additional gain of $4,401, included in gain (loss) on sale of securities.

NOTE 17.  INCOME TAXES

         Income taxes reflected in the statements of income are as follows:

                                                  YEARS ENDED DECEMBER 31,
                                        --------------------------------------------
                                           2000              1999             1998
                                           ----              ----             ----
Federal:
   Current                              $ 677,117         $ 526,454        $ 573,908
   Deferred                                 1,932            30,090          (26,467)
State:
   Current                                 82,404            60,896           78,884
   Deferred                                (3,618)            3,378           (8,076)
                                        ---------         ---------        ---------

      Provision for Income Taxes        $ 757,835         $ 620,818        $ 618,249
                                        =========         =========        =========


         Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting income, with the income tax provisions in the statements of income.

                                                         YEARS ENDED DECEMBER 31,
                                               ---------------------------------------------
                                                  2000             1999             1998
                                                  ----             ----             ----
Income tax expense at the
   statutory rate (34%)                        $ 701,650         $ 625,956         $ 652,624
Increases (decreases) resulting
   from:
     Nontaxable interest income,
         net of non-deductible interest
         expense                                 (26,139)          (66,084)          (90,371)
     State income taxes, net of
         federal income tax benefit               78,786            64,274            70,808
     Other                                         3,538            (3,328)          (14,812)
                                               ---------         ---------         ---------

        Provision for Income Taxes             $ 757,835         $ 620,818         $ 618,249
                                               =========         =========         =========


         Federal and state income taxes receivable included in the balance sheet as other assets were $41,513 and $83,543 at December 31, 2000 and 1999, respectively.

         The components of deferred taxes included in the balance sheet as of December 31 are as follows:

                                                 2000                1999
                                                 ----                ----
Deferred tax assets:
    Provision for loan losses                $   373,518         $   348,863
    Deferred compensation plan                   197,515             190,043
    Postretirement benefits                       38,845              33,069
    Defined benefit plan                          89,874              96,255
    Organizational costs                           3,994                  --
    Net unrealized loss on securities
       available for sale                         70,634             546,531
                                             -----------         -----------
                                             $   774,380         $ 1,214,761
                                             -----------         -----------
Deferred tax liabilities:
    Deferred compensation plan               $  (158,161)        $  (134,147)
    Mortgage servicing rights                    (12,226)            (13,201)
    Depreciation                                (228,484)           (217,692)
                                             -----------         -----------
                                             $  (398,871)        $  (365,040)
                                             -----------         -----------

Net Deferred Tax Asset                       $   375,509         $   849,721
                                             ===========         ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Generally accepted accounting principles require a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Bank believes that the deferred tax assets will be realized and therefore no valuation allowance was established.

NOTE 18.  OTHER OPERATING EXPENSES

                                              2000              1999            1998
                                              ----              ----            ----

Stationery, supplies and printing         $  122,410        $  117,146        $117,879
Data processing                              163,125           131,213         110,679
Director's fees                              133,875           137,002         119,275
Postage                                       75,516            77,043          62,722
Telephone                                     58,709            57,823          45,476
Professional fees                            161,632           123,981          81,422
ATM fees                                     101,149            84,676          96,133
Advertising and public relations             141,843            96,133          75,476
Other                                        500,503           416,209         240,019
                                          ----------        ----------        --------

    Total Other Operating Expenses        $1,458,762        $1,241,226        $949,081
                                          ==========        ==========        ========


NOTE 19.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

         CNB is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing need of its customers. These financial instruments include commitments to extend credit, and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk which are not reflected in the statements of financial condition. The contractual amounts of those instruments reflect the extent of involvement CNB has in particular classes of financial instruments.

         CNB's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. CNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

         Commitments to extend credit are agreements to lend funds as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commercial line of credit arrangements usually require payment of a fee.

         CNB evaluates each customer's creditworthiness and related collateral on a case-by-case basis. The amount of collateral obtained if deemed necessary by CNB upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, real estate, equipment, and income-producing commercial properties.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Standby letters of credit written are conditional commitments issued by CNB to guarantee the performance of a customer to a third party. Those guarantees are issued to support public and private borrowing arrangements, bond financing, and similar transactions. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending loan facilities to customers.

         A summary of off-balance sheet instruments as of December 31 is as follows:

                                                   2000              1999
                                                   ----              ----
Commitments:
   To originate:
       Fixed rate loans                         $  316,530        $  547,205
       Adjustable rate loans                       362,127           197,250
                                                ----------        ----------
                                                $  678,657        $  744,455
Letters of credit                                  700,783           874,299
Undisbursed portion of construction
    loans                                        1,225,775           967,784
Available credit granted on commercial
    loans                                        2,917,707         2,390,204
Available credit on personal lines
    of credit                                      420,833           505,997
Undisbursed portion of home equity loans         1,340,053         1,013,380
                                                ----------        ----------
                                                $7,283,808        $6,496,119
                                                ==========        ==========


NOTE 20.  SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

         CNB's primary business is mortgage loans, which consists of originating residential, construction, multi-family, and commercial real estate loans and consumer and commercial loans. CNB's primary lending area is Morgan and Berkeley Counties, West Virginia. Loans are occasionally made in surrounding counties in West Virginia, Maryland, Virginia and Pennsylvania.

         CNB evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by CNB upon the extension of credit is based on management's credit evaluation of the customer. Collateral held varies but generally includes vehicles, equipment and real estate.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.  REGULATORY MATTERS

         The Bank is subject to various regulatory capital requirements administered by the federal Banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 2000 and 1999, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

         The Bank's actual capital amounts and ratios are also presented in the table. There were no deductions from capital for interest-rate risk in 2000 and 1999.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            RATIO
                                                     -------------------------------------------------------
                                      ACTUAL                                                  TO BE WELL
                                      AMOUNT                                              CAPITALIZED UNDER
                                        IN                              FOR CAPITAL        PROMPT CORRECTIVE
                                    THOUSANDS        ACTUAL          ADEQUACY PURPOSES     ACTION PROVISIONS
                                    ---------        ------          -----------------     -----------------
As of December 31, 2000:
   Total Capital
      (to Risk Weighted
       Assets)                       $15,103         16.94%                 8.0%                  10.0%
   Tier I Capital
      (to Risk Weighted
      Assets)                        $13,987         15.69%                 4.0%                   6.0%
   Tier I Capital
      (to Average Assets)            $13,987          9.33%                 4.0%                   5.0%


As of December 31, 1999:
   Total Capital
      (to Risk Weighted
       Assets)                       $14,176         17.13%                 8.0%                  10.0%
   Tier I Capital
      (to Risk Weighted
      Assets)                        $13,140         15.87%                 4.0%                   6.0%
   Tier I Capital
      (to Average Assets)            $13,140          9.52%                 4.0%                   5.0%


NOTE 22.  REGULATORY RESTRICTIONS

         Certain restrictions exist regarding the ability of the Bank subsidiary to transfer funds to CNB in the form of cash dividends, which in turn impact the ability of CNB to declare dividends to its shareholders. The approval of the Comptroller of the Currency is required if the total dividends declared by a national bank in any calendar year exceed the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years.

         Section 23A of the Federal Reserve Act (the "Act") prohibits affiliates from transferring funds to CNB in the form of loans or advances exceeding 10% of its capital stock and surplus, as defined in the Act. In addition, all loans or advances to nonbank affiliates must be secured by specific collateral. Based on this limitation, there was approximately $1,390,000 available for loans or advances to CNB as of December 31, 2000, at which time there were no material loans or advances outstanding.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of financial instruments is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

         Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business, and the value of assets and liabilities that are not considered financial instruments. Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates.

         The following methods and assumptions were used to estimate the fair value of significant financial instruments:

         Financial Assets:

           The carrying amounts of cash, due from Banks and federal funds sold are considered to approximate fair value. The fair value of investment securities, including available for sale, are generally based on quoted market prices. The fair value of loans is estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments where available.

         Financial Liabilities:

           The carrying amounts of deposit liabilities payable on demand are considered to approximate fair value. For fixed maturity (time) deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities.

         Off-Balance-Sheet-Financial Instruments:

           The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The estimated fair value of financial instruments at December 31, is summarized as follows:

                                                      2000                                   1999
                                        --------------------------------        ------------------------------
                                          CARRYING                                CARRYING
                                           AMOUNT            FAIR VALUE            AMOUNT          FAIR VALUE
                                           ------            ----------            ------          ----------
Financial Assets:
   Cash, due from banks and
       federal funds sold               $  4,947,538        $  4,947,538        $ 4,035,293        $ 4,035,293
    Securities available for
       sale                               35,374,293          35,374,293         31,186,678         31,186,678
     Loans                               104,003,931         103,766,162         97,190,293         97,060,268
     Accrued interest receivable           1,004,257           1,004,257            871,671            871,671
     Mortgage servicing rights                33,961              33,961             36,370             36,370
Financial Liabilities:
      Demand deposits                   $ 55,748,082        $ 55,748,082        $55,042,670        $55,042,670
      Time deposits                       78,247,768          83,199,316         69,467,278         70,575,049
      Accrued interest payable             1,038,122           1,038,122            816,619            816,619
Off Balance - Sheet
       Financial Instruments:
       Letters of credit                $         --        $      2,706        $        --        $     3,055


NOTE 24. RELATED PARTY TRANSACTIONS

         In the ordinary course of business, the Bank has granted loans to officers, directors, and their affiliates amounting to $1,390,281 and $1,463,356 at December 31, 2000 and 1999, respectively. During 2000, $426,553 of new loans were made, or became reportable, and repayments and other decreases totaled $499,628. Deposits from related parties held by the Bank at December 31, 2000 and 1999 amounted to $2,513,952 and $2,257,550, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25.  PARENT COMPANY ONLY FINANCIAL INFORMATION

         The following represents parent company only financial information:


           STATEMENT OF FINANCIAL CONDITION (PARENT ONLY)
                          DECEMBER 31, 2000


                               ASSETS

   Investment in Citizens National Bank                     $ 13,871,712
   Deferred income taxes                                           3,994
                                                            ------------

          TOTAL ASSETS                                      $ 13,875,706
                                                            ============


                LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Accrued expenses and other liabilities                   $     11,888
                                                            ------------

         TOTAL LIABILITIES                                  $     11,888
                                                            ------------

SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000 shares
       authorized; 458,048 shares outstanding               $    458,048
   Capital surplus                                             3,863,592
   Retained earnings                                           9,657,422
   Accumulated other comprehensive income                       (115,244)
                                                            ------------

         TOTAL SHAREHOLDERS' EQUITY                         $ 13,863,818
                                                            ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 13,875,706
                                                            ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       STATEMENT OF INCOME (PARENT ONLY)
                          YEAR ENDED DECEMBER 31, 2000



Dividend income                                                  $   302,311
Noninterest expense                                                  (11,888)
                                                                 -----------

Gain before income taxes and equity in earnings of subsidiary        290,423
Income tax credit (expense)                                            3,994
                                                                 -----------

Gain before equity in earnings of subsidiary                         294,417
Equity in earnings of Citizens National Bank                       1,011,423
                                                                 -----------

Net income                                                       $ 1,305,840
                                                                 ===========


                       STATEMENT OF CASH FLOWS (PARENT ONLY)
                           YEAR ENDED DECEMBER 31, 2000


CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $ 1,305,840
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Increase in deferred income taxes                                (3,994)
     Increase in accrued expenses and other liabilities               11,888
     Equity in undistributed earnings of subsidiary               (1,011,423)
                                                                 -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES               $   302,311
                                                                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash dividends paid                                          $  (302,311)(1)
                                                                 -----------
         NET CASH (USED IN) FINANCING ACTIVITIES                 $  (302,311)
                                                                 -----------
         NET INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS                                         $        --
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   $        --
                                                                 -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $        --
                                                                 ===========

(1) Represents dividends paid by CNB Financial Services, Inc. subsequent to its acquisition of the Bank.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 26.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              2000
                                    ------------------------------------------------------
                                     FIRST          SECOND           THIRD          FOURTH
                                    QUARTER         QUARTER         QUARTER         QUARTER
                                    -------         -------         -------         -------
                                                         In thousands
Interest income                     $2,631          $2,692          $2,795          $2,917
Interest expense                     1,238           1,277           1,382           1,468
                                    ------          ------          ------          ------
Net interest income                  1,393           1,415           1,413           1,449

Provision for loan losses               30              30              30              80
Noninterest income                     365             153             161             164
Noninterest expense                  1,124           1,047           1,024           1,084
                                    ------          ------          ------          ------

Income before income taxes             604             491             520             449

Provision for income taxes             205             197             186             170
                                    ------          ------          ------          ------

Net income                          $  399          $  294          $  334          $  279
                                    ======          ======          ======          ======

Basic earnings per share            $ 0.87          $ 0.64          $ 0.73          $ 0.61
                                    ======          ======          ======          ======


                                                            1999
                                    ------------------------------------------------------
                                     FIRST          SECOND           THIRD          FOURTH
                                    QUARTER         QUARTER         QUARTER         QUARTER
                                    -------         -------         -------         -------
                                                         In thousands
Interest income                     $2,379          $2,462          $2,529          $2,575
Interest expense                     1,116           1,135           1,155           1,191
                                    ------          ------          ------          ------
Net interest income                  1,263           1,327           1,374           1,384

Provision for loan losses               42              16              30              30
Noninterest income                     138             119             157             151
Noninterest expense                    893           1,015             932           1,114
                                    ------          ------          ------          ------

Income before income taxes             466             415             569             391

Provision for income taxes             153             138             197             133
                                    ------          ------          ------          ------

Net income                          $  313          $  277          $  372          $  258
                                    ======          ======          ======          ======

Basic earnings per share            $ 0.68          $ 0.60          $ 0.81          $ 0.56
                                    ======          ======          ======          ======

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants in accounting and financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table contains certain information, as of March 7, 2001, with respect to current directors, nominees for directors and certain officers of CNB.


                                                DIRECTOR        PRINCIPAL OCCUPATION FOR PAST FIVE YEARS
             NAME                    AGE         SINCE                AND POSITION HELD WITH CNB
             ----                    ---         -----                --------------------------
J. Robert Ayers                      71           1974       Retired - President, Citizens National Bank

John E. Barker                       72           1972       Auto Sales - Service

Jay E. Dick                          48           1983       Retired - Manager-Hunters' Hardware, Inc.

Herbert L. Eppinger                  68           1979       Retired - Agriculture

Robert L. Hawvermale                 71           1967       Retired - Professional Engineer

J. Philip Kesecker                   71           1965       Real Estate Development

Raymond H. Lawyer                    66           1979       Retired - President, Citizens National Bank

Jerry McGraw                         54           1988       Insurance

Martha H. Quarantillo                41           1999       Pharmacist

Thomas F. Rokisky                    54           1993       President and Chief Executive Officer, CNB and
                                                             Citizens National Bank

Charles S. Trump IV                  40           1986       Attorney at Law

Arlie R. Yost                        53           1988       Licensed Residential Appraiser

Arnold K. Stotler                    41           1996       Vice President, Secretary, Treasurer

Rebecca S. Brock                     40           1999       Vice President/CFO

Patricia L. Poland                   60           1996       Vice President


Section 16 (a) of the Securities Exchange Act of 1934 requires CNB's directors and executive officers, and persons who own more than 10% of the registered class of CNB's equity securities, to make stock ownership and transaction filings with the Securities and Exchange Commission and to provide copies to CNB. Based solely on a review of the reports furnished to CNB and written statements that no other reports were required, all Section 16(a) filing requirements applicable to its officers and directors were met except for J. Robert Ayers, John E. Barker, Jay E. Dick, Herbert L. Eppinger, J. Philip Kesecker, Thomas F. Rokisky and Charles S. Trump, IV, who each filed one report late. CNB is required to report late filings.

ITEM 11.  EXECUTIVE COMPENSATION

         The table below reflects information concerning the annual compensation for services in all capacities to the corporation for the fiscal years ended December 31, 2000, 1999 and 1998, of those persons who were, as of December 31, 2000, (a) the chief executive officer, and (b) the four other most highly compensated executive officers to the extent that such persons, total annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                           OTHER ANNUAL
   NAME AND PRINCIPAL POSITION         YEAR        SALARY      BONUS       COMPENSATION
   ---------------------------         ----        ------      -----       ------------
Thomas F. Rokisky, President/CEO       2000       $93,358      $ -0-      $12,436 (1)(2)
                                       1999       $89,095      $ -0-      $11,403 (1)(2)
                                       1998       $84,829      $ -0-      $10,609 (1)(2)


         (1) CNB's group life and health insurance program, which is paid for by CNB, is made available to all full-time employees. In accordance with IRS Code Section 79, the cost of group life insurance coverage for an individual in excess of $50,000 is added to the individual's earnings and is included in salary. Also included in this figure are board fees earned and the corporation's contributions to the individual's 401(k) retirement savings program to which the individual has a vested interest.

         (2) CNB's contributions to the pension plan, a defined benefit plan, are not and cannot be calculated separately for specific participants. Contributions of $178,376, $120,095 and $62,353 were made by CNB in 2000, 1999 and 1998, respectively

         CNB does not maintain any form of stock option, stock appreciation rights, or other long-term compensation plans.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of February 22, 2001, relating to the beneficial ownership of the common stock by (a) each person or group known by CNB to own beneficially more than 5% of the outstanding common stock; (b) each of CNB's directors; and (c) all directors and executive officers of CNB as a group. Unless otherwise noted below, the persons named in the table have sole investment powers with respect to each of the shares reported as beneficially owned by such person.

                          NAME AND ADDRESS                      NUMBER OF SHARES       PERCENT OF CLASS (1)
                          ----------------                      ----------------       --------------------
J. Robert Ayers (2)                                                   1,840                       *
John E. Barker (3)                                                   17,264                    3.77
Jay E. Dick (4)                                                      15,574                    3.40
Herbert L. Eppinger (5)                                               2,870                       *
Robert L. Hawvermale (6)                                              3,730                       *
J. Philip Kesecker (7)                                               14,152                    3.09
Raymond H. Lawyer (8)                                                 1,376                       *
Jerald McGraw (9)                                                     1,464                       *
Martha H. Quarantillo                                                   200                       *
Thomas F. Rokisky (10)                                                1,225                       *
Charles S. Trump IV (11)                                             11,260                    2.46
Arlie R. Yost (12)                                                    1,710                       *
All directors and executive officers as a group (15 persons)         72,913                   15.92
D. Louise Stotler and Deborah Dhayer                                 47,488                   10.37
   RR 6 Box 12460, Berkeley Springs, WV 25411
Mary Lou Trump                                                       53,470                   11.67
   RR 7 Box 12840, Berkeley Springs, WV 25411


*        Indicates holdings of less than 1%.
(1) Includes shares of common stock held by the named individual as of February 22, 2001.
(2)      Includes 1,740 shares held jointly with spouse.
(3) Includes 14,164 shares held jointly with spouse and 3,000 shares held jointly with children.
(4)      Includes 15,474 shares held jointly with spouse.
(5)      Includes 2,770 shares held jointly with spouse.
(6) Includes 1,200 shares held by spouse, 100 shares held jointly with spouse and 30 shares held jointly with son.
(7) Includes 3,098 shares held by spouse and 1,860 shares held jointly with spouse.
(8)      Includes 848 shares held jointly with spouse.
(9) Includes 110 shares held by spouse and 914 shares held jointly with spouse.
(10)     Includes 1,225 shares held in an Individual Retirement Account.
(11) Includes 842 shares held by spouse and 150 shares held as custodian for children.
(12)     Includes 1,270 shares held jointly with spouse.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         CNB has had and intends to continue to have banking and financial transactions in the ordinary course of business with directors and executive officers of CNB and their associates. Total loans outstanding from CNB at December 31, 2000, to CNB's officers and directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $1,103,464, or approximately 8.0% of total equity capital. These loans do not involve more than the normal risk of collectibility or present other unfavorable features.

         Trump and Trump in which director Charles S. Trump, IV is a partner performed legal services for CNB and the bank. Fees paid by CNB and the bank to that law firm were $34,623 during 2000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.  Financial Statements

         The consolidated financial statements listed on the index to Item 8 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

         2.  Financial Statement Schedules

         All schedules applicable to the Registrant are shown in the respective financial statements or in the notes thereto included in this Annual Report.

         3.  Exhibits

           2.1 Agreement and Plan of Merger, dated as of April 5, 2000, by and among CNB Financial Services, Inc. and Citizens National Bank of Berkeley Springs filed as exhibit 2.1 to the Registration Statement on Form S-4 (File #333-36186) and incorporated herein by reference.

           2.2 Articles of Incorporation of CNB Financial Services, Inc. filed as exhibit 3.1 to the Registration Statement on Form S-4.

           2.3 Bylaws of CNB Financial Services, Inc. filed as exhibit 3.2 to the Registration Statement on Form S-4.

           21 Subsidiary of CNB Financial Services, Inc. filed as an exhibit hereto and incorporated herein by reference.

           27   Financial Data Schedule


(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed in the fourth quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          CNB Financial Services, Inc.
                  ---------------------------------------------
                                  (Registrant)



Date     March 28, 2001             /s/ Rebecca S. Brock
----------------------------        --------------------------------------------
                                    Rebecca S. Brock, Vice President/CFO
                                    (Principal Financial and Accounting Officer)


Date     March 28, 2001             /s/ Thomas F. Rokisky
----------------------------        --------------------------------------------
                                    Thomas F. Rokisky, President/CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 28th March 2001.


         Signatures                                   Title
         ----------                                   -----


/s/ J. Philip Kesecker                       Chairman and Director
-------------------------------
    J. PHILIP KESECKER



/s/ Thomas F. Rokisky                        President/CEO and Director
-------------------------------
    THOMAS F. ROKISKY



/s/ J. Robert Ayers                          Director
-------------------------------
    J. ROBERT AYERS



/s/ John E. Barker                           Director
-------------------------------
    JOHN E. BARKER



/s/ Jay E. Dick                              Director
-------------------------------
    JAY E. DICK



/s/ Herbert L. Eppinger                      Director
-------------------------------
    HERBERT L. EPPINGER



/s/ Robert L. Hawvermale                     Director
-------------------------------
    ROBERT L. HAWVERMALE



/s/ Raymond H. Lawyer                        Director
-------------------------------
    RAYMOND H. LAWYER



/s/ Jerald McGraw                            Director
-------------------------------
    JERALD McGRAW



/s/ Martha H. Quarantillo                    Director
-------------------------------
    MARTHA H. QUARANTILLO



/s/ Charles S. Trump IV                      Director
-------------------------------
    CHARLES S. TRUMP IV



/s/ Arlie R. Yost                            Director
-------------------------------
    ARLIE R. YOST