Form 10-Q
period 2001-03-03
CNB FINANCIAL SERVICES INC
filed 2001-05-14
CIK 1113336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM         TO
                                                -------    --------

                         Commission file number 0-30665

                          CNB Financial Services, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)



           United States of America                        55-0773918
   ----------------------------------------           -------------------------
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                   Identification No.)


  212 S. Washington Street, Berkeley Springs, WV                   25411
------------------------------------------------------           -----------
    (Address of principal executive offices)                      (Zip Code)


Issuer's telephone number, ( 304 )      258      -       1520
                            -----   ------------   ----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [ X ]      NO [  ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock $1 par value, 458,048 shares outstanding as of May 10, 2001

                          CNB FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS



PART 1: FINANCIAL INFORMATION                                                                               PAGE

       Item 1.   Financial Statements

                 Independent Accountant's Report.............................................................3

                 Consolidated Statements of Financial Condition as of March 31, 2001 (Unaudited)
                   and December 31, 2000.....................................................................4

                 Consolidated Statements of Income for the Three Months ended March 31, 2001 and  2000 (Unaudited).....................................................................5

                 Consolidated Statements of Changes in Shareholders' Equity for the Three
                   Months Ended March 31, 2001 (Unaudited) and the Year Ended December 31, 2000..............6

                 Consolidated Statements of Cash Flows for the Three Months
                   Ended March 31, 2001 and 2000 (Unaudited).................................................7

                 Notes to Consolidated Financial Statements (Unaudited)......................................8

       Item 2.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations for the Three Months ended March 31, 2001..........................13

       Item 3.   Quantitative and Qualitative Disclosures about Market Risk.................................19


PART II: OTHER INFORMATION

       Item 1.   Legal  Proceedings.........................................................................20

       Item 6.   Exhibits and Reports on Form 8-K...........................................................20

                 SIGNATURES.................................................................................20

                           Forward-Looking Statements

         The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-Q including statements in Management's Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In order to comply with the terms of the safe harbor, CNB notes that a variety of factors could cause CNB's actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements. These factors could include the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may become unfavorable resulting in reduced credit quality or demand for loans;
(4) legislative or regulatory changes; and (5) competitors may have greater financial resources and develop products that enable them to compete more successfully than CNB.

                         INDEPENDENT ACCOUNTANT'S REPORT




Board of Directors
CNB Financial Services, Inc.
Berkeley Springs, West Virginia


         We have reviewed the accompanying consolidated statement of financial condition of CNB Financial Services, Inc. and Subsidiary as of March 31, 2001 and the related consolidated statement of changes in stockholders' equity for the three months ended March 31, 2001 and the consolidated statements of income for the three months ended March 31, 2001 and 2000 and consolidated statements of cash flows for the three months ended March 31, 2001 and 2000. These financial statements are the responsibility of CNB Financial Services, Inc. management.

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




                                        /s/ Smith Elliott Kearns & Company, LLC

                                        SMITH ELLIOTT KEARNS & COMPANY, LLC


Hagerstown, Maryland
May 10, 2001

                  CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                             MARCH 31,            DECEMBER 31,
                             ASSETS                             2001                2000
                                                            -----------          -------------
                                                            (Unaudited)
Cash and due from banks                                     $  4,939,950         $   3,739,854
Federal funds sold                                             5,026,825             1,207,684
Securities available for sale
   (at approximate market value)                              34,384,457            35,374,293
Loans and lease receivable, net                              105,548,217           104,003,931
Accrued interest receivable                                    1,115,036             1,004,257
Premises and equipment, net                                    3,160,815             3,167,302
Deferred income taxes                                            241,188               375,509
Cash surrender value of life insurance                           811,728               790,807
Intangible assets                                                111,681               113,853
Other assets                                                     180,938               204,877
                                                            ------------         -------------

          TOTAL ASSETS                                      $155,520,835         $ 149,982,367
                                                            ============         =============


              LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
        Demand                                              $ 16,723,284         $  16,164,702
        Interest-bearing demand                               23,641,081            24,012,083
        Savings                                               16,504,551            15,571,297
        Time, $100,000 and over                               18,914,632            17,764,825
        Other time                                            63,060,010            60,482,943
                                                            ------------         -------------
                                                            $138,843,558         $ 133,995,850
   Accrued interest payable                                    1,082,091             1,038,122
   Accrued expenses and other liabilities                      1,217,464             1,084,577
                                                            ------------         -------------

         TOTAL LIABILITIES                                  $141,143,113         $ 136,118,549
                                                            ------------         -------------

SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000  shares
       authorized; 458,048 shares outstanding               $    458,048         $     458,048
   Capital surplus                                             3,863,592             3,863,592
   Retained earnings                                           9,952,172             9,657,422
   Accumulated other comprehensive income                        103,910              (115,244)
                                                            ------------         -------------

         TOTAL SHAREHOLDERS' EQUITY                         $ 14,377,722         $  13,863,818
                                                            ------------         -------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $155,520,835         $ 149,982,367
                                                            ============         =============

The Notes to Consolidated Financial Statements are an integral part of these statements.

          CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                   -----------------------------
                                                      2001               2000
                                                   ----------         ----------
INTEREST INCOME
   Interest and fees on loans                      $2,291,219         $2,103,410
   Interest and dividends on securities
      United States Treasury securities                   274              6,274
      U.S. Government agencies and
         corporations                                 555,892            490,760
      State and political subdivisions                  7,362             26,770
      Other                                            18,270                 --
   Interest on federal funds sold                      27,402              3,774
                                                   ----------         ----------
                                                   $2,900,419         $2,630,988
                                                   ----------         ----------
INTEREST EXPENSE
   Interest on interest bearing demand,            $1,469,735         $1,235,840
     savings and time deposits
   Interest on federal funds purchased                  2,291              2,423
                                                   ----------         ----------
                                                   $1,472,026         $1,238,263
                                                   ----------         ----------

           NET INTEREST INCOME                     $1,428,393         $1,392,725

PROVISION FOR LOAN LOSSES                              51,000             30,000
                                                   ----------         ----------

           NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES           $1,377,393         $1,362,725
                                                   ----------         ----------

NONINTEREST INCOME
   Service charges on deposit accounts             $   68,202         $   71,095
   Other service charges, commissions
      and fees                                         56,912             52,926
   Insurance commissions                               29,289             27,714
   Other operating income                              17,092             17,837
   Gain on demutualization of insurance company            --            195,889
   Net gain (loss) on sale of securities                  833                 --
                                                   ----------         ----------
                                                   $  172,328         $  365,461
                                                   ----------         ----------
NONINTEREST EXPENSES
   Salaries                                        $  466,955         $  432,404
   Employee benefits                                  152,793            155,051
   Occupancy of premises                               70,658             81,523
   Furniture and equipment expense                     59,024             67,837
   Other operating expenses                           344,875            387,300
                                                   ----------         ----------
                                                   $1,094,305         $1,124,115
                                                   ----------         ----------

            INCOME BEFORE INCOME TAXES             $  455,416         $  604,071

PROVISION FOR INCOME TAXES                            160,666            205,378
                                                   ----------         ----------

            NET INCOME                             $  294,750         $  398,693
                                                   ==========         ==========

BASIC EARNINGS PER SHARE                           $     0.64         $     0.87
                                                   ==========         ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                       ACCUMULATED
                                                                                          OTHER           TOTAL
                                       COMMON           CAPITAL          RETAINED     COMPREHENSIVE    SHAREHOLDERS'
                                      STOCK (1)       SURPLUS (1)      EARNINGS (1)       INCOME          EQUITY
                                      ---------       -----------      -----------    -------------     -----------
BALANCE, DECEMBER 31, 1999            $ 458,048       $ 3,863,592       $8,818,791      $(891,710)      $12,248,721
Comprehensive income:
   Issuance of common stock              12,000
   Cancellation of stock                (12,000)
   Net income for 2000                       --                --        1,305,840             --                --
  Change in unrealized gains
    (losses) on securities
    available for sale (net of
    tax of $475,898)                         --                --               --        776,466                --
Total Comprehensive Income                   --                --               --             --         2,082,306
Cash dividends ($1.02 per share)             --                --         (467,209)            --          (467,209)
                                      ---------       -----------       ----------      ---------       -----------

BALANCE, DECEMBER 31, 2000            $ 458,048       $ 3,863,592       $9,657,422      $(115,244)      $13,863,818
Comprehensive income:
   Net income for three months
      ended March 31, 2001                   --                --          294,750             --                --
  Change in unrealized gains
    (losses) on securities
    available for sale (net of
    tax of $134,321)                         --                --               --        219,154                --
Total Comprehensive Income                   --                --               --             --           513,904
                                      ---------       -----------       ----------      ---------       -----------

BALANCE, MARCH 31, 2001               $ 458,048       $ 3,863,592       $9,952,172      $ 103,910       $14,377,722
                                      =========       ===========       ==========      =========       ===========


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

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                         -----------------------------
                                                                             2001              2000
                                                                         -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $   294,750       $   398,693
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                            57,195            63,802
     Provision for loan losses                                                51,000            30,000
     Deferred income taxes                                                        --            50,000
     Net (gain) loss on sale of securities                                      (833)               --
     (Gain) on demutualization of insurance company                               --          (195,889)
     Loss on abandonment of fixed assets                                          --            55,254
     Net decrease in loans held for sale                                          --            65,300
     (Increase) in accrued interest receivable                              (110,779)         (212,256)
     Decrease  in other assets                                                20,422            71,705
     Increase in accrued interest payable                                     43,969            53,301
     (Increase) in cash surrender value on life insurance in excess
          of premiums paid                                                   (15,000)          (18,000)
     Increase in accrued expenses and other liabilities                      132,887           133,614
     Amortization of deferred loan (fees) cost                                10,401            10,459
     (Accretion) of premium and discount on investments                      (11,244)             (548)
                                                                         -----------       -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                       $   472,768       $   505,435
                                                                         -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) in loans                                             $(1,605,687)      $(2,004,727)
     Proceeds from sales of securities                                       901,406                --
     Proceeds from maturities of securities                                6,700,000           350,000
     Purchases of securities                                              (6,246,017)       (2,033,992)
     Purchases of premises and equipment                                     (45,020)          (29,518)
     Net (increase) in federal funds sold                                 (3,819,141)               --
     Premiums paid on life insurance                                          (5,921)           (5,921)
                                                                         -----------       -----------
         NET CASH (USED IN) INVESTING ACTIVITIES                         $(4,120,380)      $(3,724,158)
                                                                         -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net  increase (decrease) in demand and savings deposits              $ 1,120,834       $  (548,802)
    Net increase in time deposits                                          3,726,874           585,697
    Increase in outstanding checks over bank balance                              --         1,258,048
                                                                         -----------       -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                       $ 4,847,708       $ 1,294,943
                                                                         -----------       -----------
         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            $ 1,200,096       $(1,923,780)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             3,739,854         4,035,293
                                                                         -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 4,939,950       $ 2,111,513
                                                                         ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period:
               Interest                                                  $ 1,426,005       $ 1,206,461
               Income taxes                                              $    30,000       $        --


The Notes to Consolidated Financial Statements are an integral part of these statements.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1. Formation of Holding Company

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

Note 2. Basis of Presentation

                  In the opinion of CNB, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB financial condition as of March 31, 2001 and the results of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000.

                  The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q. These financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Bank's Annual Report for the year ended December 31, 2000.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 3. Securities Available for Sale

                  The amortized cost and estimated market value of debt securities at March 31, 2001 and December 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                  Securities available for sale are summarized as follows:

                                                                   MARCH 31, 2001
                                           --------------------------------------------------------------       AVERAGE
                                                               GROSS            GROSS          ESTIMATED          TAX
                                           AMORTIZED        UNREALIZED        UNREALIZED          FAIR         EQUIVALENT
                                             COST              GAINS            LOSSES           VALUE           YIELD
                                           ---------        ----------        ----------       ----------      ----------
Available for sale:
    U.S. Government agencies
      and corporations
      After 1 but within 5 years          $19,643,876        $  44,278         $ 1,618        $19,686,536          6.46%
      After 5 but within 10 years          13,286,634          119,164           1,250         13,404,548          6.97
                                          -----------        ---------         -------        -----------          ----
                                          $32,930,510        $ 163,442         $ 2,868        $33,091,084          6.67
                                          -----------        ---------         -------        -----------          ----

    States and political subdivisions
      After 1 but within 5 years          $   350,000        $   1,298         $    --        $   351,298          6.75
      After 5 but within 10 years             100,000            2,237              --            102,237          7.33
      After 10 years                          100,000            3,488              --            103,488          8.72
                                          -----------        ---------         -------        -----------          ----
                                          $   550,000        $   7,023         $    --        $   557,023          7.21
                                          -----------        ---------         -------        -----------          ----

    Federal Reserve Bank stock            $   129,650        $      --         $    --        $   129,650          6.00
    Federal Home Loan Bank stock              606,700               --              --            606,700          6.75
                                          -----------        ---------         -------        -----------          ----
                                          $   736,350        $      --         $    --        $   736,350          6.62
                                          -----------        ---------         -------        -----------          ----
Total securities available for sale       $34,216,860        $ 170,465         $ 2,868        $34,384,457          6.67%
                                          ===========        =========         =======        ===========          ----

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3.   Securities Available for Sale (continued)

                                                                DECEMBER 31, 2000                           WEIGHTED
                                           -----------------------------------------------------------      AVERAGE
                                                             GROSS          GROSS          ESTIMATED          TAX
                                            AMORTIZED      UNREALIZED     UNREALIZED          FAIR         EQUIVALENT
                                              COST           GAINS          LOSSES           VALUE            YIELD
                                           -----------      --------      -----------      -----------     ----------
Available for sale:
    U.S. Treasury securities
      After 1 but within 5 years           $   400,432      $  6,443      $        --      $   406,875          6.78%
                                           -----------      --------      -----------      -----------          ----

    U.S. Government agencies
      and corporations
      After 1 but within 5 years           $18,597,039      $ 15,689      $   179,645      $18,433,083          6.40
      After 5 but within 10 years           15,276,363        43,845           76,654       15,243,554          7.01
                                           -----------      --------      -----------      -----------          ----
                                           $33,873,402      $ 59,534      $   256,299      $33,676,637          6.68
                                           -----------      --------      -----------      -----------          ----

    States and political subdivisions
      After 1 but within 5 years           $   350,000      $    810      $        --      $   350,810          6.75
      After 5 but within 10 years              100,000           907               --          100,907          7.33
      After 10 years                           100,000         2,714               --          102,714          8.72
                                           -----------      --------      -----------      -----------          ----
                                           $   550,000      $  4,431      $        --      $   554,431          7.21
                                           -----------      --------      -----------      -----------          ----

    Federal Reserve Bank stock             $   129,650      $     --      $        --      $   129,650          6.00
    Federal Home Loan Bank stock               606,700            --               --          606,700          7.25
                                           -----------      --------      -----------      -----------          ----
                                           $   736,350      $     --      $        --      $   736,350          7.03
                                           -----------      --------      -----------      -----------          ----
Total securities available for sale        $35,560,184      $ 70,408      $   256,299      $35,374,293          6.70%
                                           ===========      ========      ===========      ===========          ====



                  The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $10,995,280 at March 31, 2001 and $10,591,329 at December 31, 2000.

                  Proceeds from sales of securities available for sale (excluding maturities) during the three months ended March 31, 2001 and the year ended December 31, 2000 were $901,406 and $2,659,593, respectively. Gross gains (losses) of $7,071 and $(6,238) during the three months ended March 31, 2001 and $7,115 and $(21,106) for the year ended December 31, 2000 were realized on the respective sales.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 4. Loans and Lease Receivable

                  Major classifications of loans at March 31, 2001 and December 31, 2000, were as follows:

                                                  MARCH 31,        DECEMBER 31,
                                                    2001              2000
                                                ------------      ------------
         Loans:
           Real estate                           $ 65,801,784      $ 65,278,200
           Commercial real estate                  10,110,943         9,944,333
           Consumer                                24,025,525        23,707,840
           Commercial                               6,602,231         6,036,583
           Overdrafts                                  19,704            20,441
                                                -------------      ------------
                                                 $106,560,187      $104,987,397

         Lease:                                       142,094           143,000
                                                -------------     -------------
                                                 $106,702,281      $105,130,397
         Net deferred loan fees,
             premiums and discounts                    90,006            89,867
         Allowance for loan losses                 (1,244,070)       (1,216,333)
                                                -------------     -------------
                                                 $105,548,217      $104,003,931
                                                =============     =============



                  An analysis of the allowance for possible loan losses is as follows:

                                                            MARCH 31,              DECEMBER 31,
                                                 ----------------------------      ------------
                                                     2001             2000             2000
                                                 -----------      -----------      -----------
           Balance, Beginning                    $ 1,216,333      $ 1,147,846      $ 1,147,846
               Provision charged to
                   operations                         51,000           30,000          170,000
               Recoveries                              5,243            7,575           19,494
               Loans charged off                     (28,506)          (9,100)        (121,007)
                                                 -----------      -----------      -----------
           Balance, Ending                       $ 1,244,070      $ 1,176,321      $ 1,216,333
                                                 ===========      ===========      ===========



                  Loans are placed in nonaccrual status when, in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. A summary of nonaccrual loans is as follows:


                                                            MARCH 31,              DECEMBER 31,
                                                 ----------------------------      ------------
                                                     2001             2000             2000
                                                 -----------      -----------      -----------
           Consumer loans                        $    34,267      $    35,620      $    22,125
                                                 ===========      ===========      ===========

                  Proceeds from sale of loans during the three months ended March 31, 2001 and the year ended December 31, 2000 were $0 and $1,027,345, respectively. There were no gains or losses on sale of loans.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 5. Time Deposits

                  At March 31, 2001, the scheduled maturities of time deposits are as follows:


                                          TIME DEPOSITS             ALL TIME
                                        $100,000 AND OVER           DEPOSITS
                                        -----------------         -----------

          Within 3 months                  $ 1,514,379            $ 5,665,414
          3 months thru 6 months             2,571,220             14,987,015
          6 months thru 12 months            4,660,354             17,933,043
          Over 12 months                    10,168,679             43,389,170
                                          ------------           ------------
                                          $ 18,914,632           $ 81,974,642
                                          ============           ============

Note 6. Shareholders' Equity

                  On August 31, 2000, CNB consummated its merger with the Bank, and the shareholders received two shares of CNB stock with a $1 par value for each share of Bank stock with a $10 par value. Common stock, capital surplus and retained earnings have been restated to reflect the change in par value and the shares issued due to the formation of CNB.

                  CNB initially issued 12,000 shares of common stock, which were redeemed and canceled on August 31, 2000, concurrent with the closing of the merger with the Bank.

                  All references in the accompanying consolidated financial statements and notes to per share amounts have been restated to reflect shares issued in the acquisition of the Bank by CNB. Basic earnings and dividends per share have been computed based on 458,048 weighted average number of shares outstanding in 2001 and 2000.

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

Note 8. Acquisition of Land

                  On January 13, 2001, CNB Financial Services, Inc. entered into an exclusive option to purchase a parcel of land in Berkeley County, West Virginia for $450,000. CNB exercised the option to purchase the parcel on April 20, 2001. CNB intends to construct a full-service branch location on this site.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

                  CNB Financial Services, Inc. ("CNB" or the "Company") was organized under the laws of West Virginia in March 2000 at the direction of the Board of Directors of Citizens National Bank (the "Bank") for the purpose to become a financial services holding company. The Company's primary function is to direct, plan and coordinate the business activities of the Bank and its subsidiary. We refer to the Company and its subsidiary as "CNB".

                  The Bank held a special meeting of its shareholders on August 4, 2000, and the shareholders approved the Agreement and Plan of Merger between the Bank and the Company, whereby the Bank became a wholly-owned subsidiary of the Company and the shareholders of the Bank became shareholders of the Company. The merger became effective on August 31, 2000. Each Bank shareholder received two shares of the Company stock for each share of the Bank's common stock. On August 31, 2000, the Company consummated its merger with the Bank and subsidiary, in a tax-free exchange of stock. Shareholders of the Bank received two shares of CNB Financial Services, Inc. common stock for each of the 229,024 shares of the Bank's common stock. The merger was accounted for as a pooling of interests.

                  The Bank was organized on June 20, 1934, and has operated in Berkeley Springs, Morgan County, West Virginia, as a national banking association continuously since that time. The Bank is a full-service commercial bank conducting general banking and trust activities through three full-service offices and four automated teller machines located in Morgan and Berkeley Counties, West Virginia. The Bank formed CNB Insurance Services, Inc., a wholly owned subsidiary, which is a property and casualty insurance agency selling primarily personal lines of insurance.

                  The Company exercised an option to purchase a parcel of land in Martinsburg, Berkeley County West Virginia for the future site of a full-service branch. The Bank expects the branch to open in the first quarter of 2002.

                  The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three months ended March 31, 2001 and 2000. This discussion may include forward-looking statements based upon management's expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion and have based all average balances on monthly averages.

EARNINGS SUMMARY

                  Net income for the three months ended March 31, 2001 was $295,000, or $0.64 per share compared to $399,000 or $0.87 per share for the same period in 2000. Annualized return on average assets and average equity were .77% and 8.33% respectively, for the three months ended March 31, 2001, compared with 1.16% and 12.80%, respectively, for the three months ended March 31, 2000.

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

                  Net interest income for the three months ended March 31, 2001 increased by $36,000 or 2.6% over the same period in 2000. Interest income for the three months ended March 31, 2001 increased by $270,000 or 10.2% compared to the same period in 2000, while interest expense increased by $234,000 or 18.9% during the three months ended March 31, 2001, as compared to the same period in the prior year.

                  During the first quarter of 2001 compared to the same period in 2000, average net interest earning assets increased $2.2 million or 10.0% resulting in increased net interest income. However, CNB experienced a 26 basis point decrease in the net interest margin. The 41 basis point increase in rates paid on average interest bearing liabilities compared to only a 6 basis point increase in rates earned on average interest earning assets contributed to the decrease in the net interest margin. See Table 1 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential.

                  Increased net interest income for the three month period is attributable to a significantly higher level of net interest earning assets offset by a decrease in the net interest margin. Total interest income increased for the three month period in 2001 compared to the same period in 2000 as a result of an increase in the average balance and rate earned on average loans and the higher average balance in investment securities and federal funds sold. Total interest expense increased for the three month period in 2001 compared to the same period in 2000 as a result of an increase in the average balance and average rates paid on time deposits and NOW accounts.

                  The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities.

     TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                         MARCH 31, 2001                                MARCH 31, 2000
                                           ----------------------------------------      ----------------------------------------
                                           AVERAGE BALANCE INTEREST   YIELD/ RATE (4)    AVERAGE BALANCE INTEREST   YIELD/ RATE (4)
                                           ----------------------------------------      ----------------------------------------
                                                                      (IN THOUSANDS OF DOLLARS)
Interest earning assets:
   Federal funds sold                         $   2,415       $    27         5.49%         $      27      $     4          5.53%
   Securities:
     Taxable                                     35,518           578         6.51             31,073          501          6.45
     Tax-exempt (1)                                 306             4         7.92              1,497           23          9.31
   Loans (net of unearned interest) (2)(5)      105,909         2,192         8.28             99,411        2,015          8.11
                                              ------------------------------------          ------------------------------------
       Total interest earning assets (1)      $ 144,148       $ 2,801         7.77%         $ 132,008      $ 2,543          7.71%
                                              ------------------------------------          ------------------------------------

Nonearning assets:
   Cash and due from banks                    $   3,917                                     $   2,806
   Bank premises and equipment, net               3,155                                         3,311
   Other assets                                   2,211                                         2,248
   Allowance for loan losses                     (1,234)                                       (1,165)
                                              ---------                                     ----------
       Total assets                           $ 152,197                                     $ 139,208
                                              =========                                     ==========

Interest bearing liabilities:
   Savings deposits                           $  16,004       $    78         1.95%         $  16,719      $    83          1.99%
   Time deposits                                 80,281         1,224         6.10             71,030        1,000          5.63
   NOW accounts                                  18,569           141         3.04             17,276          125          2.89
   Money market accounts                          4,926            27         2.19              4,867           27          2.22
   Borrowings                                       177             2         4.52                136            3          6.31
                                              ------------------------------------          ------------------------------------
       Total interest bearing liabilities     $ 119,957       $ 1,472         4.91%         $ 110,028      $ 1,238          4.50%
                                              ------------------------------------          ------------------------------------

Noninterest bearing liabilities:
   Demand deposits                            $  16,255                                     $  15,615
   Other liabilities                              1,834                                         1,105
   Shareholders' equity                          14,151                                        12,460
                                              ---------                                     ----------
       Total liabilities and
          shareholders' equity                $ 152,197                                     $ 139,208
                                              =========                                     ==========

                                                              --------                                     -------
Net interest income (1)                                       $ 1,329                                      $ 1,305
                                                              ========                                     =======

Net interest spread (3)                                                       2.86%                                         3.21%
                                                                              ====                                          ====

Net interest income to average                                                3.69%                                         3.95%
   interest earning assets (1)                                                ====                                          ====


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

(5) Interest income on loans excludes fees of $99,000 in 2001 and $89,000 in 2000.

PROVISION FOR LOAN LOSSES

         The amount charged to provision for loan losses is based on management's evaluation of the loan portfolio. Management determines the adequacy of the allowance for loan losses, based on past loan loss experience, current economic conditions and composition of the loan portfolio. The allowance for loan losses is the best estimate of management of the probable losses which have been incurred as of a balance sheet date.

         The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended March 31, 2001, and March 31, 2000, amounted to $51,000 and $30,000, respectively. Loan quality remains stable and past due and nonaccruals are minimal. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require additional reserves as a result of their examination of the bank. See "Nonperforming Assets and Allowance for Loan Losses" for further discussion.

NONINTEREST INCOME

         Noninterest income for the three months ended March 31, 2001 decreased $193,000 or 52.9% to $172,000 from $365,000 in the first quarter of 2000. In the first quarter of 2000, the Bank recognized a gain on stock received from the demutualization of an insurance company of $196,000. The Bank received the stock in exchange for its previous membership interest as a participating policyholder.

NONINTEREST EXPENSES

         Noninterest expenses for the three months ended March 31, 2001, decreased $30,000 or 2.7% primarily due to decreases in other operating expenses, occupany expense and furniture, fixtures and equipment expenses offset by an increase in salaries and benefits. The decrease in other operating expenses and occupany expense was due to higher routine building repairs and maintenance and the painting of the Main Office branch and the loss associated with the abandonment of fixed assets in 2000. The increase in salaries and benefits increased due to normal recurring merit increases and increased health insurance costs.

INCOME TAXES

         The Bank's provision for income taxes decreased $45,000 or 21.8% to $161,000 for the three months ended March 31, 2001. The effective tax rates for the first quarter of 2001 and 2000 were 35.3% and 34.0%. The Bank's higher effective tax rate for the first quarter of 2001 compared to the first quarter of 2000, is due to a reduction in tax-exempt earnings on investment securities offset by decreased taxable income. The decrease in the income tax provision in 2001 is attributable to lower tax-exempt earnings and lower taxable income. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities.

FINANCIAL CONDITION

         The Bank's total assets increased $5.5 million or 3.7% to $155.5 million from December 31, 2000, to March 31, 2001, due primarily to a $3.8 million increase in federal funds sold and a $1.5 million increase in loans and a $1.2 million increase in cash and due from banks, which was partially offset by a $1.0 million decrease in investment securities. The Bank's total liabilities increased $5.0 million or 3.7% to $141.1 million at March 31, 2001, consisting primarily of $4.8 million in deposit growth, or 3.6% to $138.8 million. Shareholders' equity increased $514,000 to $14.4 million at March 31, 2001, primarily due to net income of $295,000 and a $219,000 increase in accumulated other comprehensive income. The only component of accumulated other comprehensive income at March 31, 2001, was unrealized gains on available for sale securities, net of deferred income taxes. The unrealized gains are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results, however, unless the securities are actually sold.

LOAN PORTFOLIO

         At March 31, 2001, total loans increased $1.5 million or 1.5% to $105.5 million from $104.0 million at December 31, 2000. The loan mix did not change in any material respect compared with December 31, 2000. The loan portfolio increase is the result of new installment loans consisting of higher individual dollar volume, new mortgage loans and new commercial floor plan loans. The Bank feels additional growth in all lending areas is possible during the remainder of 2001.

NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

         Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, restructured loans and other real estate owned. The following table summarized the Bank's nonperforming assets as of the periods shown:

                                                            MARCH 31,                  DECEMBER 31,
                                                   ---------------------------         ------------
                                                     2001               2000               2000
                                                   --------           --------         ------------
Nonaccrual loans                                  $  34,267          $  35,620          $  22,125

Loans past due 90 days or more
    still accruing interest                         205,939            194,114            359,890
                                                  ---------          ---------          ---------
Total nonperforming loans                         $ 240,206          $ 229,734          $ 382,015
                                                  ---------          ---------          ---------

Other real estate owned                           $      --          $  66,938          $      --
                                                  ---------          ---------          ---------

Total nonperforming assets                        $ 240,206          $ 296,672          $ 382,015
                                                  =========          =========          =========

Nonperforming loans/Total loans                       0.23%              0.23%              0.37%
Nonperforming assets/Total assets                     0.15%              0.21%              0.25%
Allowance for loan losses/Total loans                 1.17%              1.19%              1.16%


         As of March 31, 2001, the Bank has no loans which management considers to be impaired and is not aware of any potential problem loans other than those which are on nonaccrual status or past due ninety days or more and still accruing interest.

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

         The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. The Bank has no loans which it considers to be impaired as of March 31, 2001, and December 31, 2000. At March 31, 2001, and December 31, 2000, the allowance for loans losses totaled $1.2 million. The allowance for loans losses as a percentage of loans was 1.17% and 1.16% as of March 31, 2001 and December 31, 2000.

         An analysis of the allowance for loan losses is summarized below:

                                                            MARCH 31,              DECEMBER 31,
                                                 ----------------------------      ------------
                                                     2001             2000             2000
                                                 -----------      -----------      -----------
           Balance, Beginning                    $ 1,216,333      $ 1,147,846      $ 1,147,846
               Provision charged to
                   operations                         51,000           30,000          170,000
               Recoveries                              5,243            7,575           19,494
               Loans charged off                     (28,506)          (9,100)        (121,007)
                                                 -----------      -----------      -----------
           Balance, Ending                       $ 1,244,070      $ 1,176,321      $ 1,216,333
                                                 ===========      ===========      ===========

         An analysis of the allocation of allowance for loan losses is summarized below:

In thousands                             MARCH 31,                          DECEMBER 31,
                               ----------------------------        -----------------------------
                                          2001                                 2000
                               ----------------------------        -----------------------------
                                               PERCENT OF                          PERCENT OF
                                              LOANS IN EACH                       LOANS IN EACH
                                               CATEGORY TO                         CATEGORY TO
                               AMOUNT          TOTAL LOANS         AMOUNT          TOTAL LOANS
                               ------         -------------        ------         -------------
Commercial, financial
    and agriculture           $   246               6%            $   206               6%
Real estate - mortgage            261              71                 257              72
Installment and other             347              23                 351              22
Uallocated                        390             N/A                 402             N/A
                              -------             ---             -------             ---
       Total                  $ 1,244             100%            $ 1,216             100%
                              =======             ===             =======             ===

DEPOSITS

         The Bank's deposits increased $4.8 million or 3.6% during the three months ended March 31, 2001. The deposit mix remained stable during the first three months of 2001. However, steady growth continues in rate sensitive jumbo certificates of deposit, other certificates of deposit and savings deposits. The increase in jumbo certificates of deposit and other certificates of deposit are primarily due to the continued growth in the 36-month Ultimate Certificate of Deposit and the 16-month certificate of deposit. The Bank's 36-month Ultimate Certificate of Deposit allows the customer to withdraw all or a portion of the CD on the first or second year anniversary date without penalty. Deposits may also be made to this CD at any time. The 16 month certificate product has an attractive interest rate relative to competition.

CAPITAL RESOURCES

          Shareholders' equity increased $514,000 or 3.7% during the first three months of 2001 due to $295,000 in net income and an increase in accumulated comprehensive income of $219,000. The Bank is subject to regulations of the Office of the Comptroller of the Currency that impose certain minimum regulatory capital requirements. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was "well capitalized" at March 31, 2001. The following table summarized, as of March 31, 2001, the Bank's capital ratios.

                                    Components         Actual         Required
                                    of Capital         Ratio            Ratio
                                    ----------         ------         --------

Tier 1 Capital                       $14,212             9.3%            4.0%
Total Risk Based Capital             $15,355            16.8%            8.0%


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

         The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold. At March 31, 2001, these totaled $39.4 million, or 25.3% of total assets. In addition, liquidity may be generated through loan repayments and over $7.0 million of available borrowing arrangements with correspondent banks. At March 31, 2001, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $473,000 of cash from operations in the first quarter of 2001, which compares to $500,000 during the same time period in 2000. Additional cash of $4.8 million was generated through net financing activities through March 31, 2001, which compares to $1.3 million for the first quarter of 2000. These proceeds along with proceeds from the sales and maturities of investment securities were used to fund loans and purchase securities during each year. Net cash used in investing activities totaled $4.1 million during the first quarter of 2001 compared to $3.7 million during the same time period in 2000. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

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

         The Bank's base-line scenario holds the prime rate constant at 8.00 percent through March 2002. Based on the April 2001outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing or decreasing interest rate scenario.

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


         CNB Financial Services, Inc.
         ----------------------------
                 (Registrant)



         Date   May 11, 2001           /s/ Rebecca S. Brock, Vice President/CFO
                ---------------       -----------------------------------------


         Date   May 11, 2001           /s/ Thomas F. Rokisky, President/CEO
                --------------        -----------------------------------------