Form 10-Q
period 2001-06-30
CNB FINANCIAL SERVICES INC
filed 2001-08-13
CIK 1113336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ________ TO ______

                         Commission file number 0-30665

                          CNB Financial Services, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)




   United States of America                            55-0773918
 -------------------------------          ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)




  212 S. Washington Street, Berkeley Springs, WV                    25411
---------------------------------------------------             --------------
    (Address of principal executive offices)                      (Zip Code)


Issuer's telephone number, ( 304 )      258      -       1520
                            -----   ------------   ----------------


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

    Common Stock $1 par value, 458,048 shares outstanding as of July 31, 2001

                          CNB FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS


PART I:  FINANCIAL INFORMATION                                                                     PAGE

      Item 1.   Financial Statements

                Consolidated Statements of Financial Condition as of June 30, 2001 (Unaudited)
                  and December 31, 2000..............................................................3

                Consolidated Statements of Income for the Three and Six Months ended June 30, 2001 and  2000 (Unaudited)..............................................................4

                Consolidated Statements of Changes in Shareholders' Equity for the Six
                  Months Ended June 30, 2001 (Unaudited) and the Year Ended December 31, 2000........5

                Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 2001 and 2000 (Unaudited)...........................................6

                Notes to Consolidated Financial Statements (Unaudited)...............................7

      Item 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations for the Three and Six Months ended June 30, 2001............12

      Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........................20


PART II: OTHER INFORMATION

      Item 1.   Legal  Proceedings..................................................................21

      Item 6.   Exhibits and Reports on Form 8-K....................................................21

                SIGNATURES..........................................................................22



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

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                   JUNE 30,             DECEMBER 31,
                                 ASSETS                             2001                    2000
                                                                -------------          -------------
                                                                 (Unaudited)
Cash and due from banks                                         $   5,809,769          $   3,739,854
Federal funds sold                                                  1,751,598              1,207,684
Securities available for sale
   (at approximate market value)                                   38,655,994             35,374,293
Loans and lease receivable, net                                   107,738,306            104,003,931
Accrued interest receivable                                         1,023,262              1,004,257
Premises and equipment, net                                         3,776,571              3,167,302
Deferred income taxes                                                 221,836                375,509
Cash surrender value of life insurance                                870,650                790,807
Intangible assets                                                     109,510                113,853
Other assets                                                          215,925                204,877
                                                                -------------          -------------

         TOTAL ASSETS                                           $ 160,173,421          $ 149,982,367
                                                                =============          =============


                  LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
        Demand                                                  $  16,977,011          $  16,164,702
        Interest-bearing demand                                    23,795,535             24,012,083
        Savings                                                    17,131,518             15,571,297
        Time, $100,000 and over                                    20,363,748             17,764,825
        Other time                                                 65,124,914             60,482,943
                                                                -------------          -------------
                                                                $ 143,392,726          $ 133,995,850
   Accrued interest payable                                         1,078,745              1,038,122
   Accrued expenses and other liabilities                           1,131,235              1,084,577
                                                                -------------          -------------

         TOTAL LIABILITIES                                      $ 145,602,706          $ 136,118,549
                                                                -------------          -------------

SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000  shares
       authorized; 458,048 shares outstanding                   $     458,048          $     458,048
   Capital surplus                                                  3,863,592              3,863,592
   Retained earnings                                               10,113,591              9,657,422
   Accumulated other comprehensive income                             135,484               (115,244)
                                                                -------------          -------------

         TOTAL SHAREHOLDERS' EQUITY                             $  14,570,715          $  13,863,818
                                                                -------------          -------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 160,173,421          $ 149,982,367
                                                                =============          =============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                  JUNE 30,                              JUNE 30,
                                                       ------------------------------         ------------------------------
                                                          2001               2000                2001               2000
                                                       -----------        -----------         -----------        -----------
INTEREST INCOME
   Interest and fees on loans                          $ 2,378,042        $ 2,177,280         $ 4,669,261        $ 4,280,690
   Interest and dividends on securities
      United States Treasury securities                         --              6,309                 274             12,583
      U.S. Government agencies and
         corporations                                      550,171            475,291           1,106,063            966,051
      State and political subdivisions                       7,363             15,509              14,725             42,279
      Other                                                 14,689              3,890              32,959              3,890
   Interest on federal funds sold                           61,968             13,429              89,370             17,203
                                                       -----------        -----------         -----------        -----------
                                                       $ 3,012,233        $ 2,691,708         $ 5,912,652        $ 5,322,696
                                                       -----------        -----------         -----------        -----------
INTEREST EXPENSE
   Interest on interest bearing demand,                $ 1,519,570        $ 1,274,632         $ 2,989,305        $ 2,510,472
     savings and time deposits
   Interest on federal funds purchased                          --              2,243               2,291              4,666
                                                       -----------        -----------         -----------        -----------
                                                       $ 1,519,570        $ 1,276,875         $ 2,991,596        $ 2,515,138
                                                       -----------        -----------         -----------        -----------

           NET INTEREST INCOME                         $ 1,492,663        $ 1,414,833         $ 2,921,056        $ 2,807,558

PROVISION FOR LOAN LOSSES                                   61,000             30,000             112,000             60,000
                                                       -----------        -----------         -----------        -----------

           NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES               $ 1,431,663        $ 1,384,833         $ 2,809,056        $ 2,747,558
                                                       -----------        -----------         -----------        -----------

NONINTEREST INCOME
   Service charges on deposit accounts                 $   150,426        $    75,567         $   218,628        $   146,662
   Other service charges, commissions
      and fees                                              67,479             53,114             124,391            106,040
   Insurance commissions                                    29,491             19,733              58,780             47,447
   Other operating income                                   21,749             14,681              38,841             32,518
   Gain on demutualization of insurance company                 --                 --                  --            195,889
   Net gain (loss) on sale of securities                        --             (9,695)                833             (9,695)
                                                       -----------        -----------         -----------        -----------
                                                       $   269,145        $   153,400         $   441,473        $   518,861
                                                       -----------        -----------         -----------        -----------
NONINTEREST EXPENSES
   Salaries                                            $   495,563        $   446,815         $   962,518        $   879,219
   Employee benefits                                       152,388            135,812             305,181            290,863
   Occupancy of premises                                    58,102             66,760             128,760            148,283
   Furniture and equipment expense                          57,049             66,414             116,073            134,251
   Other operating expenses                                424,594            331,428             769,469            718,728
                                                       -----------        -----------         -----------        -----------
                                                       $ 1,187,696        $ 1,047,229         $ 2,282,001        $ 2,171,344
                                                       -----------        -----------         -----------        -----------

            INCOME BEFORE INCOME TAXES                 $   513,112        $   491,004         $   968,528        $ 1,095,075

PROVISION FOR INCOME TAXES                                 186,796            197,092             347,462            402,470
                                                       -----------        -----------         -----------        -----------

            NET INCOME                                 $   326,316        $   293,912         $   621,066        $   692,605
                                                       ===========        ===========         ===========        ===========

BASIC EARNINGS PER SHARE                               $      0.71        $      0.64         $      1.36        $      1.51
                                                       ===========        ===========         ===========        ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)


                                                                                                     ACCUMULATED
                                                                                                        OTHER            TOTAL
                                                     COMMON          CAPITAL         RETAINED       COMPREHENSIVE    SHAREHOLDERS'
                                                    STOCK (1)       SURPLUS (1)     EARNINGS (1)       INCOME           EQUITY
                                                   -----------      -----------     ------------    -------------    ------------
BALANCE, DECEMBER 31, 1999                           $458,048        $3,863,592     $ 8,818,791       $(891,710)      $12,248,721
   Issuance of common stock                            12,000
   Cancellation of stock                              (12,000)
Comprehensive income:
   Net income for 2000                                     --                --       1,305,840              --                --
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $475,898)            --                --              --         776,466                --
Total Comprehensive Income                                 --                --              --              --         2,082,306
Cash dividends ($1.02 per share)                                                       (467,209)                         (467,209)
                                                     --------        ----------     -----------       ---------       -----------

BALANCE, DECEMBER 31, 2000                           $458,048        $3,863,592     $ 9,657,422       $(115,244)      $13,863,818
Comprehensive income:
   Net income for six months
      ended June 30, 2001                                  --                --         621,066              --                --
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $153,673)            --                --              --         250,728                --
Total Comprehensive Income                                 --                --              --              --           871,794
Cash dividends ($0.36 per share)                                                       (164,897)                         (164,897)
                                                     --------        ----------     -----------       ---------       -----------

BALANCE, JUNE 30, 2001                               $458,048        $3,863,592     $10,113,591       $ 135,484       $14,570,715
                                                     ========        ==========     ===========       =========       ===========

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

                 CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                           -------------------------------
                                                                               2001                2000
                                                                           ------------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $    621,066         $   692,605
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                              114,519             127,329
     Provision for loan losses                                                  112,000              60,000
     Deferred income taxes                                                           --              50,000
     Net (gain) loss on sale of securities                                         (833)              9,695
     (Gain) on sale of real estate owned                                             --                  --
     (Gain) on demutualization of insurance company                                  --            (195,889)
     Loss on abandonment of fixed assets                                             --              55,254
     Net (increase) in loans held for sale                                           --             (19,700)
     (Increase) in accrued interest receivable                                  (19,005)               (629)
     (Increase) decrease  in other assets                                       (19,647)            127,041
     Increase in accrued interest payable                                        40,623              76,088
     (Increase) in cash surrender value on life insurance in excess
          of premiums paid                                                      (30,000)            (33,000)
     Increase in accrued expenses and other liabilities                          46,658             111,843
     Amortization of deferred loan (fees) cost                                   23,084              21,186
     (Accretion) of premium and discount on investments                         (22,644)               (748)
                                                                           ------------         -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                         $    865,821         $ 1,081,075
                                                                           ------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) in loans                                               $ (3,869,459)        $(4,856,974)
     Proceeds from sale of loans                                                     --           1,027,345
     Proceeds from sales of securities                                          901,406           1,981,168
     Proceeds from maturities of securities                                  17,972,222             620,000
     Purchases of securities                                                (21,727,451)         (2,033,992)
     Purchases of premises and equipment                                       (710,846)            (56,179)
     Net (increase) in federal funds sold                                      (543,914)           (493,722)
     Premiums paid on life insurance                                            (49,843)            (49,893)
                                                                           ------------         -----------
         NET CASH (USED IN) INVESTING ACTIVITIES                           $ (8,027,885)        $(3,862,247)
                                                                           ------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) increase in demand and savings deposits                 $  2,155,982         $(1,504,749)
    Net increase in time deposits                                             7,240,894           3,912,385
    Cash dividends paid                                                        (164,897)           (164,898)
                                                                           ------------         -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                         $  9,231,979         $ 2,242,738
                                                                           ------------         -----------
         NET INCREASE (DECREASE)  IN CASH AND
              CASH EQUIVALENTS                                             $  2,069,915         $  (538,434)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                3,739,854           4,035,293
                                                                           ------------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  5,809,769         $ 3,496,859
                                                                           ============         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period:
               Interest                                                    $  3,030,277         $ 2,435,123
               Income taxes                                                $    320,500         $   266,000


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

Note 2. Basis of Presentation

                  In the opinion of CNB, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB financial condition as of June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000.

                  The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q. These financial statements should be read in conjunction with the consolidated financial statements and the notes included in CNB Financial Services, Inc.'s Annual Report for the year ended December 31, 2000.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 3. Securities Available for Sale

                  The amortized cost and estimated market value of debt securities at June 30, 2001 and December 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                  Securities available for sale are summarized as follows:





                                                                    JUNE 30, 2001                          WEIGHTED
                                             ----------------------------------------------------------     AVERAGE
                                                                 GROSS         GROSS         ESTIMATED        TAX
                                              AMORTIZED        UNREALIZED    UNREALIZED        FAIR        EQUIVALENT
                                                COST             GAINS         LOSSES          VALUE         YIELD
                                             -----------       ----------    ----------     -----------    ----------
Available for sale:
    U.S. Government agencies
      and corporations
      After 1 but within 5 years             $19,175,270        $ 65,763        $ --        $19,241,033       6.30%
      After 5 but within 10 years             17,957,051         152,502         938         18,108,615       6.68
                                             -----------        --------        ----        -----------      -----
                                             $37,132,321        $218,265        $938        $37,349,648       6.48
                                             -----------        --------        ----        -----------      -----

    States and political subdivisions
      After 1 but within 5 years             $   350,000        $  1,078        $ --        $   351,078       6.75
      After 5 but within 10 years                100,000             176          --            100,176       7.33
      After 10 years                             100,000              --          58             99,942       8.72
                                             -----------        --------        ----        -----------      -----
                                             $   550,000        $  1,254        $ 58        $   551,196       7.21
                                             -----------        --------        ----        -----------      -----

    Federal Reserve Bank stock               $   129,650        $     --        $ --        $   129,650       6.00
    Federal Home Loan Bank stock                 625,500              --          --            625,500       6.75
                                             -----------        --------        ----        -----------      -----
                                             $   755,150        $     --        $ --        $   755,150       6.62
                                             -----------        --------        ----        -----------      -----
Total securities available for sale          $38,437,471        $219,519        $996        $38,655,994       6.49%
                                             ===========        ========        ====        ===========      =====

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3.   Securities Available for Sale (continued)


                                                                DECEMBER 31, 2000                          WEIGHTED
                                             ----------------------------------------------------------     AVERAGE
                                                                 GROSS         GROSS         ESTIMATED        TAX
                                              AMORTIZED        UNREALIZED    UNREALIZED        FAIR        EQUIVALENT
                                                COST             GAINS         LOSSES          VALUE         YIELD
                                             -----------       ----------    ----------     -----------    ----------
Available for sale:
    U.S. Treasury securities
      After 1 but within 5 years             $   400,432        $ 6,443        $     --     $   406,875       6.78%
                                             -----------        -------        --------     -----------      -----

    U.S. Government agencies
      and corporations
      After 1 but within 5 years             $18,597,039        $15,689        $179,645     $18,433,083       6.40
      After 5 but within 10 years             15,276,363         43,845          76,654      15,243,554       7.01
                                             -----------        -------        --------     -----------      -----
                                             $33,873,402        $59,534        $256,299     $33,676,637       6.68
                                             -----------        -------        --------     -----------      -----

    States and political subdivisions
      After 1 but within 5 years             $   350,000        $   810        $     --     $   350,810       6.75
      After 5 but within 10 years                100,000            907              --         100,907       7.33
      After 10 years                             100,000          2,714              --         102,714       8.72
                                             -----------        -------        --------     -----------      -----
                                             $   550,000        $ 4,431        $     --     $   554,431       7.21
                                             -----------        -------        --------     -----------      -----

    Federal Reserve Bank stock               $   129,650        $    --        $     --     $   129,650       6.00
    Federal Home Loan Bank stock                 606,700             --              --         606,700       7.25
                                             -----------        -------        --------     -----------      -----
                                             $   736,350        $    --        $     --     $   736,350       7.03
                                             -----------        -------        --------     -----------      -----
Total securities available for sale          $35,560,184        $70,408        $256,299     $35,374,293       6.70%
                                             ===========        =======        ========     ===========      =====



                  The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $10,974,848 at June 30, 2001 and $10,591,329 at December 31, 2000.

                  Proceeds from sales of securities available for sale (excluding maturities) during the six months ended June 30, 2001 and the year ended December 31, 2000 were $901,406 and $2,659,593, respectively. Gross gains (losses) of $7,071 and $(6,238) during the six months ended June 30, 2001 and $7,115 and $(21,106) for the year ended December 31, 2000 were realized on the respective sales.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 4. Loans and Lease Receivable

                  Major classifications of loans at June 30, 2001 and December 31, 2000, were as follows:


                                      JUNE 30,             DECEMBER 31,
                                        2001                    2000
                                    ------------           -------------
Loans:
  Real estate                       $ 66,710,088           $ 65,278,200
  Commercial real estate              10,276,103              9,944,333
  Consumer                            24,425,106             23,707,840
  Commercial                           6,956,341              6,036,583
  Overdrafts                             412,292                 20,441
                                    ------------           ------------
                                    $108,779,930           $104,987,397

Lease:                                   141,482                143,000
                                    ------------           ------------
                                    $108,921,412           $105,130,397
Net deferred loan fees,
    premiums and discounts               107,858                 89,867
Allowance for loan losses             (1,290,964)            (1,216,333)
                                    ------------           ------------
                                    $107,738,306           $104,003,931
                                    ============           ============


                  An analysis of the allowance for possible loan losses is as follows:

                                        JUNE 30,              DECEMBER 31,
                                -------------------------     -----------
                                   2001           2000           2000
                                ----------     ----------     -----------

Balance, Beginning              $1,216,333     $1,147,846     $1,147,846
    Provision charged to
        operations                 112,000         60,000        170,000
    Recoveries                       9,481         10,222         19,494
    Loans charged off              (46,850)       (56,765)      (121,007)
                                ----------     ----------     ----------
Balance, Ending                 $1,290,964     $1,161,303     $1,216,333
                                ==========     ==========     ==========


                  Loans are placed in nonaccrual status when, in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. A summary of nonaccrual loans is as follows:

                            JUNE 30,             DECEMBER 31,
                      ---------------------      -----------
                       2001          2000            2000
                       ----          ----            ----

Consumer loans        $7,315        $26,644        $22,125
                      ======        =======        =======


                  Proceeds from sale of loans during the three months ended June 30, 2001 and the year ended December 31, 2000 were $0 and $1,027,345, respectively. There were no gains or losses on sale of loans.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 5. Time Deposits

                  At June 30, 2001, the scheduled maturities of time deposits are as follows:


                                TIME DEPOSITS          ALL TIME
                              $100,000 AND OVER        DEPOSITS
                              -----------------        --------

Within 3 months                  $ 3,007,954          $16,099,124
3 months thru 6 months             1,704,557            9,585,002
6 months thru 12 months            4,711,633           15,829,057
Over 12 months                    10,939,604           43,975,479
                                 -----------          -----------
                                 $20,363,748          $85,488,662
                                 ===========          ===========


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

Note 8.  New Branch

                  On January 13, 2001, CNB Financial Services, Inc. entered into an exclusive option to purchase a parcel of land in Berkeley County, West Virginia for $450,000. CNB exercised the option to purchase the parcel on April 20, 2001. CNB intends to construct a full-service branch location on this site. The company entered into a contract with a builder to construct the building at an approximate cost of $484,000.

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

                  The company exercised an option to purchase a parcel of land in Martinsburg, Berkeley County West Virginia for the future site of a full-service branch. The bank expects the branch to open in the first quarter of 2002. The bank plans to open a temporary banking facility near the location in August 2001. The company entered into a contract with a builder to construct the building at an approximate cost of $484,000.

                  The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three and six months ended June 30, 2001 and 2000. This discussion may include forward-looking statements based upon management's expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion and have based all average balances on monthly averages.

  EARNINGS SUMMARY

                  Net income for the three months ended June 30, 2001 was $326,000, or $0.71 per share compared to $294,000 or $0.64 per share for the same period in 2000. Annualized return on average assets and average equity were .82% and 9.00% respectively, for the three months ended June 30, 2001, compared with .84% and 9.27%, respectively, for the three months ended June 30, 2000.

                  Net income for the six months ended June 30, 2001 was $621,000, or $1.36 per share compared to $693,000 or $1.51 per share for the same period in 2000. Annualized return on average assets and average equity were .80% and 8.68% respectively, for the six months ended June 30, 2001, compared with .99% and 11.02%, respectively, for the six months ended June 30, 2000.

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

                  Net interest income for the three months ended June 30, 2001 increased by $78,000 or 5.5% over the same period in 2000. Interest income for the three months ended June 30, 2001 increased by $321,000 or 11.9% compared to the same period in 2000, while interest expense increased by $243,000 or 19.0% during the three months ended June 30, 2001, as compared to the same period in the prior year.

                  Net interest income for the six months ended June 30, 2001 increased by $113,000 or 4.0% over the same period in 2000. Interest income for the six months ended June 30, 2001 increased by $590,000 or 11.1% compared to the same period in 2000, while interest expense increased by $477,000 or 18.9% during the six months ended June 30, 2001, as compared to the same period in the prior year.

                  Increased net interest income for the three and six month periods is attributable to a higher level of net interest earning assets offset by a decrease in the net interest margin. Total interest income increased for the three and six month periods in 2001 compared to the same periods in 2000 as a result of an increase in the average balance of federal funds sold, loans and investment securities. Total interest expense increased for the three and six month periods in 2001 compared to the same periods in 2000 as a result of an increase in the average balance of savings deposits, time deposits and NOW accounts and an increase in the average rates paid thereon.


                  The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities. Net interest margin decreased in 2001 from 2000. See Table 1 and Table 2 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential.

     TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL


                                                           JUNE 30, 2001                            JUNE 30, 2000
                                              ---------------------------------------    -----------------------------------------
                                                 QTR                                       QTR
                                                AVERAGE         QTR           YIELD/      AVERAGE          QTR           YIELD
                                                BALANCE       INTEREST         RATE (4)    BALANCE       INTEREST         RATE (4)
                                              ---------------------------------------    -----------------------------------------
                                                                         (IN THOUSANDS OF DOLLARS)
Interest earning assets:
    Federal funds sold                          $  5,097       $   62          4.23%       $    295       $   13          6.15%
    Securities:
      Taxable                                     36,760          568          6.18          29,939          489          6.53
      Tax-exempt (1)                                 307            4          7.90             973           12          7.47
    Loans (net of unearned interest) (2)(5)      109,043        2,378          8.72         101,608        2,178          8.57
                                                --------       ------         -----        --------       ------         -----
        Total interest earning assets (1)       $151,207       $3,012          7.97%       $132,815       $2,692          8.11%
                                                --------       ------         -----        --------       ------         -----

Nonearning assets:
    Cash and due from banks                     $  3,354                                   $ 3,477
    Bank premises and equipment, net               3,651                                     3,243
    Other assets                                   2,082                                     2,206
    Allowance for loan losses                     (1,270)                                   (1,176)
                                                --------                                   -------
        Total assets                            $159,024                                   $140,565
                                                ========                                   ========

Interest bearing liabilities:
    Savings deposits                            $ 16,756       $   79          1.89%       $ 16,310         $ 82          2.01 %
    Time deposits                                 84,272        1,287          6.11          71,682        1,031          5.75
    NOW accounts                                  19,183          127          2.65          17,377          133          3.06
    Money market accounts                          5,019           27          2.15           5,128           29          2.26
    Borrowings                                        --           --            --             126            2            --
                                                --------       ------         -----        --------       ------         -----
        Total interest bearing liabilities      $125,230       $1,520          4.86%       $110,623       $1,277          4.62 %
                                                --------       ------         -----        --------       ------         -----

Noninterest bearing liabilities:
    Demand deposits                             $ 17,277                                   $ 16,081
    Other liabilities                              2,036                                      1,180
    Shareholders' equity                          14,481                                     12,681
                                                --------                                   --------
        Total liabilities and
           shareholders' equity                 $159,024                                   $ 140,565
                                                ========                                   =========

                                                               ------                                     ------
Net interest income (1)                                        $1,492                                     $1,415
                                                               ======                                     ======

Net interest spread (3)                                                        3.11%                                      3.49%
                                                                              =====                                      =====

Net interest income to average
    interest earning assets (1)                                                3.95%                                      4.26%
                                                                              =====                                      =====


(1) Yields are expressed on a tax equivalent basis using a 34% tax rate.
(2) For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.
(3) Net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) Yields/Rates are expressed on annualized basis.
(5) Interest income on loans includes fees on loans.

     TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL



                                                           JUNE 30, 2001                            JUNE 30, 2000
                                              ---------------------------------------    -----------------------------------------
                                                  YTD                                        YTD
                                                AVERAGE         YTD           YIELD/       AVERAGE         YTD           YIELD
                                                BALANCE       INTEREST         RATE (4)    BALANCE       INTEREST         RATE (4)
                                              ---------------------------------------    -----------------------------------------
                                                                         (IN THOUSANDS OF DOLLARS)
Interest earning assets:
   Federal funds sold                           $  3,755        $   90          4.86%       $    161       $   17          5.84%
   Securities:
     Taxable                                      36,139         1,146          6.34          30,506          990          6.49
     Tax-exempt (1)                                  306             8          7.92           1,235           35          8.59
   Loans (net of unearned interest) (2)(5)       107,476         4,669          8.69         100,510        4,281          8.52
                                                --------        ------         -----        --------       ------         -----
        Total interest earning assets (1)       $147,676        $5,913          8.01%       $132,412       $5,323          8.04%
                                                --------        ------         -----        --------       ------         -----

Nonearning assets:
   Cash and due from banks                      $  3,636                                    $  3,142
   Bank premises and equipment, net                3,403                                       3,277
   Other assets                                    2,147                                       2,227
   Allowance for loan losses                      (1,252)                                     (1,170)
                                                --------                                    --------
        Total assets                            $155,610                                    $139,888
                                                ========                                    ========

Interest bearing liabilities:
   Savings deposits                             $ 16,380        $  157          1.92%       $ 16,515       $  165          2.00%
   Time deposits                                  82,277         2,511          6.10          71,356        2,031          5.69
   NOW accounts                                   18,876           268          2.84          17,327          258          2.98
   Money market accounts                           4,972            54          2.17           4,997           56          2.24
   Borrowings                                         88             2          4.55             131            5          7.63
                                                --------        ------         -----        --------       ------         -----
        Total interest bearing liabilities      $122,593        $2,992          4.88%       $110,326       $2,515          4.56%
                                                --------        ------         -----        --------       ------         -----

Noninterest bearing liabilities:
   Demand deposits                              $ 16,766                                    $ 15,848
   Other liabilities                               1,935                                       1,143
   Shareholders' equity                           14,316                                      12,571
                                                --------                                    --------
        Total liabilities and
           shareholders' equity                 $155,610                                    $139,888
                                                ========                                    ========

                                                                ------                                     ------
Net interest income (1)                                         $2,921                                     $2,808
                                                                ======                                     ======

Net interest spread (3)                                                         3.13%                                      3.48%
                                                                               =====                                      =====

Net interest income to average
   interest earning assets (1)                                                  3.96%                                      4.24%
                                                                               =====                                      =====


(1) Yields are expressed on a tax equivalent basis using a 34% tax rate.
(2) For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.
(3) Net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) Yields/Rates are expressed on annualized basis.
(5) Interest income on loans includes fees on loans.

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

         The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended June 30, 2001, and June 30, 2000, amounted to $61,000 and $30,000, respectively. The provision for loan losses for the six months ended June 30, 2001, and June 30, 2000, amounted to $112,000 and $60,000, respectively. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require additional reserves as a result of their examination of the bank. See "Nonperforming Assets and Allowance for Loan Losses" for further discussion.

NONINTEREST INCOME

         Noninterest income for the three months ended June 30, 2001 increased $116,000 or 75.5% to $269,000 from $153,000 in the second quarter of 2000. In
April 2001, the Bank began offering a new service to checking deposit account holders. Bounce Protection is a form of overdraft protection which enables the customer to have their insufficient funds checks paid instead of returned. The customer is charged a fee for each check paid. Fees generated from the Bounce Protection program and debit cards were the primary reasons for the increase in noninterest income. Noninterest income for the six months ended June 30, 2001 decreased $77,000 or 14.9% to $442,000 from $519,000 for the same period in 2000. In the first quarter of 2000, the Bank recognized a gain on stock received from the demutualization of an insurance company of $196,000. The Bank received the stock in exchange for its previous membership interest as a participating policyholder. The decrease in noninterest income was attributable to the gain on the stock received in 2000 offset by the increase in fees generated from the Bounce Protection program and debit card income.

NONINTEREST EXPENSES

         Noninterest expenses for the three months ended June 30, 2001, increased $140,000 or 13.4% primarily due to increases in salaries and benefits and other operating expenses offset by a decrease in occupany expense and furniture and equipment expense. Salaries and benefits and other operating expenses increased due to advertising, hiring personnel and purchasing supplies in preparation for the opening of the temporary banking facility in August 2001. Also, the increase in salaries and benefits was due to normal recurring merit increases and increased health insurance costs. Expenses associated with the Bounce Protection program, advertising, postage and data processing attributed to the increase in other operating expenses. These increases were offset by higher professional fees in 2000 due to the formation of the holding company. The decrease in occupany expense was the result of fewer routine maintenance and repairs to buildings in 2001.

         Noninterest expenses for the six months ended June 30, 2001, increased $111,000 or 5.1% to $2.3 million from $2.2 million for the first six months of 2000. The increases were primarily due to higher costs associated with salaries and benefits and other operating expenses, offset by a decrease in occupancy expense and furniture, fixture and equipment expense. Salaries and employee benefits increases were the result of normal recurring merit increases, increased health insurance costs and hiring additional personnel in preparation for the opening of the temporary banking facility. Higher advertising, postage, data processing and Business Manager expenses offset by decreases in professional fees and fixed asset abandonment costs accounted for the increase in other operating expenses. In addition, expenses associated with the new Bounce Protection program affected other operating expenses in 2001. Also in 2000, CNB's other operating expenses were higher due to non-recurring expenses such as the abandonment of fixed assets and professional fees associated with the formation of the holding company. The decrease in occupany expense and furniture and equipment expense was due to higher routine building repairs and maintenance and the painting of the Main Office branch in 2000.

INCOME TAXES

         The Bank's provision for income taxes decreased $10,000 or 5.2% to $187,000 for the three months ended June 30, 2001 and $55,000 or 13.7% to $347,000 for the six months ended June 30, 2001. The effective tax rates for the second quarter of 2001 and 2000 were 36.4% and 40.1%, respectively and for the first six months of 2001 and 2000 were 35.9% and 36.8%, respectively. The decrease in the income tax provision for the six months ended June 30, 2001 is attributable to lower taxable income. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities.

FINANCIAL CONDITION

         The Bank's total assets increased $10.2 million or 6.8% to $160.2 million from December 31, 2000, to June 30, 2001, due primarily to a $2.1 million increase in cash and due from banks, a $3.7 million increase in loans, a $3.3 million increase in investment securities and a $544,000 increase in federal funds sold. The Bank's total liabilities increased $9.5 million or 7.0% to $145.6 million at June 30, 2001, consisting primarily of $9.4 million in deposit growth, or 7.0% to $143.4 million. Shareholders' equity increased $707,000 to $14.6 million at June 30, 2001, primarily due to net income of $621,000 and a $251,000 increase in accumulated other comprehensive income offset by the semi-annual cash dividend of $165,000. The only component of accumulated other comprehensive income at June 30, 2001, was unrealized gains on available for sale securities, net of deferred income taxes. The unrealized gains are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results, however, unless the securities are actually sold.

LOAN PORTFOLIO

         At June 30, 2001, total loans increased $3.7 million or 3.6% to $107.7 million from $104.0 million at December 31, 2000. The loan mix did not change in any material respect compared with December 31, 2000. The loan portfolio increase is the result of new installment loans generated by the annual spring auto loan sale and loans with higher individual dollar volume, new mortgage loans and new commercial floor plan loans. The increase in overdrafts is the result of the new Bounce Protection program the Bank began in April 2001. The Bank feels additional growth in all lending areas is possible during the remainder of 2001, especially in the Berkeley County market area.


NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

         Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, restructured loans and other real estate owned. The following table summarized the Bank's nonperforming assets as of the periods shown:

                                                    JUNE 30,                DECEMBER 31,
                                            -------------------------       ------------
                                              2001             2000             2000
                                            --------         --------         --------
Nonaccrual loans                            $  7,315         $ 26,644         $ 22,125

Loans past due 90 days or more
   still accruing interest                   143,944          235,505          359,890
                                            --------         --------         --------
Total nonperforming loans                   $151,259         $262,149         $382,015
                                            --------         --------         --------

Other real estate owned                     $     --         $ 66,938         $     --
                                            --------         --------         --------

Total nonperforming assets                  $151,259         $329,087         $382,015
                                            ========         ========         ========

Nonperforming loans/Total loans                 0.14%            0.26%            0.37%
Nonperforming assets/Total assets               0.09%            0.23%            0.25%
Allowance for loan losses/Total loans           1.18%            1.15%            1.16%



         As of June 30, 2001, the Bank has no loans which management considers to be impaired and is not aware of any potential problem loans other than those which are on nonaccrual status or past due ninety days or more and still accruing interest.

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

         The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. The Bank has no loans which it considers to be impaired as of June 30, 2001, and December 31, 2000. At June 30, 2001, and December 31, 2000, the allowance for loans losses totaled $1.3 million and $1.2 million, respectively. The allowance for loans losses as a percentage of loans was 1.18% and 1.16% as of June 30, 2001 and December 31, 2000.

An analysis of the allowance for loan losses is summarized below:

                                    JUNE 30,             DECEMBER 31,
                            ------------------------     -----------
                              2001           2000           2000
                            ----------    ----------     ----------

Balance, Beginning          $1,216,333    $1,147,846     $1,147,846
    Provision charged to
        operations             112,000        60,000        170,000
    Recoveries                   9,481        10,222         19,494
    Loans charged off          (46,850)      (56,765)      (121,007)
                            ----------    ----------     ----------
Balance, Ending             $1,290,964    $1,161,303     $1,216,333
                            ==========    ==========     ==========


An analysis of the allocation of allowance for loan losses is summarized below:


In thousands                          JUNE 30,                 DECEMBER 31,
                              -----------------------   -----------------------
                                        2001                      2000
                              -----------------------   ------------------------
                                         PERCENT OF                 PERCENT OF
                                        LOANS IN EACH              LOANS IN EACH
                                         CATEGORY TO                CATEGORY TO
                              AMOUNT     TOTAL LOANS     AMOUNT     TOTAL LOANS
                              ------     -----------     ------     -----------
Commercial, financial         $  251            6%       $  206            6%
    and agriculture
Real estate - mortgage           265           71           257           72
Installment and other            403           23           351           22
Unallocated                      372          N/A           402          N/A
                              ------        -----        ------        -----
       Total                  $1,291         100%        $1,216         100%
                              ======        =====        ======        =====


DEPOSITS

         The Bank's deposits increased $9.4 million or 7.0% during the six months ended June 30, 2001. The deposit mix remained stable during the first six months of 2001. However, steady growth continues in savings deposits, rate sensitive jumbo certificates of deposit and other certificates of deposit. The growth in savings accounts is partially due to the continued market expansion at the Hedgesville location in Berkeley County. The increase in jumbo certificates of deposit and other certificates of deposit are primarily due to the continued growth in the 36-month Ultimate Certificate of Deposit. The Bank's 36-month Ultimate Certificate of Deposit allows the customer to withdraw all or a portion of the CD on the first or second year anniversary date without penalty. Deposits may also be made to this CD at any time.

CAPITAL RESOURCES

         Shareholders' equity increased $707,000 or 5.1% during the first six months of 2001 due to $621,000 in net income offset by the semi-annual dividend of $165,000 and an increase in accumulated comprehensive income of $251,000. The Bank is subject to regulations of the Office of the Comptroller of the Currency that impose certain minimum regulatory capital requirements. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was "well capitalized" at June 30, 2001. The following table summarized, as of June 30, 2001, the Bank's capital ratios.

                                 Components         Actual           Required
                                 of Capital          Ratio             Ratio
                                 ----------         ------           --------
Tier 1 Capital                    $14,431             9.1%              4.0%
Total Risk Based Capital          $15,607            16.6%              8.0%

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

         The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold. At June 30, 2001, these totaled $40.4 million, or 25.2% of total assets. In addition, liquidity may be generated through loan repayments and over $7.0 million of available borrowing arrangements with correspondent banks. At June 30, 2001, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $866,000 of cash from operations in the first six months of 2001, which compares to $1.1 million during the same time period in 2000. Additional cash of $9.2 million was generated through net financing activities through June 30, 2001, which compares to $2.2 million for the first six months of 2000. These proceeds along with proceeds from the sales and maturities of investment securities were used to fund loans and purchase securities during each year. Net cash used in investing activities totaled $8.0 million during the first six months of 2001 compared to $3.9 million during the same time period in 2000. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

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

         The Bank's base-line scenario holds the prime rate constant at 6.75 percent through June 2002. Based on the July 2001 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing or decreasing interest rate scenario.

                           PART II: OTHER INFORMATION

Item 1:  Legal Proceedings

         CNB is involved in various legal proceedings occurring in the ordinary course of business. There are no legal proceedings to which CNB or its subsidiary is a party, or to which any of their property is subject, the outcome of which are likely to have a material impact on CNB's financial statements.

Item 4:  Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of stockholders of CNB Financial Services, Inc. was held April 4, 2001.

         (b) Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were re-elected.

         (c) (1) Election of Directors

             Elected to serve as directors until the 2002 annual meeting of stockholders:


                                                                Without
                                                  For          Authority

                J. Robert Ayers                 325,852           186
                John E. Barker                  325,852           186
                Jay E. Dick                     325,852           186
                Herbert L. Eppinger             325,852           186
                Robert L. Hawvermale            325,852           186
                J. Philip Kesecker              325,852           186
                Raymond H. Lawyer               325,852           186
                Jerald McGraw                   325,852           186
                Martha H. Quarantillo           325,852           186
                Thomas F. Rokisky               325,852           186
                Charles S. Trump, IV            325,852           186
                Arlie R. Yost                   325,852           186






Item 6:  Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CNB Financial Services, Inc.
----------------------------
      (Registrant)



Date  August 3, 2001                   /s/ Rebecca S. Brock, Vice President/CFO
      --------------                   ----------------------------------------

Date  August 3, 2001                   /s/ Thomas F. Rokisky, President/CEO
      --------------                   ----------------------------------------