Form 10-Q
period 2001-09-30
CNB FINANCIAL SERVICES INC
filed 2001-11-14
CIK 1113336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM       TO

                         Commission file number 0-30665

                          CNB Financial Services, Inc.
             (Exact Name of Registrant as specified in its charter)




    United States of America                               55-0773918
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


101 S. Washington Street, Berkeley Springs, WV                  25411
  (Address of principal executive offices)                    (Zip Code)


Issuer's telephone number, (304) 258-1520


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

  Common Stock $1 par value, 458,048 shares outstanding as of November 13, 2001

                          CNB FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS

 PART 1:    FINANCIAL INFORMATION                                                                                        PAGE

   Item 1.  Financial Statements

            Consolidated Statements of Financial Condition as of September 30, 2001 (Unaudited)
              and December 31, 2000........................................................................................3

            Consolidated Statements of Income for the Three and Nine Months ended September 30, 2001 and  2000 (Unaudited)........................................................................................4

            Consolidated Statements of Changes in Shareholders' Equity for the Nine
              Months Ended September 30, 2001 (Unaudited) and the Year Ended December 31, 2000.............................5

            Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 2001 and 2000 (Unaudited)................................................................6

            Notes to Consolidated Financial Statements (Unaudited).........................................................7

   Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations for the Three and Nine Months ended September 30, 2001................................12

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................................19


PART II:    OTHER INFORMATION

   Item 1.  Legal  Proceedings............................................................................................21

   Item 6.  Exhibits and Reports on Form 8-K..............................................................................21

            SIGNATURES....................................................................................................21

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

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                  SEPTEMBER 30,       DECEMBER 31,
                             ASSETS                                   2001                2000
                                                                 --------------     --------------
                                                                   (Unaudited)

Cash and due from banks                                          $   4,250,210      $   3,739,854
Federal funds sold                                                   5,653,894          1,207,684
Securities available for sale
   (at approximate market value)                                    40,365,130         35,374,293
Loans and lease receivable, net                                    108,979,454        104,003,931
Accrued interest receivable                                          1,160,837          1,004,257
Premises and equipment, net                                          4,027,310          3,167,302
Deferred income taxes                                                  130,453            375,509
Cash surrender value of life insurance                                 875,206            790,807
Intangible assets                                                      107,339            113,853
Other assets                                                           273,695            204,877
                                                                 --------------     --------------
         TOTAL ASSETS                                            $ 165,823,528      $ 149,982,367
                                                                 =============      =============

            LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
     Demand                                                      $  17,913,657      $  16,164,702
     Interest-bearing demand                                        25,166,756         24,012,083
     Savings                                                        16,986,362         15,571,297
     Time, $100,000 and over                                        24,483,873         17,764,825
     Other time                                                     63,970,973         60,482,943
                                                                 --------------     --------------
                                                                 $ 148,521,621      $ 133,995,850
   Accrued interest payable                                          1,050,262          1,038,122
   Accrued expenses and other liabilities                            1,074,547          1,084,577
                                                                 --------------     --------------
         TOTAL LIABILITIES                                       $ 150,646,430      $ 136,118,549
                                                                 --------------     --------------
SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000  shares
       authorized; 458,048 shares outstanding                    $     458,048      $     458,048
   Capital surplus                                                   3,863,592          3,863,592
   Retained earnings                                                10,472,979          9,657,422
   Accumulated other comprehensive income                              382,479           (115,244)
                                                                 --------------     --------------
         TOTAL SHAREHOLDERS' EQUITY                              $  15,177,098      $  13,863,818
                                                                 --------------     --------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 165,823,528      $ 149,982,367
                                                                 =============      =============

  The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)




                                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                             -------------------------------      ------------------------------
                                                                  2001              2000              2001              2000
                                                             ------------      -------------      ------------       -----------
INTEREST INCOME
   Interest and fees on loans                                $ 2,399,242        $ 2,273,890        $ 7,068,503       $ 6,554,580
   Interest and dividends on securities
      United States Treasury securities                               --              6,342                274            18,925
      U.S. Government agencies and
         corporations                                            571,703            479,602          1,677,766         1,445,653
      State and political subdivisions                             7,363             10,361             22,088            52,640
      Other                                                        9,695                 --             42,654             3,890
   Interest on federal funds sold                                 41,190             24,358            130,560            41,561
                                                             -----------        -----------        -----------       -----------
                                                             $ 3,029,193        $ 2,794,553        $ 8,941,845       $ 8,117,249
                                                             -----------        -----------        -----------       -----------
INTEREST EXPENSE
   Interest on interest bearing demand,
     savings and time deposits                               $ 1,489,436        $ 1,381,440        $ 4,478,741       $ 3,891,912
   Interest on federal funds purchased                                --                385              2,291             5,051
                                                             -----------        -----------        -----------       -----------
                                                             $ 1,489,436        $ 1,381,825        $ 4,481,032       $ 3,896,963
                                                             -----------        -----------        -----------       -----------
           NET INTEREST INCOME                               $ 1,539,757        $ 1,412,728        $ 4,460,813       $ 4,220,286

PROVISION FOR LOAN LOSSES                                         57,000             30,000            169,000            90,000
                                                             -----------        -----------        -----------       -----------
           NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                     $ 1,482,757        $ 1,382,728        $ 4,291,813       $ 4,130,286
                                                             -----------        -----------        -----------       -----------
NONINTEREST INCOME
   Service charges on deposit accounts                       $   159,370        $    66,889        $   377,998       $   213,551
   Other service charges, commissions
      and fees                                                    66,547             51,336            190,938           157,376
   Insurance commissions                                          34,940             23,687             93,720            71,134
   Other operating income                                         25,664             11,977             64,505            44,495
   Gain on demutualization of insurance company                       --                 --                 --           195,889
   Net gain (loss) on sale of securities                              --             (4,441)               833           (14,136)
   Gain on sale of other real estate owned                            --             12,177                 --            12,177
                                                             -----------        -----------        -----------       -----------
                                                             $   286,521        $   161,625        $   727,994       $   680,486
                                                             -----------        -----------        -----------       -----------
NONINTEREST EXPENSES
   Salaries                                                  $   519,594        $   441,358        $ 1,482,112       $ 1,320,577
   Employee benefits                                             149,898            127,910            455,079           418,773
   Occupancy of premises                                          72,623             56,641            201,383           204,924
   Furniture and equipment expense                                55,653             64,378            171,726           198,629
   Other operating expenses                                      424,885            333,673          1,194,354         1,052,401
                                                             -----------        -----------        -----------       -----------
                                                             $ 1,222,653        $ 1,023,960        $ 3,504,654       $ 3,195,304
                                                             -----------        -----------        -----------       -----------
            INCOME BEFORE INCOME TAXES                       $   546,625        $   520,393        $ 1,515,153       $ 1,615,468

PROVISION FOR INCOME TAXES                                       187,237            186,419            534,699           588,889
                                                             -----------        -----------        -----------       -----------
            NET INCOME                                       $   359,388        $   333,974        $   980,454       $ 1,026,579
                                                             ===========        ===========        ===========       ===========
BASIC EARNINGS PER SHARE                                     $      0.78        $      0.73        $      2.14       $      2.24
                                                             ===========        ===========        ===========       ===========

  The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

                                                                                                ACCUMULATED
                                                                                                   OTHER              TOTAL
                                               COMMON            CAPITAL          RETAINED     COMPREHENSIVE       SHAREHOLDERS'
                                              STOCK (1)        SURPLUS (1)       EARNINGS (1)     INCOME              EQUITY
                                            -----------        -----------        ---------     -----------         -----------
BALANCE, DECEMBER 31, 1999                  $   458,048        $ 3,863,592      $ 8,818,791     $  (891,710)         $12,248,721
   Issuance of common stock                      12,000
   Cancellation of stock                        (12,000)
Comprehensive income:
   Net income for 2000                               --                 --        1,305,840             --                   --
  Change in unrealized gains
    (losses) on securities
    available for sale
    (net of tax of $475,898)                         --                 --               --         776,466                  --
Total Comprehensive Income                           --                 --               --              --           2,082,306
Cash dividends ($1.02 per share)                                                   (467,209)                           (467,209)
                                            -----------        -----------       ----------     -----------         -----------
BALANCE, DECEMBER 31, 2000                  $   458,048        $ 3,863,592      $ 9,657,422     $  (115,244)        $13,863,818
Comprehensive income:
   Net income for nine months
      ended September 30, 2001                       --                 --          980,454              --                  --
  Change in unrealized gains
    (losses) on securities
    available for sale
    (net of tax of $305,056)                         --                 --               --         497,723                  --
Total Comprehensive Income                           --                 --               --              --           1,478,177
Cash dividends ($0.36 per share)                                                   (164,897)                           (164,897)
                                            -----------        -----------       ----------     -----------         -----------
BALANCE,  SEPTEMBER 30, 2001                $   458,048        $ 3,863,592      $10,472,979     $   382,479         $15,177,098
                                            ===========        ===========      ===========     ===========         ===========


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

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                 ---------------------------------------
                                                                                      2001                         2000
                                                                                 -------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $    980,454               $  1,026,579
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                    171,735                    191,409
     Provision for loan losses                                                        169,000                     90,000
     Deferred income taxes                                                            (60,000)                    50,000
     Net (gain) loss on sale of securities                                               (833)                    14,136
     (Gain) on sale of real estate owned                                                   --                    (12,177)
     (Gain) on demutualization of insurance company                                        --                   (195,889)
     Loss on abandonment of fixed assets                                                   --                     55,254
     Net decrease in loans held for sale                                                   --                     65,300
     (Increase) in accrued interest receivable                                       (156,580)                  (223,711)
     (Increase) in other assets                                                       (67,429)                  (101,602)
     Increase in accrued interest payable                                              12,140                    182,528
     (Increase) in cash surrender value on life insurance in excess
          of premiums paid                                                            (34,553)                   (48,000)
     Increase (decrease) in accrued expenses and other liabilities                    (10,030)                    75,465
     Amortization of deferred loan (fees) cost                                         39,426                     32,440
     (Accretion) of premium and discount on investments                               (25,690)                    (1,296)
                                                                                 -------------              ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                               $  1,017,640               $  1,200,436
                                                                                 -------------              ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) in loans                                                     $ (5,196,547)              $ (7,515,531)
     Proceeds from sale of loans                                                           --                  1,027,345
     Proceeds from sales of securities                                                901,406                  2,659,593
     Proceeds from maturities of securities                                        36,472,222                    620,000
     Purchases of securities                                                      (41,535,163)                (2,683,992)
     Purchases of premises and equipment                                           (1,014,023)                   (74,283)
     Proceeds from sales of other real estate owned, net                                   --                     79,115
     Net (increase) in federal funds sold                                          (4,446,210)                (3,795,777)
     Premiums paid on life insurance                                                  (49,843)                   (49,893)
                                                                                 -------------              ------------
         NET CASH (USED IN) INVESTING ACTIVITIES                                 $(14,868,158)              $ (9,733,423)
                                                                                 -------------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand and savings deposits                                  $  4,318,693               $  1,181,648
    Net increase in time deposits                                                  10,207,078                  7,567,407
    Cash dividends paid                                                              (164,897)                  (164,897)
                                                                                 -------------              ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                               $ 14,360,874               $  8,584,158
                                                                                 -------------              ------------
         NET INCREASE IN CASH AND CASH EQUIVALENTS                               $    510,356               $     51,171
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      3,739,854                  4,035,293
                                                                                 -------------              ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  4,250,210               $  4,086,464
                                                                                 ============               ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period:
               Interest                                                          $  4,491,253               $  3,710,564
               Income taxes                                                      $    539,500               $    481,000


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

Note 2.   Basis of Presentation

               In the opinion of CNB, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB financial condition as of September 30, 2001 and the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000.

               The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q. These financial statements should be read in conjunction with the consolidated financial statements and the notes included in CNB Financial Services, Inc.'s Annual Report for the year ended December 31, 2000.

Note 3.   Securities Available for Sale

               The amortized cost and estimated market value of debt securities at September 30, 2001 and December 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3.   Securities Available for Sale (continued)

                        Securities available for sale are summarized as follows:



                                                                      SEPTEMBER 30, 2001                                 WEIGHTED
                                             ----------------------------------------------------------------------      AVERAGE
                                                                     GROSS            GROSS              ESTIMATED         TAX
                                              AMORTIZED           UNREALIZED        UNREALIZED              FAIR        EQUIVALENT
                                                COST                GAINS             LOSSES               VALUE          YIELD
                                             -----------          ----------        -----------          -----------  -----------
Available for sale:
     U.S. Government agencies
        and corporations
        Within one year                      $   999,966         $     1,909        $        --          $ 1,001,875       7.54 %
        After 1 but within 5 years             9,190,626             126,207                 --            9,316,833       5.86
        After 5 but within 10 years           28,252,477             487,272                 --           28,739,749       6.44
                                             -----------         -----------        -----------          -----------
                                             $38,443,069         $   615,388        $        --          $39,058,457       6.33
                                             -----------         -----------        -----------          -----------

     States and political subdivisions
        After 1 but within 5 years           $   350,000         $     1,079        $        --          $   351,079       6.75
        After 5 but within 10 years              200,000               1,559              1,115              200,444       8.02
                                             -----------         -----------        -----------          -----------
                                             $   550,000         $     2,638        $     1,115          $   551,523       7.21
                                             -----------         -----------        -----------          -----------
     Federal Reserve Bank stock              $   129,650         $        --        $        --          $   129,650       6.00
     Federal Home Loan Bank stock                625,500                  --                 --              625,500       6.75
                                             -----------         -----------        -----------          -----------
                                             $   755,150         $        --        $        --          $   755,150       6.62
                                             -----------         -----------        -----------          -----------
Total securities available for sale          $39,748,219         $   618,026        $     1,115          $40,365,130       6.34 %
                                             ===========         ===========        ===========          ===========

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3.   Securities Available for Sale (continued)


                                                                      DECEMBER 31, 2000                             WEIGHTED
                                            ------------------------------------------------------------------      AVERAGE
                                                                 GROSS              GROSS          ESTIMATED          TAX
                                              AMORTIZED        UNREALIZED         UNREALIZED           FAIR        EQUIVALENT
                                                 COST            GAINS             LOSSES            VALUE           YIELD
                                            ------------     -------------       ------------      -----------     ----------
Available for sale:
     U.S. Treasury securities
        After 1 but within 5 years          $   400,432       $     6,443         $        --       $   406,875        6.78 %
                                            -----------       -----------         -----------       -----------
     U.S. Government agencies
        and corporations
        After 1 but within 5 years          $18,597,039       $    15,689         $   179,645       $18,433,083        6.40
        After 5 but within 10 years          15,276,363            43,845              76,654        15,243,554        7.01
                                            -----------       -----------         -----------       -----------
                                            $33,873,402       $    59,534         $   256,299       $33,676,637        6.68
                                            -----------       -----------         -----------       -----------
     States and political subdivisions
        After 1 but within 5 years          $   350,000       $       810         $        --       $   350,810        6.75
        After 5 but within 10 years             100,000               907                  --           100,907        7.33
        After 10 years                          100,000             2,714                  --           102,714        8.72
                                            -----------       -----------         -----------       -----------
                                            $   550,000       $     4,431         $        --       $   554,431        7.21
                                            -----------       -----------         -----------       -----------
     Federal Reserve Bank stock             $   129,650       $        --         $        --       $   129,650        6.00
     Federal Home Loan Bank stock               606,700                --                  --           606,700        7.25
                                            -----------       -----------         -----------       -----------
                                            $   736,350       $        --         $        --       $   736,350        7.03
                                            -----------       -----------         -----------       -----------
Total securities available for sale         $35,560,184       $    70,408         $   256,299       $35,374,293        6.70 %
                                            ===========       ===========         ===========       ===========



                    The carrying value of securities pledged to secure public
               deposits and for other purposes as required or permitted by law totaled $11,222,083 at September 30, 2001 and $10,591,329 at
               December 31, 2000.

                    Proceeds from sales of securities available for sale
               (excluding maturities) during the nine months ended September 30, 2001 and the year ended December 31, 2000 were $901,406 and $2,659,593, respectively. Gross gains (losses) of $7,071 and $(6,238) during the nine months ended September 30, 2001 and $7,115 and $(21,106) for the year ended December 31, 2000 were realized on the respective sales.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 4. Loans and Lease Receivable

                  Major classifications of loans at September 30, 2001 and December 31, 2000, were as follows:


                                                     SEPTEMBER 30,      DECEMBER 31,
                                                         2001               2000

                                                   -------------       --------------
      Loans:
         Real estate                               $  68,379,026       $  65,278,200
         Commercial real estate                       10,485,571           9,944,333
         Consumer                                     24,401,261          23,707,840
         Commercial                                    6,703,832           6,036,583
         Overdrafts                                       52,088              20,441
                                                   -------------       -------------
                                                   $ 110,021,778       $ 104,987,397
       Lease:                                            140,239             143,000
                                                   -------------       -------------
                                                   $ 110,162,017       $ 105,130,397
       Net deferred loan fees, costs,
           premiums and discounts                        134,975              89,867
       Allowance for loan losses                      (1,317,538)         (1,216,333)
                                                   -------------       -------------
                                                   $ 108,979,454       $ 104,003,931
                                                   =============       =============

                  An analysis of the allowance for possible loan losses is as follows:


                                                     SEPTEMBER 30,               DECEMBER 31,
                                            ------------------------------      -------------
                                                2001              2000              2000
                                            -----------       ------------      -------------
       Balance, Beginning                    $ 1,216,333       $ 1,147,846       $ 1,147,846
           Provision charged to
               operations                        169,000            90,000           170,000
           Recoveries                             24,090            13,901            19,494
           Loans charged off                     (91,885)          (83,455)         (121,007)
                                             -----------       -----------       -----------
       Balance, Ending                       $ 1,317,538       $ 1,168,292       $ 1,216,333
                                             ===========       ===========       ===========


                  Loans are placed in nonaccrual status when, in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. A summary of nonaccrual loans is as follows:


                                            SEPTEMBER 30,                  DECEMBER 31,
                                    -----------------------------         -------------
                                     2001                 2000                 2000
                                    --------             --------         -------------
        Consumer loans              $ 7,315              $ 9,706              $22,125
                                    =======              =======              =======


                  Proceeds from sale of loans during the nine months ended September 30, 2001 and the year ended December 31, 2000 were $0 and $1,027,345, respectively. There were no gains or losses on sale of loans.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 5.  Time Deposits

                  At September 30, 2001, the scheduled maturities of time deposits are as follows:



                                            Time Deposits              All Time
                                          $100,000 and Over            Deposits
                                          -----------------          -----------
       Within 3 months                      $ 2,174,880              $11,472,579
       3 months thru 6 months                 3,622,076               12,100,426
       6 months thru 12 months                2,961,059               14,675,836
       Over 12 months                        15,725,858               50,206,005
                                             ----------               ----------
                                            $24,483,873              $88,454,846
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

                  The bank held a special meeting of its shareholders on August 4, 2000, and the shareholders approved the Agreement and Plan of Merger between the bank and the company, whereby the bank became a wholly-owned subsidiary of the company and the shareholders of the bank became shareholders of the company. The merger became effective on August 31, 2000. Each bank shareholder received two shares of the company's stock for each share of the bank's common stock. On August 31, 2000, the company consummated its merger with the bank and subsidiary, in a tax-free exchange of stock. The merger was accounted for as a pooling of interests.

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

                  The bank exercised an option to purchase a parcel of land in Martinsburg, Berkeley County West Virginia for the future site of a full-service branch. The bank expects the branch to open in the first quarter of 2002. The bank opened a temporary banking facility near the location in August 2001. The company entered into a contract with a builder to construct the building at an approximate cost of $484,000.

                  The company is a fifty percent (50%) member/owner of Morgan County Title Insurance Agency, LLC, (MCTIA), a West Virginia limited liability company, which was formed in the first quarter of 2001. MCTIA is managed by the law firm of Trump and Trump, which also serves as general counsel for the company. MCTIA was formed for the purpose of operating a title insurance agency, which earns commissions on premiums collected for title insurance policies sold to the public. Profits of MCTIA are distributed to the MCTIA's members/owners in the form of dividends. There are two other members/owners of MCTIA, both of which are partners of the law firm of Trump and Trump, and one of whom is a director of CNB Financial Services, Inc., as well as its subsidiaries. MCTIA was capitalized with a total of $10,000, half of which ($5,000) was contributed by the company, and the other half of which was contributed by the other members.

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

EARNINGS SUMMARY

                  Net income for the three months ended September 30, 2001 was $359,000, or $0.78 per share compared to $334,000 or $0.73 per share for the same period in 2000. Annualized return on average assets and average equity were .91% and 9.95% respectively, for the three months ended September 30, 2001, compared with .93% and 10.31%, respectively, for the three months ended September 30, 2000.

                  Net income for the nine months ended September 30, 2001 was $980,000, or $2.14 per share compared to $1.03 million or $2.24 per share for the same period in 2000. Annualized return on average assets and average equity were .83% and 9.19% respectively, for the nine months ended September 30, 2001, compared with .97% and 10.78%, respectively, for the nine months ended September 30, 2000.

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

                  Net interest income for the three months ended September 30, 2001 increased by $127,000 or 9.0% over the same period in 2000. Interest income for the three months ended September 30, 2001 increased by $235,000 or 8.4% compared to the same period in 2000, while interest expense increased by $108,000 or 7.8% during the three months ended September 30, 2001, as compared to the same period in the prior year.

                  Net interest income for the nine months ended September 30, 2001 increased by $241,000 or 5.7% over the same period in 2000. Interest income for the nine months ended September 30, 2001 increased by $825,000 or 10.2% compared to the same period in 2000, while interest expense increased by $584,000 or 15.0% during the nine months ended September 30, 2001, as compared to the same period in the prior year.

                  Increased net interest income for the three and nine month periods is attributable to a higher level of net interest earning assets and a slight increase in the net interest margin. Total interest income increased for the three and nine month periods in 2001 compared to the same periods in 2000 as a result of an increase in the average balance of federal funds sold, loans and investment securities. Total interest expense increased for the three and nine month periods in 2001 compared to the same periods in 2000 as a result of an increase in the average balance of savings deposits, time deposits and NOW accounts.

                  The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities. Net interest margin decreased in 2001 from 2000. See Table 1 and Table 2 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential.

     TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                              SEPTEMBER 30, 2001                       SEPTEMBER 30, 2000
                                                  ------------------------------------     ----------------------------------------
                                                     QTR                                     QTR
                                                   AVERAGE            QTR       YIELD/      AVERAGE            QTR         YIELD/
                                                   BALANCE          INTEREST    RATE(4)     BALANCE          INTEREST       RATE(4)
                                                  ----------      ----------   --------     ---------        ---------    ---------
                                                                               (IN THOUSANDS OF DOLLARS)
Interest earning assets:
    Federal funds sold                             $  4,408       $     41       3.40 %      $  1,443         $     24      6.15 %
    Securities:
        Taxable                                      38,159            585       6.13          30,109              490      6.51
        Tax-exempt(1)                                   295              4       8.22             534                6      6.81
    Loans (net of unearned interest)(2)(5)          107,647          2,399       8.91         103,137            2,274      8.82
                                                   --------       --------       ----        --------         --------      ----
           Total interest earning assets(1)        $150,509       $  3,029       8.05 %      $135,223         $  2,794      8.26 %
                                                   --------       --------       ----        --------         --------      ----
Nonearning assets:
    Cash and due from banks                         $ 3,567                                  $ 3,736
    Bank premises and equipment, net                  3,872                                    3,201
    Other assets                                      2,166                                    2,280
    Allowance for loan losses                        (1,274)                                  (1,167)
                                                  ---------                                ---------
           Total assets                           $ 158,840                                $ 143,273
                                                  =========                                =========
Interest bearing liabilities:
Savings deposits                                   $ 16,781       $     68       1.62 %     $ 15,720         $     78      1.98 %
Time deposits                                        84,778          1,289       6.08         74,611            1,131      6.06
NOW accounts                                         18,630            109       2.34         17,936              145      3.23
Money market accounts                                 4,595             23       2.00          4,920               28      2.28
Borrowings                                               --             --         --             15               --        --

                                                   --------       --------       ----       --------         --------      ----
       Total interest
        bearing liabilities                        $124,784       $  1,489       4.77 %     $113,202         $  1,382      4.88 %
                                                   --------       --------       ----       --------         --------      ----
Noninterest bearing liabilities:
    Demand deposits                                $ 17,715                                 $ 15,849
    Other liabilities                                 1,899                                    1,267
    Shareholders' equity                             14,442                                   12,955
                                                  ---------                                ---------
           Total liabilities and
              shareholders' equity                $ 158,840                                $ 143,273
                                                  =========                                =========
                                                                   -------                                     -------
Net interest income(1)                                             $ 1,540                                     $ 1,412
                                                                   =======                                     =======
Net interest spread(3)                                                            3.28 %                                    3.38 %
                                                                                  ====                                      ====
Net interest income to average                                                    4.09 %                                    4.18 %
    interest earning assets(1)                                                    ====                                      ====


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

     TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                              SEPTEMBER 30, 2001                 SEPTEMBER 30, 2000
                                                  ----------------------------------     -------------------------------------
                                                      YTD                                   YTD
                                                    AVERAGE        YTD       YIELD/       AVERAGE        YTD       YIELD/
                                                    BALANCE      INTEREST   RATE(4)       BALANCE      INTEREST    RATE(4)
                                                  ----------------------------------     -------------------------------------
                                                                           (IN THOUSANDS OF DOLLARS)

 Interest earning assets:
    Federal funds sold                            $  3,974       $    131     4.38 %      $    589      $     42        5.84 %
    Securities:
       Taxable                                      36,812          1,732     6.27          30,373         1,480        6.50
       Tax-exempt (1)                                  302             11     7.36           1,001            41        8.27
    Loans (net of unearned interest) (2)(5)        107,533          7,068     8.76         101,385         6,554        8.62
                                                  --------       --------     ----        --------      --------        ----
          Total interest earning assets (1)       $148,621       $  8,942     8.02 %      $133,348      $  8,117        8.12 %
                                                  --------       --------     ----        --------      --------        ----
Nonearning assets:
    Cash and due from banks                        $ 3,613                                 $ 3,340
    Bank premises and equipment, net                 3,559                                   3,252
    Other assets                                     2,153                                   2,245
    Allowance for loan losses                       (1,259)                                 (1,169)
                                                 ---------                               ---------
          Total assets                           $ 156,687                               $ 141,016
                                                 =========                               =========
Interest bearing liabilities:
    Savings deposits                              $ 16,513          $ 225     1.82 %      $ 16,250         $ 243         1.99 %
    Time deposits                                   83,111          3,800     6.10          72,441         3,162         5.82
    NOW accounts                                    18,794            377     2.67          17,530           403         3.07
    Money market accounts                            4,847             77     2.12           4,972            84         2.25
    Borrowings                                          59              2     4.52              92             5         7.25
                                                  --------       --------     ----        --------      --------        ----
          Total interest bearing liabilities     $ 123,324        $ 4,481     4.84 %     $ 111,285       $ 3,897         4.67 %
                                                  --------       --------     ----        --------      --------        ----
Noninterest bearing liabilities:
    Demand deposits                               $ 17,082                                $ 15,848
    Other liabilities                                1,923                                   1,184
    Shareholders' equity                            14,358                                  12,699
                                                 ---------                               ---------
          Total liabilities and
             shareholders' equity                $ 156,687                               $ 141,016
                                                 =========                               =========
                                                                 -------                                 --------
Net interest income (1)                                           $ 4,461                                $ 4,220
                                                                 ========                                ========
Net interest spread (3)                                                        3.18 %                                    3.45 %
                                                                               ======                                    ======
Net interest income to average                                                 4.00 %                                    4.22 %
    interest earning assets (1)                                                ======                                    ======


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

               The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended September 30, 2001, and September 30, 2000, amounted to $57,000 and $30,000, respectively. The provision for loan losses for the nine months ended September 30, 2001, and September 30, 2000, amounted to $169,000 and $90,000, respectively. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require additional reserves as a result of their examination of the bank. See "Nonperforming Assets and Allowance for Loan Losses" for further discussion.

          NONINTEREST INCOME

               Noninterest income for the three months ended September 30, 2001 increased $125,000 or 77.3% to $287,000 from $162,000 in the third quarter of 2000. In April 2001, the Bank began offering a new service to checking deposit account holders. Bounce Protection is a form of overdraft protection which enables the customer to have their insufficient funds checks paid instead of returned. The customer is charged a fee for each check paid. Fees generated from the Bounce Protection program and debit cards were the primary reasons for the increase in noninterest income. Noninterest income for the nine months ended September 30, 2001 increased $48,000 or 6.9% to $728,000 from $680,000 for the same period in 2000. The increase in noninterest income was attributable to fees generated from the Bounce Protection program and debit card income offset by the decrease in gain on stock received from the demutualization of an insurance company. In the first quarter of 2000, the Bank recognized a gain on stock received from the demutualization of an insurance company of $196,000. The Bank received the stock in exchange for its previous membership interest as a participating policyholder.

          NONINTEREST EXPENSES

               Noninterest expenses for the three months ended September 30, 2001, increased $199,000 or 19.4% primarily due to increases in salaries and benefits, occupancy expense and other operating expenses offset by a decrease in furniture and equipment expense. The increase in salaries and benefits was due to normal recurring merit increases and increased health insurance costs. Other occupancy expense increased due to preparations to open the temporary banking facility and outside painting at the Main Office building. Expenses associated with the Bounce Protection program, advertising, stationery, printing and supplies, postage and data processing attributed to the increase in other operating expenses.

               Noninterest expenses for the nine months ended September 30, 2001, increased $309,000 or 9.7% to $3.5 million from $3.2 million for the first nine months of 2000. The increases were primarily due to higher costs associated with salaries and benefits and other operating expenses, offset by a decrease in furniture, fixture and equipment expense. Salaries and employee benefits increases were the result of normal recurring merit increases, increased health insurance costs and additional hiring for the South Martinsburg branch facility. Higher advertising, postage, data processing and Business Manager expenses offset by decreases in professional fees and fixed asset abandonment costs accounted for the increase in other operating expenses. In addition, expenses associated with the new Bounce Protection program affected other operating expenses in 2001. Also in 2000, CNB's other operating expenses were higher due to non-recurring expenses such as the abandonment of fixed assets and professional fees associated with the formation of the holding company. The decrease in furniture and equipment expense was due to a decrease in depreciation expense related to furniture and equipment for 2001.

          INCOME TAXES

               The Bank's provision for income taxes increased $1,000 or 0.4% for the three months ended September 30, 2001 and decreased $54,000 or 9.2% to $535,000 for the nine months ended September 30, 2001. The effective tax rates for the third quarter of 2001 and 2000 were 34.3% and 35.8%, respectively and for the first nine months of 2001 and 2000 were 35.3% and 36.5%, respectively. The decrease in the income tax provision for the six months ended September 30, 2001 is attributable to lower taxable income. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities.

          FINANCIAL CONDITION

               The Bank's total assets increased $15.8 million or 10.5% to $165.8 million from December 31, 2000, to September 30, 2001, due primarily to a $510,000 increase in cash and due from banks, a $5.0 million increase in loans, a $5.0 million increase in investment securities and a $4.4 million increase in federal funds sold. The Bank's total liabilities increased $14.5 million or 10.7% to $150.6 million at September 30, 2001. The increase consisted entirely of deposit growth. Shareholders' equity increased $1.3 million to $15.2 million at September 30, 2001, primarily due to net income of $980,000 and a $498,000 increase in accumulated other comprehensive income offset by the semi-annual cash dividend of $165,000. The only component of accumulated other comprehensive income at September 30, 2001, was unrealized gains on available for sale securities, net of deferred income taxes. The unrealized gains are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results, however, unless the securities are actually sold.

          LOAN PORTFOLIO

               At September 30, 2001, total loans increased $5.0 million or 4.8% to $109.0 million from $104.0 million at December 31, 2000. The loan mix did not change in any material respect compared with December 31, 2000. The loan portfolio increase is the result of new installment loans generated by new dealer auto loans and loans with higher individual dollar volume, new mortgage loans with refinancing and debt consolidation and, especially in the Berkeley County market area, new commercial floor plan loans. Included in the increase in loans is an increase in overdrafts. The increase in overdrafts is the result of the new Bounce Protection program the Bank began in April 2001. The Bank feels additional growth in all lending areas is possible during the remainder of 2001, especially in the Berkeley County market area.

          NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

               Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, restructured loans and other real estate owned. The following table summarized the Bank's nonperforming assets as of the periods shown:


                                                         SEPTEMBER 30,             DECEMBER 31,
                                              -------------------------------     -------------
                                                 2001                   2000          2000
                                              ---------             ---------     -------------
 Nonaccrual loans                             $  7,315               $  9,706       $ 22,125

 Loans past due 90 days or more
    still accruing interest                    207,335                161,547        359,890
                                              --------               --------       --------
 Total nonperforming loans                    $214,650               $171,253       $382,015
                                              --------               --------       --------
 Other real estate owned                      $ 12,599               $     --       $     --
                                              --------               --------       --------
 Total nonperforming assets                   $227,249               $171,253       $382,015
                                              ========               ========       ========
 Nonperforming loans/Total loans                  0.20%                  0.17%          0.37%
 Nonperforming assets/Total assets                0.14%                  0.12%          0.25%
Allowance for loan losses/Total loans             1.19%                  1.13%          1.16%

               As of September 30, 2001, the Bank has no loans which management considers to be impaired and is not aware of any potential problem loans other than those which are on nonaccrual status or past due ninety days or more and still accruing interest.

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

               The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. The Bank has no loans which it considers to be impaired as of September 30, 2001, and December 31, 2000. At September 30, 2001, and December 31, 2000, the allowance for loans losses totaled $1.3 million and $1.2 million, respectively. The allowance for loans losses as a percentage of loans was 1.19% and 1.16% as of September 30, 2001 and December 31, 2000.

              An analysis of the allowance for loan losses is summarized below:


                                      SEPTEMBER 30,            DECEMBER 31,
                            ----------------------------      --------------
                               2001                2000            2000
                            -----------       ----------      --------------
Balance, Beginning          $ 1,216,333       $ 1,147,846      $ 1,147,846
    Provision charged to
        operations              169,000            90,000          170,000
    Recoveries                   24,090            13,901           19,494
    Loans charged off           (91,885)          (83,455)        (121,007)
                            -----------       -----------      -----------
Balance, Ending             $ 1,317,538       $ 1,168,292      $ 1,216,333
                            ===========       ===========      ===========


              An analysis of the allocation of allowance for loan losses is summarized below:

In thousands                               SEPTEMBER 30,                          DECEMBER 31,
                                    ---------------------------------     -------------------------------
                                               2001                                 2000
                                    ----------------------------------    -------------------------------
                                                       PERCENT OF                            PERCENT OF
                                                     LOANS IN EACH                         LOANS IN EACH
                                                      CATEGORY TO                            CATEGORY TO
                                    AMOUNT            TOTAL LOANS          AMOUNT            TOTAL LOANS
                                   -----------       ------------        ---------          -------------
Commercial, financial
    and agriculture                 $  241                 6 %             $  206                  6 %
Real estate - mortgage                 270                 72                 257                 72
Installment and other                  392                 22                 351                 22
Uallocated                             414                N/A                 402                N/A
                                   -----------       ------------        ---------          -------------
       Total                        $1,317              100 %              $1,216              100 %
                                   ===========       ============        =========          =============

          DEPOSITS

               The Bank's deposits increased $14.5 million or 10.8% during the nine months ended September 30, 2001. The deposit mix remained stable during the first nine months of 2001. However, steady growth continues in savings deposits, rate sensitive jumbo certificates of deposit and other certificates of deposit. The growth in savings accounts is partially due to the continued market expansion at the Hedgesville location in Berkeley County. The increase in jumbo certificates of deposit and other certificates of deposit are primarily due to the continued growth in the 36-month Ultimate Certificate of Deposit. The Bank's 36-month Ultimate Certificate of Deposit allows the customer to withdraw all or a portion of the CD on the first or second year anniversary date without penalty. Deposits may also be made to this CD at any time.

          CAPITAL RESOURCES

               Shareholders' equity increased $1.3 million or 9.5% during the first nine months of 2001 due to $980,000 in net income and an increase in accumulated comprehensive income of $498,000 offset by the semi-annual dividend of $165,000. The Bank is subject to regulations of the Office of the Comptroller of the Currency that impose certain minimum regulatory capital requirements. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was "well capitalized" at September 30, 2001. The following table summarized, as of September 30, 2001, the Bank's capital ratios.

                                           Components      Actual      Required
                                           of Capital      Ratio         Ratio
                                           ----------      ------      --------
          Tier 1 Capital                    $14,779         9.3%        4.0%
          Total Risk Based Capital          $15,983        16.6%          8.0%

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

               The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold. At September 30, 2001, these totaled $46.0 million, or 27.8% of total assets. In addition, liquidity may be generated through loan repayments and over $7.0 million of available borrowing arrangements with correspondent banks. At September 30, 2001, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $1.0 million of cash from operations in the first nine months of 2001, which compares to $1.2 million during the same time period in 2000. Additional cash of $14.4 million was generated through net financing activities through September 30, 2001, which compares to $8.6 million for the first nine months of 2000. These proceeds along with proceeds from the sales and maturities of investment securities were used to fund loans and purchase securities during each year. Net cash used in investing activities totaled $14.9 million during the first nine months of 2001 compared to $9.7 million during the same time period in 2000. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

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

               Based on the October 2001 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing or decreasing interest rate scenario.

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

          CNB Financial Services, Inc.
                (Registrant)

          Date  November 13, 2001       /s/ Rebecca S. Brock, Vice President/CFO
                -----------------       ----------------------------------------

          Date  November 13, 2001       /s/ Thomas F. Rokisky, President/CEO
                -----------------       ----------------------------------------