Form 10-K
period 2001-12-31
CNB FINANCIAL SERVICES INC
filed 2002-03-29
CIK 1113336

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    Form 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                                       Or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-30665

                          CNB Financial Services, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             United States of America                     55-0773918
------------------------------------------  -----------------------------------
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
          incorporation or organization)


  101 S. Washington Street, Berkeley Springs, WV               25411
------------------------------------------------      -----------------------
  (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, ( 304 )      258      -       1520
                                -----   ------------   ----------------


          Securities to be registered under Section 12(b) of the Act:
                                      NONE
                                      ----
          Securities to be registered under Section 12(g) of the Act:

                     Common Stock, Par Value $1.00 per share
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 24, 2002 was approximately $32,063,360.

As of March 24, 2002, there were 458,048 shares of Common Stock, Par Value $1.00 per share, outstanding.

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

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.......................7
Item 6.      Selected Financial Data.....................................................................8
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.......9
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.................................21
Item 8.      Financial Statements and Supplementary Data................................................24
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures......51

PART III

Item 10.     Directors and Executive Officers of the Registrant.........................................51
Item 11.     Executive Compensation.....................................................................53
Item 12.     Security Ownership of Certain Beneficial Owners and Management.............................53
Item 13.     Certain Relationships and Related Transactions.............................................54

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K............................55

SIGNATURES   ...........................................................................................56



FORWARD LOOKING STATEMENTS

         In our Annual Report and Form 10-K, we may include certain forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The words or phrases "are expected to", "is anticipated", "project", "will continue", "will likely result", "plans to" or similar expressions are intended to "identify" forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, we must inform you that a variety of factors could cause CNB Financial Services, Inc.'s actual results and experiences to differ materially from the anticipated results or other expectations expressed in these forward looking statements. Our ability to predict the results or the effect of future plans and strategies is inherently uncertain. The risks and uncertainties that may affect the operations, performance, development and results of CNB Financial Services, Inc.'s business include:

-      Changes in market interest rates;
-      Local and national economic trends and conditions;
- Competition for products and services among community, regional and national financial institutions;
-      New services and product offerings by competitors;
-      Changes in customer preferences;
-      Changes in technology;
-      Legislative and regulatory changes;
-      Delinquency rates on loans;
-      Changes in accounting principles, policies or guidelines;

         You should consider these factors in evaluating any forward looking statements and not place undue reliance on such statements. We are not obligated to publicly update any forward looking statements we may make in this Form 10-K or our Annual Report to reflect the impact of subsequent events.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

ORGANIZATIONAL HISTORY AND SUBSIDIARIES
----------------------------------------

          CNB Financial Services, Inc. (the "company") was organized under the laws of West Virginia in March 2000 at the direction of the Board of Directors of Citizens National Bank (the "bank") for the purpose of becoming a financial services holding company. The Company and its subsidiary are collectively referred to herein as "CNB".

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

          CNB became a 50% member of a limited liability corporation, Morgan County Title Insurance Agency, LLC in February 2001, for the purpose of selling title insurance.

           Citizens National Bank of Berkeley Springs, (the Bank or Citizens National Bank), was organized on June 20, 1934 and has operated in Berkeley Springs, Morgan County, West Virginia, as a national banking association continuously since that time. The Bank formed CNB Insurance Services, Inc., a wholly owned subsidiary, which is a property and casualty insurance agency selling primarily personal lines of insurance.

EMPLOYEES

          As of December 31, 2001 and 2000, CNB employed 80 and 70 full-time equivalent employees, respectively.

BUSINESS OF CNB FINANCIAL SERVICES, INC. AND CITIZENS NATIONAL BANK

          The Company's primary function is to direct, plan and coordinate the business activities of the Bank and its subsidiary.

           Citizens National Bank is a full-service commercial bank conducting general banking and trust activities through four full-service offices and five automated teller machines located in Morgan and Berkeley Counties, West Virginia. The Bank exercised an option to purchase a parcel of land in Martinsburg, Berkeley County, West Virginia for the future site of a full-service branch. The Bank expects the branch to open in the first quarter of 2002. The Bank opened a temporary banking facility near the location in August 2001. The Bank accepts time, demand and savings deposits including NOW accounts, regular savings accounts, money market accounts, fixed-rate certificates of deposit and club accounts. In addition, the Bank provides safe deposit box rentals, wire transfer services and 24-hour ATM services through a regional network known as STAR. STAR is a participant in the nationwide Cirrus network.

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

COMPETITION

          Citizens National Bank faces a high degree of competition for all its services from local banks. Within its market area of Morgan and Berkeley Counties in West Virginia and Washington County in Maryland, there exist numerous competing commercial banks.

          Nonbank competition has also increased in recent years locally by the establishment of finance companies and the expansion of insurance operations and credit unions, as well as from mutual funds located throughout the country.

          West Virginia banks are allowed unlimited branch banking throughout the State. The Interstate Banking and Branch Efficiency Act of 1994 also authorizes interstate branching by acquisition and consolidation nationwide. These and similar provisions impacting both the banking and thrift industries may serve to intensify future competition within the Bank's market.

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

         Among other things, FDICIA requires federal bank regulatory authorities to take "prompt corrective action", with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

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

         At December 31, 2001, CNB qualified as a well-capitalized institution based on the ratios and guidelines noted above. A bank's capital category, however, is determined solely for the purpose of applying the prompt corrective action rules and may not constitute an accurate representation of that bank's overall financial condition or prospects.

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

         As of December 31, 2001, the bank had capital in excess of all applicable requirements. Additional information relating to risk-based capital calculations is set forth under the heading "Note 23 Regulatory Matters" of the Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2.  PROPERTIES

CNB FINANCIAL SERVICES, INC.

         CNB's headquarters are located at the main office of Citizens National Bank located at 101 South Washington Street, Berkeley Springs, West Virginia.

CITIZENS NATIONAL BANK

         The principal executive office and main banking office is located at 101 South Washington Street, Berkeley Springs, West Virginia. In addition, the bank has owned and operated a full service branch bank located at 2450 Valley Road, Berkeley Springs, West Virginia since 1991. In October 1998, the bank opened an additional full service branch located at 2646 Hedgesville Road, Martinsburg, West Virginia. In August 2001, the bank purchased land and is the process of constructing a branch bank at 14994 Apple Harvest Drive, Martinsburg, West Virginia. In August 2001, the bank opened a temporary banking facility in Martinsburg, West Virginia near the location of the permanent branch bank. Each location provides ATM services, in addition to traditional lobby and drive-in services. During 1998, the bank purchased two cash machines and placed them at Cacapon State Park Lodge and the Woods Resort. In November of 1998, the bank acquired CNB Insurance Services, Inc. which is operated out of the main office in Berkeley Springs. The main office and branches are owned free and clear of any indebtedness. The net book value of the bank's premises and equipment as of December 31, 2001 is $4.3 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The price of CNB's common stock ranged from $66.75 to $135.00 in 2001 and from $75.00 to $285.00 in 2000. The prices listed below represent the high and low market prices for stock trades reported during each quarter.


                                                                     PER SHARE
                                        HIGH             LOW          DIVIDEND
                                  ------------    ------------    ------------
2001
First quarter                       $ 135.00          $ 115.00
Second quarter                      $ 100.00          $ 100.00        $   0.36
Third quarter                       $  66.75          $  66.75
Fourth quarter                      $ 100.00          $  50.00        $   0.66

2000
First quarter                       $  75.00          $  75.00
Second quarter                      $  75.00          $  75.00        $   0.36
Third quarter                       $ 150.00          $ 150.00
Fourth quarter                      $ 285.00          $  85.00        $   0.66


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

         The ability of CNB to pay dividends is subject to certain limitations imposed by national banking laws. As of March 8, 2002, the number of record holders was 588.

ITEM 6.  SELECTED FINANCIAL DATA

TABLE 1.  FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA




                                         2001             2000            1999             1998            1997
                                     --------------  --------------- ---------------  --------------- ---------------
                                                             In thousands except for per share data
AT YEAR-END
     Total assets                        $ 171,541        $ 149,982       $ 138,648        $ 129,600       $ 115,402
     Securities available for sale          49,668           35,374          31,187           33,594          28,944
     Loans and lease, net of
        unearned income                    111,874          105,220          98,272           86,377          81,084
     Deposits                              154,381          133,996         124,510          115,320         102,250
     Shareholders' equity                   14,926           13,864          12,249           12,518          11,644


SIGNIFICANT RATIOS
     Return on average assets                0.77%            0.91%           0.90%            1.07%           1.16%
     Return on average
        shareholders' equity                  8.49            10.16            9.66            10.60           11.76
     Average shareholders' equity
        to average assets                     9.12             9.00            9.35            10.13            9.89
     Net interest margin                      3.73             4.03            4.01             4.21            4.26


SUMMARY OF OPERATIONS
     Interest income                      $ 11,868         $ 11,035         $ 9,945          $ 9,243         $ 8,651
     Interest expense                        5,937            5,365           4,597            4,171           3,820
     Net interest income                     5,931            5,670           5,348            5,072           4,831
     Provision for loan losses                 226              170             118              196             174
     Net interest income after
        provision for loan losses            5,705            5,500           5,230            4,876           4,657
     Non-interest income                     1,025              843             565              415             304
     Non-interest expense                    4,794            4,279           3,954            3,372           3,008
     Income before income taxes              1,936            2,064           1,841            1,919           1,953
     Income tax expense                        700              758             621              618             636
     Net income                              1,236            1,306           1,220            1,301           1,317


PER SHARE DATA (1)(2)
     Net income                             $ 2.70           $ 2.85          $ 2.66           $ 2.84          $ 2.88
     Cash dividends                           1.02             1.02            1.00             1.00            0.94
     Net book value                          32.59            30.27           26.74            27.33           25.42

(1)    Adjusted to reflect 100% stock dividend on March 1, 1998

(2) Restated to reflect the formation of CNB Financial Services, Inc. and the acquisition of Citizens National Bank and subsidiary on August 31, 2000 and accounted for as a pooling of interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB, for the years ended December 31, 2001 and 2000. This discussion and analysis should be read in conjunction with the audited, consolidated financial statements and the accompanying notes thereto. This discussion may include forward looking statements based upon management's expectations; actual results may differ. Amounts and percentages used in this discussion have been rounded. All average balances are based on monthly averages.

EARNINGS SUMMARY

          CNB had net income totaling $1.2 million or $2.70 per share, $1.3 million or $2.85 per share and $1.2 million or $2.66 per share for fiscal years 2001, 2000 and 1999, respectively. Annualized return on average assets and average equity were .77% and 8.5%, respectively for 2001 compared to .91% and 10.2% for 2000 and .90% and 9.7% for 1999.

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

         Net interest income in 2001 increased by $260,000 or 4.6% over 2000. Interest income in 2001 increased by $833,000 or 7.6% compared to 2000, while interest expense increased by $573,000 or 10.7% during 2001 as compared to 2000. Interest income increased during 2001 compared to 2000 as a result of an increase in the average balance of loans, securities and federal funds sold offset by a decrease in the average rates earned thereon. Interest expense increased during 2001 compared to 2000 as a result of an increase in the average balance of time deposits and the rates paid thereon and the average balance of NOW accounts offset by lower rates paid on deposit products other than time deposits.

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

         During both 2001 and 2000, the Bank used funds generated from deposit account growth to fund loan commitments and to increase the average balance of investment securities, especially high quality U.S. government agency securities.

          The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities. Net interest margin declined slightly from 2000 to 2001. See Table 1 - Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

     TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL





                                 DECEMBER 31, 2001                       DECEMBER 31, 2000
                              -------------------------------------   -------------------------------------
                                  YTD         YTD        YIELD/           YTD         YTD        YIELD/
                                AVERAGE                                 AVERAGE
                                BALANCE     INTEREST      RATE          BALANCE    INTEREST       RATE
                              ------------ ----------- ------------   ------------------------ ------------
                              In thousands
Interest earning assets:
   Federal funds sold           $   4,298    $    160         3.79 %    $   1,026     $    95         6.12 %
   Securities:
      Taxable                      38,385       2,312         6.02         31,098       2,016         6.48
      Tax-exempt (1)                  302          14         7.02            825          45         8.26
   Loans (net of unearned
      interest) (2) (4) (5)       108,526       9,096         8.38        102,096       8,646         8.47
                              ------------ ----------- ------------   ------------------------ ------------
Total interest
      earning assets (1)        $ 151,511    $ 11,582         7.64 %    $ 135,045     $10,802         8.00 %
                              ------------ ----------- ------------   ------------------------ ------------

Nonearning assets:
   Cash and due
        from banks              $   3,609                               $   3,457
   Bank premises and
        equipment, net              3,700                                   3,221
   Other assets                     2,202                                   2,226
   Allowance for
         loan losses               (1,277)                                 (1,169)
                              ------------                            ------------
Total assets                    $ 159,745                               $ 142,780
                              ============                            ============

Interest bearing
   liabilities:
   Savings deposits             $  16,614     $   272         1.64 %    $  16,080     $   323         2.01 %
   Time deposits                   84,987       5,094         5.99         73,522       4,360         5.93
   NOW accounts                    19,321         476         2.46         17,984         564         3.14
   Money market
        accounts                    4,802          93         1.94          5,001         113         2.26
   Borrowings                          44           2         4.55             69           5         7.25
                              ------------ ----------- ------------  ------------------------- ------------
Total interest
       bearing liabilities      $ 125,768     $ 5,937         4.72 %    $ 112,656     $ 5,365         4.76 %
                              ------------ ----------- ------------   ------------------------ ------------

Noninterest bearing
       liabilities:
   Demand deposits              $  17,469                               $  16,004
   Other liabilities                1,944                                   1,269
   Shareholders' equity            14,564                                  12,851
                              ------------                            ------------
Total liabilities and
   shareholders' equity         $ 159,745                               $ 142,780
                              ============                            ============

                                           -----------                            ------------
Net interest income (1)                       $ 5,645                                 $ 5,437
                                           ===========                            ============

Net interest spread (3)                                       2.92 %                                  3.24 %
                                                       ============                            ============

Net interest income to
  average interest earning
  assets (1)                                                  3.73 %                                  4.03 %
                                                       ============                            ============

                               DECEMBER 31, 1999
                            -------------------------------------
                                YTD         YTD        YIELD/
                              AVERAGE
                              BALANCE     INTEREST      RATE
                            ------------ ----------- ------------

Interest earning assets:
   Federal funds sold         $   1,202     $    61         5.07 %
   Securities:
      Taxable                    30,637       1,934         6.31
      Tax-exempt (1)              3,337         171         7.76
   Loans (net of unearned
      interest) (2) (4) (5)      91,717       7,516         8.19
                            ------------ ----------- ------------
Total interest
      earning assets (1)      $ 126,893     $ 9,682         7.63 %
                            ------------ ----------- ------------

Nonearning assets:
   Cash and due
        from banks            $   3,666
   Bank premises and
        equipment, net            3,427
   Other assets                   2,117
   Allowance for
         loan losses             (1,155)
                            ------------
Total assets                  $ 134,948
                            ============

Interest bearing
   liabilities:
   Savings deposits           $  17,272     $   373         2.16 %
   Time deposits                 65,607       3,638         5.55
   NOW accounts                  17,512         459         2.62
   Money market
        accounts                  5,591         125         2.24
   Borrowings                        25           2       -
                            ------------ ----------- ------------
Total interest
       bearing liabilities    $ 106,007     $ 4,597         4.34 %
                            ------------ ----------- ------------

Noninterest bearing
       liabilities:
   Demand deposits            $  14,947
   Other liabilities              1,371
   Shareholders' equity          12,623
                            ------------
Total liabilities and
   shareholders' equity       $ 134,948
                            ============

                                         -----------
Net interest income (1)                     $ 5,085
                                         ===========

Net interest spread (3)                                     3.29 %
                                                     ============

Net interest income to
  average interest earning
  assets (1)                                                4.01 %
                                                     ============


(1)    Yields are expressed on a tax equivalent basis using a 34% tax rate.

(2) For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.

(3) Net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4) Interest income on loans excludes fees of $285,000 in 2001, $233,000 in 2000 and $263,000 in 1999.

(5) Interest income on loans includes fees of $200,039 in 2001, $141,729 in 2000 and $78,891 in 1999 from the Business Manager Program, student loans and lease receivables.

         Table 3 sets forth a summary of the changes in interest earned and interest expense detailing the amounts attributable to (i) changes in volume (change in average volume times the prior year's average rate), (ii) changes in rate (change in the average rate times the prior year's average volume). The changes in rate/volume (change in the average volume times the change in the average rate), had been allocated to the changes in volume and changes in rate in proportion to the relationship of the absolute dollar amounts of the change in each. During 2001, net interest income increased $380,000 due to changes in volume and decreased $172,000 due to changes in interest rates. Also, net interest income was affected by a $52,000 increase in loan fees. In 2000, net interest income increased $310,000 due to changes in volume and increased $42,000 due to changes in interest rates. Also, net interest income was affected by a $30,000 decrease in loan fees.

TABLE 3.  VOLUME AND RATE ANALYSIS OF CHANGES IN INTEREST INCOME

                             ----------------------------------        -----------------------------------
(Taxable equivalent basis)              2001 OVER 2000                          2000 OVER 1999
                             ----------------------------------        -----------------------------------
                                CHANGE DUE TO                             CHANGE DUE TO
                             ---------------------       TOTAL         --------------------         TOTAL
                             VOLUME          RATE        CHANGE        VOLUME          RATE         CHANGE
                             -------       -------       -------       -------       -------       -------
                                                             In thousands
Interest earned on:
  Federal funds sold         $   150       $   (85)      $    65       $     2       $    32       $    34
  Taxable securities             446          (150)          296            47            35            82
  Tax-exempt securities          (25)           (6)          (31)         (128)            2          (126)
  Loans                          540           (90)          450           869           261         1,130
                             -------       -------       -------       -------       -------       -------
Total interest earned        $ 1,111       $  (331)      $   780       $   790       $   330       $ 1,120
                             -------       -------       -------       -------       -------       -------

Interest expense on:
  Savings deposits           $    10       $   (61)      $   (51)      $   (25)      $   (25)      $   (50)
  Time deposits                  686            48           734           474           248           722
  NOW accounts                    40          (128)          (88)           49            56           105
  Money market accounts           (4)          (16)          (20)          (18)            6           (12)
  Other borrowing                 (1)           (2)           (3)         --               3             3
                             -------       -------       -------       -------       -------       -------
Total interest expense       $   731       $  (159)      $   572       $   480       $   288       $   768
                             -------       -------       -------       -------       -------       -------

Net interest income          $   380       $  (172)      $   208       $   310       $    42       $   352
                             =======       =======       =======       =======       =======       =======

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

TABLE 4.  INTEREST RATE SPREAD AND NET INTEREST MARGIN ON EARNING ASSETS


(Taxable equivalent basis)                2001                             2000                            1999
                               --------------------------       --------------------------      ---------------------------
                                 AVERAGE                          AVERAGE                         AVERAGE
                                 BALANCE         RATE             BALANCE        RATE             BALANCE         RATE
                               --------------------------       ------------  ------------      ------------   ------------
                                                                     In thousands
Earning assets                    $151,511          7.64 %         $135,045          8.00 %        $126,893           7.63 %
                               ============                     ============                    ============

Interest bearing liabilities      $125,768          4.72 %         $112,656          4.76 %        $106,007           4.34 %
                                              --------------                  ---------------                  --------------

Interest rate spread                                2.92 %                           3.24 %                           3.29 %
Interest free sources used
   to fund earning assets(1)        25,743          0.81 %           22,389          0.79 %          20,886           0.72 %
                               ------------   --------------    ------------  ---------------   ------------   --------------

Total sources of funds            $151,511                         $135,045                        $126,893
                               ============                     ============                    ============

Net interest margin                                 3.73 %                           4.03 %                           4.01 %
                                              ==============                  ===============                  ==============

(1) Non-interest bearing liabilities and shareholders' equity less non-interest earning assets.


         The following discussion analyzes changes in the Bank's spreads and margins in terms of basis points. A basis point is a unit of measure for interest rates equal to .01%. One hundred basis points equals 1%.

         Interest rate spread decreased 32 basis points in 2001 while the net interest margin declined 30 basis points. Both the interest rate spread and margin were negatively impacted by a 36 basis point decrease in earning asset yields offset by a 4 basis point decrease in interest bearing liability costs. Although the prime rate decreased 475 basis points in 2001, loan yields only decreased 9 basis points because a significant portion of the loan portfolio are fixed rate loans which are not directly affected by changes in the prime rate. The decrease in liability costs is primarily the result of the lower cost of funds on savings, NOW and money market accounts during the year.

         Interest rate spread decreased 5 basis points in 2000 while the net interest margin increased 2 basis points. The interest rate spread was negatively impacted by a 42 basis point increase in interest bearing liability costs and offset by a 37 basis point increase in earning asset yields. The interest rate margin was positively affected by higher average earning assets offset by a 5 basis point decrease in net interest rate spread. Although the prime rate increased 100 basis points in 2000, loan yields only increased 28 basis points due to intense competition in our market area. The increase in liability costs is primarily the result of higher rates on interest bearing checking and time deposit accounts during the year.

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

NONINTEREST INCOME

          Noninterest income increased $183,000 or 21.7% during 2001 over the prior comparable period. The increase in 2001 was attributable to insurance operations, a new service the Bank began to offer to checking deposit account holders in April 2001, debit cards and trust fees. Income from CNB's insurance operations increased, including the investment in the title company. Bounce Protection is a form of overdraft protection which enables the customer to have their insufficient funds checks paid instead of returned. The customer is charged a fee for each check paid.

          Fees generated from the Bounce Protection program and debit card income offset by the decrease in gain on stock received from the demutualization of an insurance company in the first quarter of 2000 accounted for the increase in noninterest income. There was also an increase in other fees, which included trust fees. Fees generated from trust assets under management increased as the level of assets being managed reached $24.1 million at December 31, 2001, a 12.1% increase from $21.5 million at December 31, 2000.

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

NONINTEREST EXPENSES

          Noninterest expenses increased $515,000 or 12.0% during 2001 over the prior comparable period. The increase was primarily due to an increase in occupancy expense, salaries and employee benefits and other operating expenses. Higher health insurance costs, normal recurring merit increases and additional hiring for the south Martinsburg branch facility accounted for the additional costs of salaries and benefits in 2001.

          Components of other operating expense, which significantly increased during 2001, included stationary, supplies and printing, data processing fees, postage, professional fees and business manager program expenses. Expenses related to the opening and operation of the temporary banking facility in south Martinsburg, Berkeley County West Virginia beginning in August 2001 attributed to the increase in occupancy expense and stationery, supplies and printing expense. Also, contributing to the slight increase in occupancy expense was the main Bank renovations, offset by the 2000 write-off of the fixed asset abandonment related to the Bank not pursuing main office expansion plans. Maintenance expense related to technology systems caused data processing expense to increase. Professional fees increased due to holding company regulatory financial reporting expenses. An increase in the volume of the Business Manager program caused the expenses related to this program to increase.

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

          Components of other operating expense, which significantly increased during 2000, included professional fees, data processing fees, advertising and public relations expenses, FDIC insurance premiums, ATM and debit card expenses and business manager program expenses. A larger deposit account assessment base and rate changes contributed to increased FDIC insurance premiums. A new advertising program focused on public awareness that began in the third quarter of 2000, and the continuing promotion of the Hedgesville branch location caused advertising and public relations costs to increase during 2000. Professional fees increased due to the formation of the holding company. Maintenance expense related to technology systems caused data processing expense to increase. Increased usage by customers generated additional debit card and ATM expenses. A growing number of merchants in the Business Manager program caused the expenses related to this program to increase.

INCOME TAXES

          Provision for income tax totaled $700,000 in 2001, $758,000 in 2000 and $621,000 in 1999. The effective tax rate was 36.1% in 2001 compared to 36.7% and 33.7% in 2000 and 1999, respectively. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities. See Note 19 of the Notes to Consolidated Financial Statements for a comprehensive analysis of income tax expense.

FINANCIAL CONDITION

         Table 5 examines Citizens National Bank's financial condition in terms of its sources and uses of funds. Average funding uses increased $16.5 million or 12.2% in 2001 compared with an increase of $8.2 million or 6.4% in 2000.

TABLE 5.  SOURCES AND USES OF FUNDS


                                          2001                                           2000               1999
                              -----------------------------------  -------------------------------        --------
                                           INCREASE (DECREASE)                 INCREASE (DECREASE)
                             AVERAGE     -----------------------  AVERAGE      -------------------        AVERAGE
                             BALANCE     AMOUNT             %     BALANCE      AMOUNT         %           BALANCE
                            --------     --------       --------  --------     --------      ---         --------
                                                                In thousands

Funding uses:
   Federal funds
      sold                  $  4,298     $  3,272      318.9 %   $  1,026     $   (176)     (14.6)%     $  1,202
   Securities available
      for sale                38,687        6,764       21.2       31,923       (2,051)      (6.0)        33,974
   Loans                     108,526        6,430        6.3      102,096       10,379       11.3         91,717
                            --------     --------                --------     --------                  --------

   Total uses               $151,511     $ 16,466       12.2 %   $135,045     $  8,152        6.4 %     $126,893
                            ========     ========      =====     ========     ========      =====       ========

Funding sources:
    Interest-bearing
      demand deposits       $ 24,123     $  1,138        5.0 %   $ 22,985     $   (118)      (0.5)%     $ 23,103
   Savings deposits           16,614          534        3.3       16,080       (1,192)      (6.9)        17,272
   Time deposits              84,987       11,465       15.6       73,522        7,915       12.1         65,607
   Short-term
      borrowings                  44          (25)     (36.2)          69           44      176.0             25
   Noninterest bearing
      funds, net(1)           25,743        3,354       15.0       22,389        1,503        7.2         20,886
                            --------     --------                --------     --------                  --------

   Total sources            $151,511     $ 16,466       12.2 %   $135,045     $  8,152        6.4 %     $126,893
                            ========     ========      =====     ========     ========      =====       ========


(1) Noninterest bearing liabilities and shareholders' equity less noninterest earning assets.


          Total assets increased $21.6 million or 14.4% to $171.5 million from December 31, 2000 to December 31, 2001, due primarily to a $6.5 million increase in loans, a $14.3 million increase in securities available for sale and a $490,000 increase in cash and cash equivalents and a $1.1 million increase in premises and equipment, net, which were partially offset by a $1.2 million decrease in federal funds sold.

           Total liabilities increased $20.5 million or 15.1% to $156.6 million from December 31, 2000 to December 31, 2001 substantially due to the increase in deposits. Shareholders' equity increased $1.1 million to $14.9 million at December 31, 2001 primarily due to net income of $1.2 million and a $293,000 increase in accumulated other comprehensive income, offset by cash dividends of $467,000.

           The increase in accumulated other comprehensive income was due to the unrealized market value appreciation of the available for sale investment security portfolio. The only component of accumulated other comprehensive income at December 31, 2001 was unrealized gains and losses on available for sale securities net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results, however, unless the securities are actually sold.

LOAN PORTFOLIO

          At December 31, 2001, total loans increased $6.5 million or 6.3% to $110.5 million from $104.0 million at December 31, 2000. The loan mix changed slightly compared with December 31, 2000. The Bank's commercial real estate and business loans grew as a direct result of the Bank hiring a commercial lender and continued efforts to develop new commercial lending relationships especially in the Berkeley County, West Virginia market. Also, the Bank's semi-annual auto loan sales generated an increase in consumer loans. The Bank's management believes additional growth in all lending areas is possible into year 2002. Management's intent is to control the loan volume in a manner which would produce a loan to deposit ratio between 75% and 80% and maintain credit quality. The loan to deposit ratio was 71.6% at December 31, 2001 and 77.6% at December 31, 2000. The Bank had substantial deposit growth and slower loan demand in 2001 resulting in a lower loan to deposit ratio. Management continued to fund the loan growth with deposits and the excess deposit growth was invested in high quality US government agencies securities. The ratio of net charge-offs to average loans outstanding was .10% in 2001 and .10% in 2000.

          Growth recorded in the commercial loan area resulted in increases of 15.6% to $7.0 million outstanding at December 31, 2001 and 16.4% to $6.0 million outstanding at December 31, 2000. The Bank participates in the Business Manager program, commercial lines of credit collateralized by accounts receivable, which has generated an increase in commercial loans during 2001. The Bank's market area was expanded to Berkeley County, West Virginia in 1999 which provides a much larger area for commercial lending. Additional growth in both commercial business and commercial real estate is possible in 2002.

          Real estate mortgage loans comprised mainly of one to four family residences continued to be the Bank's dominant loan category. Mortgage lending comprises approximately 61% or $67.9 million of the total loan portfolio at December 31, 2001 compared to 62% or $65.3 million at December 31, 2000.

          Demand for the Bank's primary mortgage products, variable rate loans carrying annual interest rate adjustments based on one, three and five year Treasury rates, continues to increase and have become more attractive to the Bank's customers because these loans usually have lower rates, lower closing costs and quicker settlement. The Bank continues to see demand for fixed rate mortgage products, and for all loan products, as the Bank penetrates the Berkeley County, West Virginia real estate market. As of December 31, 2001, 66.6% of the Bank's mortgage loans were adjustable rate loans and 33.4% were fixed rate loans. Currently, the Bank has approximately $1.4 million in fixed rate loans in the portfolio which were originated under terms that would allow them to be sold on the secondary market, although there is no present intent to sell these loans.

         The consumer loan portfolio slowed a slight increase. In the first half of 2001, the Bank's auto loan sale generated an increase. However, during the third quarter, new auto loans were considerably affected by the dealer incentive programs offered by the competition.

         Additional information on the composition of the loan portfolio may be found in Note 6 of the Notes to the Consolidated Financial Statements.

          Bank policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. As of December 31, 2001 and 2000, nonaccrual loans approximated ..02% of total loans (net) in each year.

TABLE 6.  LOANS AND LEASE RECEIVABLE


                                                       DECEMBER 31,
                                    -----------------------------------------------
                                       2001             2000              1999
                                    ------------     ------------     -------------
                                                    In thousands
Real estate                            $ 67,860         $ 65,278          $ 61,625
Commercial real estate                   12,459            9,944             9,569
Consumer                                 24,198           23,708            21,778
Commercial                                6,978            6,037             5,185
Overdrafts                                   87               20                28
                                    ------------     ------------     -------------
                                       $111,582         $104,987          $ 98,185

Lease:                                      139              143                 -
                                    ------------     ------------     -------------
                                        111,721          105,130            98,185

Net deferred loan fees,
    premiums and discounts                  153               90                88
Allowance for loan losses                (1,337)          (1,216)           (1,148)
                                    ------------     ------------     -------------
                                       $110,537         $104,004          $ 97,125
                                    ============     ============     =============


TABLE 7.  LOAN MATURITIES AND INTEREST SENSITIVITY (1)

                                                           DECEMBER 31, 2001
                                           --------------------------------------------------
                                            ONE YEAR      ONE THROUGH      OVER
                                            OR LESS       FIVE YEARS     FIVE YEARS     TOTAL
                                             -------       -------       -------       -------
                                                               In thousands

Commercial, financial and agricultural       $ 6,996       $ 1,153       $11,287       $19,436
Real estate - construction                     2,636          --            --         $ 2,636
                                             -------       -------       -------       -------

Total                                        $ 9,632       $ 1,153       $11,287       $22,072
                                             =======       =======       =======       =======

Loans with predetermined interest rate       $ 5,567       $   996       $ 2,181       $ 8,744
Loans with variable interest rate              4,065           157         9,106       $13,328
                                             -------       -------       -------       -------

Total                                        $ 9,632       $ 1,153       $11,287       $22,072
                                             =======       =======       =======       =======


(1)   Excludes residential mortgages and consumer loans.


NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

          Nonperforming loans consist of loans in nonaccrual status, loans which are past due 90 days or more and still accruing interest and restructured loans. The Bank has no loans which are considered to be impaired as of December 31, 2001 and 2000. As of December 31, 2001, management is aware of two commercial loans with aggregate uninsured balances of $280,739 which the borrowers have exhibited weaknesses. A specific allowance of $100,000 related to these loans has been established as part of the allowance for loan losses. The loans are collateralized and any additional potential loss would be minimal.

TABLE 8.  NON-PERFORMING ASSETS

                                                           DECEMBER 31,
                                                  -----------------------------
                                                   2001        2000        1999
                                                   ----        ----        ----
                                                           In thousands
Nonaccrual loans                                   $ 25        $ 22        $ 22

Loans past due 90 days or more
   still accruing interest                          450         360          79
Restructured loans                                  --          --          --
                                                   ----        ----        ----
Total nonperforming loans                          $475        $382        $101
                                                   ----        ----        ----

Other real estate owned                            $ 15        $--         $ 67
                                                   ----        ----        ----

Total nonperforming assets                         $490        $382        $168
                                                   ====        ====        ====

Ratios:
Nonperforming loans/Total loans                    0.43%       0.37%       0.10%
Nonperforming assets/Total assets                  0.29%       0.25%       0.12%
Allowance for loan losses/Total loans              1.21%       1.17%       1.18%

          The allowance for loan losses is the best estimate by management of the probable losses which have been incurred as of the respective balance sheet date. Management makes a determination quarterly by analyzing overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers and other factors. The Bank's methodology for determining the allowance for loan losses establishes both an allocated and an unallocated component. The allocated portion of the allowance represents the results of analyses of individual loans that are being monitored for potential credit problems and pools of loans within the portfolio. The allocated portion of the allowance for loans is based principally on current loan risk ratings, historical loan loss rates adjusted to reflect current conditions, as well as analyses of other factors that may have affected the collectibility of loans in the portfolio. The Bank analyzes all commercial loans that are being monitored as potential credit problems to determine whether such loans are impaired, with impairment measured by reference to the borrowers' collateral values and cash flows. The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. At December 31, 2001 and 2000, the allowance for loan losses totaled $1.3 million and $1.2 million, respectively. The allowance for loan losses as a percentage of loans was 1.20% and 1.16% as of December 31, 2001 and 2000. The provision for loan losses exceeded net charge-offs by $121,000 and $68,000 in 2001 and 2000. An analysis of the allowance for loan losses for the years ended December 31, 2001 and 2000 may be found in Note 6 of the Notes to the Consolidated Financial Statements.

          The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. In 2001, 2000 and 1999, the provision totaled $226,000, $170,000 and $118,000, respectively. While loan quality remains good and past due and nonaccrual loans are minimal, management increased the provision for loan losses in 2001 based on the declining general economic conditions as evidenced by the slowdown in the economy as cited in various financial publications. Having increased the provision for loan losses, management believes the allowance for loan losses to be adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require additional reserves as a result of their examination of the Bank. The allowance for loan losses reflects what management currently believes is an adequate level of allowance, although there can be no assurance that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

TABLE 9.  ALLOWANCE FOR LOAN LOSSES


                                                  2001         2000          1999
                                                -------       -------       -------
                                                          In thousands
Balance, beginning of year                      $ 1,216       $ 1,148       $ 1,122
                                                -------       -------       -------
Provision charged to expense                    $   226       $   170       $   118
                                                -------       -------       -------
Loans charged off:
    Commercial, financial and agricultural      $     3       $     6       $     7
    Consumer                                        133           115            97
    Mortgage                                       --            --              14
                                                -------       -------       -------
    Total loans charged off                     $  (136)      $  (121)      $  (118)
                                                -------       -------       -------

Recoveries:
    Commercial, financial and agricultural      $     2       $     1       $     5
    Consumer                                         29            18            21
                                                -------       -------       -------
    Total recoveries                            $    31       $    19       $    26
                                                -------       -------       -------
    Net charge-offs                             $  (105)      $  (102)      $   (92)
                                                -------       -------       -------

Balance, end of year                            $ 1,337       $ 1,216       $ 1,148
                                                =======       =======       =======


TABLE 10.   ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                                  DECEMBER 31
                     ----------------------------------------------------------------------------------------------------------
                                   2001                               2000                                  1999
                     --------------------------------  -----------------------------------   ----------------------------------
                        PERCENT OF                         PERCENT OF                          PERCENT OF
                       LOANS IN EACH                     LOANS IN EACH                        LOANS IN EACH
                        CATEGORY TO                       CATEGORY TO                          CATEGORY TO
                          AMOUNT          TOTAL LOANS       AMOUNT           TOTAL LOANS         AMOUNT         TOTAL LOANS
                      ----------------  -------------  ----------------  ------------------- --------------  ------------------
                                                                  In thousands
Commercial, financial
  and agriculture        $  363                6%           $   206               6%             $   89               5%
Real estate - mortgage      294                72               257               72                284               73
Installment and other       370                22               351               22                558               22
Unallocated                 310               N/A               402              N/A                217              N/A
                         ------            --------          ------           --------           ------           -------
  Total                  $1,337                100%          $1,216              100%            $1,148              100%
                         ======            ========          ======           ========           ======           =======



SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD

          The Bank's securities portfolio consists of only available for sale securities. Classifying the securities portfolio as available for sale provides management with increased ability to manage the balance sheet structure and address asset/liability management issues when needed. The fair value of the investment portfolio has increased $14.3 million to $49.7 million at December 31, 2001 from 2000.

          The composition of the portfolio continues to reflect the Bank's conservative philosophy which places greater importance on safety and liquidity than on yield. At December 31, 2001, approximately 97.4% of the portfolio is comprised of US Treasury and Agency securities and 1.1% in State and Political Subdivision securities. The term to maturity is limited to seven years for Treasury and Agency bonds and 10 years for Municipal bonds. Typically, investments in Agency bonds contain a call feature. These bonds generally have a somewhat higher yield. The average term to maturity of the portfolio as of December 31, 2001 was 4.4 years.

          The Bank generally participates in the overnight federal funds sold market. Depending upon specific investing or funding strategies and/or normal fluctuations in loan and deposit balances, the Bank may need, on occasion, to purchase funds on an overnight basis. In 2001 and 2000, the average balance in federal funds sold was $4.3 million and $1.0 million, respectively.

DEPOSITS AND OTHER FUNDING SOURCES

          Total deposits were $154.4 million at December 31, 2001, an increase of $20.4 million or 15.2% over deposits at December 31, 2000. Average deposits, however, showed a $14.6 million, or 11.3% growth, to $143.2 million in 2001. Deposits at the Hedgesville branch totaled $20.6 million at December 31, 2001, an increase of $6.6 million over December 31, 2000. Deposits at the temporary banking facility located in south Martinsburg totaled $1.3 million at December 31, 2001. The Bank has experienced a slight change in the deposit account mix during 2001. A shift from time deposits to jumbo certificates of deposit is a direct result of customers making deposits to the 36-month Ultimate Certificate of Deposit throughout the year. The increase in jumbo certificates of deposit and other certificates of deposit are primarily due to the continued growth in the 36-month Ultimate Certificate of Deposit. The Bank's 36-month Ultimate Certificate of Deposit allows the customer to withdraw all or a portion of the CD on the first or second year anniversary date without penalty. Deposits may also be made to this CD at any time.

          Noninterest-bearing deposits also grew by $3.0 million or 18.6%, during 2001, from $16.2 million at December 31, 2000, to $19.2 million at December 31, 2001. At December 31, 2001, noninterest-bearing deposits represented 12.4% of total deposits, compared to 12.1% for 2000. Average noninterest-bearing deposits increased 9.2% from $16.0 million in 2000 to $17.5 million in 2001. The Bank's noninterest-bearing deposit account with no minimum balance and check truncation continues to grow since its introduction in 1999.

          Interest-bearing deposits increased by $17.4 million or 14.8% to $135.2 million at December 31, 2001. Interest-bearing checking increased by $867,000 in 2001. Included in this category are NOW accounts and Money Market accounts. Savings accounts increased $2.3 million in 2001 from the previous year to $17.9 million, while the average savings deposits increased only $534,000 or 3.3% to $16.6 million at December 31, 2001. The Bank's largest source of interest-bearing funds is certificates of deposit. These accounts totaled $92.5 million at December 31, 2001, an increase of $14.2 million or 18.2%. The increase is primarily due to the continue growth in the 36-month Ultimate Certificate of Deposit which was first offered as a promotional certificate of deposit with the grand opening of the Hedgesville branch location in 1998.

          The Bank's institutional advertising campaign which began in 2000 has generated an influx of new noninterest-bearing and interest-bearing deposit accounts especially at the Hedgesville and south Martinsburg branches.

          Table 11 is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2000.

TABLE 11.  MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

                                                          AMOUNT           PERCENT
                                                       --------------    ------------
                                                                In thousands

Three months or less                                       $ 3,991            14.54 %
Three through six months                                     1,924             7.01
Six through twelve months                                    3,607            13.14
Over twelve months                                          17,929            65.31
                                                          --------            -----
     Total                                                $ 27,451              100 %
                                                          ========           ======


CAPITAL RESOURCES

          The Bank remains well capitalized. Total shareholders' equity at December 31, 2001 of $14.9 million represents 8.7% of total assets. This compares to $13.9 million or 9.2%, at December 31, 2000. Included in capital at December 31, 2001 are $178,000 of unrealized gains on available for sale securities, net of deferred income taxes. At December 31, 2000, the Bank had unrealized losses on available for sale securities, net of deferred income taxes of $115,000. Such unrealized gains and losses are recorded net of related deferred taxes and are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact will result, however, unless the securities are actually sold.

          The stock of CNB Financial Services, Inc., and prior to the formation of CNB, the Bank, are not listed on an exchange and are not heavily traded. The trades that have occurred are those that, to management's knowledge, have been individually arranged. Based on information that management is aware of, the majority of shares sold during 2001 were at a price that ranged from $67 to $135 per share. During 2000, information available to management indicates that stock trades ranged from $75 to $285 per share. Book value per share increased from $30.74 at December 31, 2000 to $32.59 at December 31, 2001.

          Dividends which have been declared by the Board of Directors semiannually, remained the same in 2001 and 2000 at $1.02 per share. All stock prices and per share amounts have been restated to reflect the formation of CNB Financial Services, Inc. and the acquisition of Citizens National Bank and subsidiary on August 31, 2000 and accounted for as a pooling of interests.

          The Federal Reserve's risk-based capital guidelines provide for the relative weighting of both on-balance-sheet and off-balance-sheet items based on their degree of risk. The Bank continues to exceed all regulatory capital requirements, and is unaware of any trends or uncertainties, nor do any plans exist, which may materially impair or alter its capital position.

RETURN ON EQUITY AND ASSETS

         Table 12 shows consolidated operating and capital ratios for the periods indicated.

TABLE 12.  OPERATING AND CAPITAL RATIOS


                                                                    YEARS ENDED DECEMBER 31,
                                                                       2001         2000
                                                                       ----         ----
Return on average assets                                                .77%          .91%
Return on average equity                                               8.49         10.16
Dividend payout ratio                                                 37.79         35.78
Average equity to average assets ratio                                 9.12          9.00

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

LIQUIDITY AND INTEREST RATE SENSITIVITY

          The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold. At December 31, 2001, these sources totaled $49.7 million, or 29.0% of total assets. In addition, liquidity may be generated through loan repayments and over $7.0 million of available borrowing arrangements with correspondent banks. At December 31, 2001, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $1.5 million of cash from operations in 2001, which compares to $1.8 million in 2000 and $1.8 million in 1999. Additional cash of $19.9 million, $9.0 million and $8.7 million was generated through net financing activities in 2001, 2000 and 1999, respectively. These proceeds along with proceeds from the sales and maturities of investment securities were used to fund loans and purchase securities during each year. Net cash used in investing activities totaled $20.9 million in 2001 compared to $11.1 million in 2000 and $9.4 million in 1999. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

          The objective of the Bank's interest rate sensitivity management program, also known as asset/liability management, is to maximize net interest income while minimizing the risk of adverse effects from changing interest rates. This is done by controlling the mix and maturities of interest-sensitive assets and liabilities. The Bank has established an asset/liability committee for this purpose. Daily management of the Bank's sensitivity of earnings to changes in interest rates within the Bank's policy guidelines are monitored by using a combination of off-balance sheet and on-balance sheet financial instruments. The Bank's Chief Executive Officer, Senior Lending Officer, Chief Financial Officer and the Chief Operations Officer monitor day to day deposit flows, lending requirements and the competitive environment. Rate changes occur within policy guidelines if necessary to minimize adverse affects. Also, the Bank's policy is intended to ensure that the Bank measures a range of rate scenarios and patterns of rate movements that are reasonably possible.

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

         The Bank's base-line scenario holds the prime rate constant at 4.75 percent through December 2002. Based on the January 2002 outlook, the model indicates that earnings during the policy measurement period would be affected by less than 10 percent, in both an increasing or decreasing interest rate scenario.

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

TABLE 13.  INTEREST SENSITIVITY ANALYSIS


                                                                  DECEMBER 31, 2001
                                          -----------------------------------------------------------------------
                                                             INTEREST SENSITIVITY PERIOD
                                          -----------------------------------------------------------------------

                                              2002          2003             2004          2005           2006
                                          ------------  ------------    ------------  ------------   -----------
                                                                        In thousands
Rate sensitive assets
Loans, net of unearned interest              $ 31,567      $ 15,030       $ 17,944      $ 12,818       $ 10,292
    Average interest rate                        8.08%         8.69%          8.36%         8.35%          7.73%
Securities                                      1,005           851          8,082        20,628            764
    Average interest rate                        6.63%         4.29%          4.50%         4.30%          5.60%
                                          ------------     ------------------------------------------------------
    Total interest sensitive assets          $ 32,572      $ 15,881       $ 26,026      $ 33,446       $ 11,056
                                          ===========      ======================================================
Interest sensitive liabilities
Non-interest-bearing deposits                $  1,917       $ 1,917       $  1,917       $ 1,917       $  1,917
    Average interest rate                           -             -              -             -              -
Savings and interest-bearing checking           4,273         4,273          4,273         4,273          4,273
    Average interest rate                        1.00%         1.00%          1.00%         1.00%          1.00%
Time deposits                                  40,028        34,039         14,802         1,821          1,786
    Average interest rate                        2.13%         2.88%          2.75%         3.17%          3.42%
                                          ------------     ------------------------------------------------------
    Total interest sensitive liabilities     $ 46,218      $ 40,229       $ 20,992      $  8,011       $  7,976
                                          ===========      ======================================================

GAP                                          $(13,646)     $(24,348)      $  5,034      $ 25,435       $  3,080
Cumulative GAP                               $(13,646)     $(37,994)      $(19,314)     $  6,121       $  9,200

GAP to sensitive assets ratio                   (8.45)%      (15.07)%         3.12 %       15.74 %         1.91 %
Cumulative GAP to sensitive
    assets ratio                                (8.45)%      (23.52)%       (20.40)%       (4.66)%        (2.75)%
GAP to total assets ratio                       (7.95)%      (14.19)%         2.93 %       14.83 %         1.80 %
Cumulative GAP to total assets ratio            (7.95)%      (22.15)%       (11.26)%        3.57 %         5.36 %



                                             DECEMBER 31, 2001
                                         ---------------------------
                                         INTEREST SENSITIVITY PERIOD

                                            THEREAFTER       TOTAL       FAIR VALUE
                                            ----------   ------------   ------------

Rate sensitive assets
Loans, net of unearned interest              $ 24,224       $111,874       $110,959
    Average interest rate                        7.47%          7.70%
Securities                                     18,338         49,668         49,668
    Average interest rate                        6.08%          5.29%
                                         ----------------------------
    Total interest sensitive assets          $ 42,562       $161,542
                                         ============================
Interest sensitive liabilities
Non-interest-bearing deposits                $  9,589         19,174       $ 19,174
    Average interest rate                           -              -
Savings and interest-bearing checking          21,365         42,730         42,730
    Average interest rate                        1.00%          1.00%
Time deposits                                       -         92,476         95,724
    Average interest rate                           -           2.55%
                                         ----------------------------
    Total interest sensitive liabilities     $ 30,954       $ 19,174
                                         ============================

GAP                                          $ 11,608
Cumulative GAP                               $ 20,808

GAP to sensitive assets ratio                    7.19%
Cumulative GAP to sensitive
    assets ratio                                 4.43%
GAP to total assets ratio                        6.77%
Cumulative GAP to total assets ratio            12.13%



RECENTLY ISSUED ACCOUNTING STANDARDS

         Business Combinations and Intangible Assets - In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards Nos. 141 "Business Combinations" (Statement 141), and 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations and eliminated the use of pooling of interests for transactions initiated subsequent to June 30, 2001. Statement 142 eliminates the amortization to expense of goodwill recorded as a result of such combinations, but requires periodic evaluation of the goodwill for impairment. Write-downs of the balance, if necessary, are to be charged to results of operations. Goodwill existing prior to the issuance of the statement was required to be amortized through December 31, 2001. At this time, these statements are not expected to have a significant impact on CNB's future Consolidated Financial Statements.

         Accounting for the Impairment or Disposal of Long-Lived Assets - In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement
144). Statement 144 supersedes Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and certain other related accounting standards. In general, Statement 144 established a single accounting model for a segment of a business to be accounted for as a discontinued operation and resolved significant implementation issues related to Statement 121. Statement 144 was effective for years beginning after December 15, 2001. CNB is evaluating the impact, if any, this statement may have on its future Consolidated Financial Statements.

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

A comparison of the carrying value of the Bank's financial instruments to their estimated fair value as of December 31, 2001 and December 31, 2000 is disclosed in Note 25 of the Notes to the Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

     CNB Financial Services, Inc. and Subsidiary
         Independent Auditors' Report.................................. 25
         Consolidated Balance Sheets................................... 26
         Consolidated Statements of Income............................. 27
         Consolidated Statements of Stockholders' Equity............... 28
         Consolidated Statements of Cash Flows......................... 29
         Notes to Consolidated Financial Statements.................... 30

                          INDEPENDENT AUDITOR'S REPORT




Shareholders and Board of Directors
CNB Financial Services, Inc.
Berkeley Springs, West Virginia


                  We have audited the accompanying consolidated statements of financial condition of CNB Financial Services, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of CNB Financial Services, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Financial Services, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




                                 /s/ SMITH ELLIOTT KEARNS & COMPANY, LLC



Hagerstown, Maryland
January 30, 2002

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2001 AND 2000


ASSETS                                                               2001                    2000
                                                                -------------           -------------
  Cash and due from banks                                       $   4,229,810           $   3,739,854
  Federal funds sold                                                     --                 1,207,684
  Securities available for sale
     (at approximate market value)                                 49,668,479              35,374,293
  Loans and lease receivable, net                                 110,536,744             104,003,931
  Accrued interest receivable                                       1,052,620               1,004,257
  Foreclosed real estate (held for sale), net                          14,898                    --
  Premises and equipment, net                                       4,283,625               3,167,302
  Deferred income taxes                                               225,894                 375,509
  Cash surrender value of life insurance                              883,533                 790,807
  Intangible assets                                                   105,168                 113,853
  Other assets                                                        540,672                 204,877
                                                                -------------           -------------

         TOTAL ASSETS                                           $ 171,541,443           $ 149,982,367
                                                                =============           =============


           LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Deposits:
        Demand                                                  $  19,174,111           $  16,164,702
        Interest-bearing demand                                    24,878,709              24,012,083
        Savings                                                    17,851,684              15,571,297
        Time, $100,000 and over                                    27,450,519              17,764,825
        Other time                                                 65,025,516              60,482,943
                                                                -------------           -------------
                                                                $ 154,380,539           $ 133,995,850
  Accrued interest payable                                          1,148,437               1,038,122
  Accrued expenses and other liabilities                            1,086,230               1,084,577
                                                                -------------           -------------

         TOTAL LIABILITIES                                      $ 156,615,206           $ 136,118,549
                                                                -------------           -------------

SHAREHOLDERS' EQUITY
  Common stock, $1 par value; 5,000,000  shares
       authorized; 458,048 shares outstanding                   $     458,048           $     458,048
  Capital surplus                                                   3,863,592               3,863,592
  Retained earnings                                                10,426,618               9,657,422
  Accumulated other comprehensive income                              177,979                (115,244)
                                                                -------------           -------------

         TOTAL SHAREHOLDERS' EQUITY                             $  14,926,237           $  13,863,818
                                                                -------------           -------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 171,541,443           $ 149,982,367
                                                                =============           =============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                              2001           2000            1999
                                                         ------------   ------------    ------------
INTEREST INCOME
   Interest and fees on loans                            $  9,381,949   $  8,887,114    $  7,779,359
   Interest and dividends on securities:
      United States Treasury securities                           274         25,232          55,516
      U.S. Government agencies and
         corporations                                       2,238,886      1,960,198       1,855,665
      State and political subdivisions                         29,450         60,002         185,680
      Other                                                    57,686          7,779           8,206
   Interest on federal funds sold                             159,744         94,914          60,968
                                                         ------------   ------------    ------------
                                                         $ 11,867,989   $ 11,035,239    $  9,945,394
                                                         ------------   ------------    ------------

INTEREST EXPENSE
   Interest on interest bearing demand,
     savings and time deposits                           $  5,935,078   $  5,359,871    $  4,594,966
   Interest on federal  funds purchased                         2,291          5,051           2,607
                                                         ------------   ------------    ------------
                                                         $  5,937,369   $  5,364,922    $  4,597,573
                                                         ------------   ------------    ------------

           NET INTEREST INCOME                           $  5,930,620   $  5,670,317    $  5,347,821

PROVISION FOR LOAN LOSSES                                     226,000        170,000         117,999
                                                         ------------   ------------    ------------

           NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                 $  5,704,620   $  5,500,317    $  5,229,822
                                                         ------------   ------------    ------------

NONINTEREST INCOME
   Service charges on deposit accounts                   $    545,882   $    282,866    $    247,159
   Other service charges, commissions
      and fees                                                259,887        211,982         176,951
   Insurance income                                           124,514         94,691          92,650
   Other operating income                                      49,498         59,148          55,139
   Gain on demutualization of insurance company                  --          195,889            --
   Net gain (loss) on sale of securities                          833        (13,991)         (4,262)
   Income from title company                                   44,877           --              --
   Gain (loss) on sale of other real estate owned                --           12,177          (2,890)
                                                         ------------   ------------    ------------
                                                         $  1,025,491   $    842,762    $    564,747
                                                         ------------   ------------    ------------

NONINTEREST EXPENSES
   Salaries                                              $  2,013,709   $  1,760,226    $  1,713,298
   Employee benefits                                          621,036        562,625         532,762
   Occupancy of premises                                      264,184        249,738         203,442
   Furniture and equipment expense                            254,232        248,053         262,794
   Other operating expenses                                 1,640,764      1,458,762       1,241,226
                                                         ------------   ------------    ------------
                                                         $  4,793,925   $  4,279,404    $  3,953,522
                                                         ------------   ------------    ------------

            INCOME BEFORE INCOME TAXES                   $  1,936,186   $  2,063,675    $  1,841,047

PROVISION FOR INCOME TAXES                                    699,781        757,835         620,818
                                                         ------------   ------------    ------------

            NET INCOME                                   $  1,236,405   $  1,305,840    $  1,220,229
                                                         ============   ============    ============

BASIC EARNINGS PER SHARE                                 $       2.70   $       2.85    $       2.66
                                                         ============   ============    ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                                                  ACCUMULATED
                                                                                                     OTHER           TOTAL
                                                    COMMON          CAPITAL       RETAINED        COMPREHENSIVE   SHAREHOLDERS'
                                                    STOCK (1)       SURPLUS (1)   EARNINGS (1)       INCOME           EQUITY
                                                  ------------    -------------  -------------   --------------  --------------
BALANCE, DECEMBER 31, 1998                        $    458,048    $  3,863,592   $  8,056,610    $    140,015    $ 12,518,265
                                                                                                                 ------------
Comprehensive income:
  Net income for 1999                                     --              --        1,220,229            --         1,220,229
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $632,348)           --              --             --        (1,031,725)     (1,031,725)
                                                                                                                 ------------
Total Comprehensive Income                                --              --             --              --           188,504
                                                                                                                 ------------
Cash dividends ($1.00 per share)                          --              --         (458,048)           --          (458,048)
                                                  ------------    ------------   ------------    ------------    ------------

BALANCE, DECEMBER 31, 1999                        $    458,048    $  3,863,592   $  8,818,791    $   (891,710)   $ 12,248,721
                                                                                                                 ------------
Comprehensive income:
   Net income for 2000                                    --              --        1,305,840            --         1,305,840
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $475,898)           --              --             --           776,466         776,466
                                                                                                                 ------------
Total Comprehensive Income                                --              --             --              --         2,082,306
                                                                                                                 ------------
Issuance of common stock                                12,000            --             --              --              --
Cancellation of stock                                  (12,000)           --             --              --              --
Cash dividends ($1.02 per share)                          --              --         (467,209)           --          (467,209)
                                                  ------------    ------------   ------------    ------------    ------------

BALANCE, DECEMBER 31, 2000                        $    458,048    $  3,863,592   $  9,657,422    $   (115,244)   $ 13,863,818
                                                                                                                 ------------
Comprehensive income:
   Net income for 2001                                    --              --        1,236,405            --         1,236,405
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $179,718)           --              --             --           293,223         293,223
                                                                                                                 ------------
Total Comprehensive Income                                --              --             --              --         1,529,628
                                                                                                                 ------------
Cash dividends ($1.02 per share)                          --              --         (467,209)           --          (467,209)
                                                  ------------    ------------   ------------    ------------    ------------

BALANCE, DECEMBER 31, 2001                        $    458,048    $  3,863,592   $ 10,426,618    $    177,979    $ 14,926,237
                                                  ============    ============   ============    ============    ============

(1) Restated to reflect the formation of CNB Financial Services, Inc. and the acquisition of Citizens National Bank and subsidiary on August 31, 2000 and accounted for as a pooling of interests.

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                                   2001            2000            1999
                                                                              -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                   $  1,236,405    $  1,305,840    $  1,220,229
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                 251,463         238,162         256,642
     Provision for loan losses                                                     226,000         170,000         117,999
     Deferred income taxes                                                         (30,103)         (1,686)         33,468
     Net (gain) loss on sale of securities                                            (833)         13,991           4,262
     (Gain) loss on sale of real estate owned                                         --           (12,177)          2,890
     (Gain) on demutualization of insurance company                                   --          (195,889)           --
     Loss on disposal and abandonment of fixed assets                                 --            55,254             407
     (Increase) decrease in loans held for sale                                       --            65,300         (65,300)
     (Increase) in accrued interest receivable                                     (48,363)       (132,586)        (24,927)
     (Increase) decrease in other assets                                          (235,995)         95,169         131,082
     Increase in accrued interest payable                                          110,315         221,503          84,740
     (Increase) in cash surrender value on life insurance in excess
          of premiums paid                                                         (42,882)        (70,180)        (16,059)
     Increase in accrued expenses and other liabilities                              1,653          12,126          42,647
     Amortization of deferred loan (fees) cost                                      55,000          42,633          44,375
     Amortization (accretion) of premium and discount on investments               (28,920)         (1,709)         (1,030)
                                                                              ------------    ------------    ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                            $  1,493,740    $  1,805,751    $  1,831,425
                                                                              ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) in loans                                                     $ (6,824,573)   $ (8,118,916)   $(12,094,817)
  Proceeds from loan sales                                                            --         1,027,345            --
  Proceeds from sales of securities                                                901,406       2,659,593       7,290,995
  Proceeds from maturities of securities                                        52,450,000       1,570,000       8,495,000
  Purchases of securities                                                      (67,142,898)     (6,981,238)    (15,046,019)
  Purchases of premises and equipment and computer software                     (1,456,617)        (83,935)       (100,377)
  Proceeds from sale of other real estate owned, net                                  --            79,115         119,489
  Net (increase) in real estate owned, net                                          (4,138)           --            (4,438)
  Investment in title company                                                       (5,000)           --              --
  Return of capital from title company                                               2,715            --              --
  Net (increase) decrease in federal funds sold                                  1,207,684      (1,207,684)      2,000,000
  Premiums paid on life insurance                                                  (49,843)        (49,893)        (49,944)
  Purchase of intangibles                                                             --           (14,270)           --
                                                                              ------------    ------------    ------------
         NET CASH (USED IN) INVESTING ACTIVITIES                              $(20,921,264)   $(11,119,883)   $ (9,390,111)
                                                                              ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in demand and savings deposits                                  $  6,156,422    $    705,412    $    845,246
 Net increase in time deposits                                                  14,228,267       8,780,490       8,344,481
 Cash dividends paid                                                              (467,209)       (467,209)       (458,048)
                                                                              ------------    ------------    ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                            $ 19,917,480    $  9,018,693    $  8,731,679
                                                                              ------------    ------------    ------------

         NET INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS                                                      $    489,956    $   (295,439)   $  1,172,993
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   3,739,854       4,035,293       2,862,300
                                                                              ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $  4,229,810    $  3,739,854    $  4,035,293
                                                                              ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid during the year:
               Interest                                                       $  5,827,054    $  5,143,419    $  4,512,832
               Income taxes                                                   $    768,500    $    716,000    $    639,000
      Net transfer to foreclosed real estate, held for sale
          from loans receivable                                               $     10,760    $       --      $     62,500


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

       Citizens National Bank of Berkeley Springs (the "Bank"), a wholly owned subsidiary of CNB, provides a variety of banking services to individuals and businesses through its two locations in Morgan County, West Virginia and its two locations in Berkeley County, West Virginia. Its primary deposit products are demand deposits and certificates of deposit, and its primary lending products are commercial business, real estate mortgage and installment loans.

       In February 2001, CNB became a 50% member in a limited liability corporation, Morgan County Title Insurance Agency, LLC which sells title insurance.

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

       PRINCIPLES OF CONSOLIDATION:
       The consolidated financial statements of CNB Financial Services, Inc., include the accounts of the Company and its wholly owned subsidiary, Citizens National Bank and CNB Insurance Services, Inc., a wholly owned subsidiary of the Bank. The financial statements of Morgan County Title Insurance Agency, LLC are not included in these consolidated financial statements. All significant intercompany transactions and balances have been eliminated.

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

       IMPAIRED LOANS:
       Impaired loans are defined as those loans for which it is probable that contractual amounts due will not be received. Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, requires that the measurement of impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Larger groups of small-balance loans such as residential mortgage and installment loans that are considered to be part of homogeneous loan pools are aggregated for the purpose of measuring impairment, and therefore, are not subject to these statements. Management has established a dollar-value threshold for commercial loans. The larger commercial loans are evaluated in accordance with the statements. No loans are considered to be impaired at December 31, 2001 and 2000.

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

       INTANGIBLE ASSETS:
                Intangible assets represent the acquisition of customer lists, contracts and records in the amount of $130,270 in November 1998 and January 2000 by CNB Insurance Services, Inc. The intangible assets are being amortized over fifteen years on a straight line basis. Intangible assets also included computer software, which is being amortized over 3-5 years.

       LOAN SERVICING:
       The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans: product type, investor type, interest rate, term and geographic location. An analysis of the risk characteristics of CNB's loan servicing portfolio allows for all loans to be defined by one risk category.

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

       ADVERTISING COSTS:
       The Company expenses advertising costs in the period in which they are incurred. Advertising cost amounted to $110,979, $112,642 and $82,459 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

                The components of the change in net unrealized gains (losses) on securities were as follows:


                                                                    2001            2000          1999
                                                                ------------   ------------   ------------
        Unrealized holding gains (losses) arising during
           the year                                             $   473,774    $ 1,238,373    $(1,668,335)
        Reclassification adjustment for (gains) losses
           realized in net income                                      (833)        13,991          4,262
                                                                -----------    -----------    -----------
        Net unrealized holding gains
           (losses) before taxes                                $   472,941    $ 1,252,364    $(1,664,073)
        Tax effect                                                 (179,718)      (475,898)       632,348
                                                                -----------    -----------    -----------

        Net change                                              $   293,223    $   776,466    $(1,031,725)
                                                                ===========    ===========    ===========


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

NOTE 3.  INVESTMENT IN LIMITED LIABILITY CORPORATION

       In February 2001, CNB paid $5,000 to become a 50% member in a limited liability corporation, Morgan County Title Insurance Agency, LLC for the purpose of selling title insurance. CNB accounts for their investment in Morgan County Title Insurance Agency, LLC under the equity method of accounting.

       The following represents the limited liability corporation only financial information:

              MORGAN COUNTY TITLE INSURANCE AGENCY, LLC
                  STATEMENT OF FINANCIAL CONDITION
                          DECEMBER 31, 2001


        ASSETS

           Cash                                             $4,571
                                                            ------

                  TOTAL ASSETS                              $4,571
                                                            ======


        MEMBERS' EQUITY                                     $4,571
                                                            ------

                 TOTAL MEMBERS' EQUITY                      $4,571
                                                            ======

                   MORGAN COUNTY TITLE INSURANCE AGENCY, LLC
                              STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 2001



        INCOME
           Insurance commissions                     $115,135
                                                     --------
               TOTAL INCOME                          $115,135
                                                     --------

        EXPENSES
           Management fees                           $ 22,000
           Other expenses                               3,382
                                                     --------
               TOTAL EXPENSES                        $ 25,382
                                                     --------

               NET INCOME                            $ 89,753
                                                     ========



                       MORGAN COUNTY TITLE INSURANCE AGENCY, LLC
                                 STATEMENT OF CASH FLOWS
                              YEAR ENDED DECEMBER 31, 2001


        CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                             $ 89,753
                                                                               --------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES                     $ 89,753
                                                                               --------

        CASH FLOWS FROM FINANCING ACTIVITIES
            Members capital contribution                                       $ 10,000
            Profit and capital distributed                                      (95,182)
                                                                               --------
                 NET CASH (USED IN) FINANCING ACTIVITIES                       $(85,182)
                                                                               --------
                 NET INCREASE IN CASH AND CASH
                     EQUIVALENTS                                               $  4,571
        CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         $   --
                                                                               --------
        CASH AND CASH EQUIVALENTS AT END OF YEAR                               $  4,571
                                                                               ========


NOTE 4.  RESTRICTIONS ON CASH AND DUE FROM BANKS

       The Bank is required to maintain average daily reserve balances with the Federal Reserve Bank. The amount of these required reserves, calculated based on percentages of certain deposit balances was $949,000 at December 31, 2001.

NOTE 5.  SECURITIES AVAILABLE FOR SALE

       The amortized cost and estimated market value of debt securities at December 31, 2001 and December 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

       Securities available for sale are summarized as follows:


                                                                          2001                                    WEIGHTED
                                      ---------------------------------------------------------------------        AVERAGE
                                                             GROSS              GROSS           ESTIMATED            TAX
                                        AMORTIZED          UNREALIZED         UNREALIZED           FAIR          EQUIVALENT
                                           COST              GAINS              LOSSES            VALUE             YIELD
                                      ---------------    ---------------    ---------------   ------------------------------
Available for sale:
    U.S. Government agencies
      and corporations
      Within one year                   $ 1,250,000       $     1,328         $      --          $ 1,251,328        6.63 %
      After 1 but within 5 years         29,007,880           116,337         $   151,186        $28,973,031        4.67
      After 5 but within 10 years        17,818,385           327,707               3,568         18,142,524        6.28
                                        -----------       -----------         -----------        -----------
                                        $48,076,265       $   445,372         $   154,754        $48,366,883        5.27
                                        -----------       -----------         -----------        -----------

    States and political subdivisions
      After 1 but within 5 years        $   350,000       $     1,020         $      --          $   351,020        6.75
      After 5 but within 10 years           200,000              --                 4,574            195,426        8.02
                                        -----------       -----------         -----------        -----------
                                        $   550,000       $     1,020         $     4,574        $   546,446        7.21
                                        -----------       -----------         -----------        -----------

    Federal Reserve Bank stock          $   129,650       $      --           $      --          $   129,650        6.00
    Federal Home Loan Bank stock            625,500              --                  --              625,500        5.75
                                        -----------       -----------         -----------        -----------
                                        $   755,150       $      --           $      --          $   755,150        5.79
                                        -----------       -----------         -----------        -----------

Total securities available for sale     $49,381,415       $   446,392         $   159,328        $49,668,479        5.30 %
                                        ===========       ===========         ===========        ===========


                                                                          2000                                    WEIGHTED
                                      ---------------------------------------------------------------------        AVERAGE
                                                             GROSS              GROSS           ESTIMATED            TAX
                                        AMORTIZED          UNREALIZED         UNREALIZED           FAIR          EQUIVALENT
                                           COST              GAINS              LOSSES            VALUE             YIELD
                                      ---------------    ---------------    ---------------   ------------------------------
Available for sale:
    U.S. Treasury securities
      After 1 but within 5 years        $   400,432       $     6,443         $      --          $   406,875        6.78 %
                                        -----------       -----------         -----------        -----------

    U.S. Government agencies
      and corporations
      After 1 but within 5 years        $18,597,039       $    15,689         $   179,645        $18,433,083        6.40
      After 5 but within 10 years        15,276,363            43,845              76,654         15,243,554        7.01
                                        -----------       -----------         -----------        -----------
                                        $33,873,402       $    59,534         $   256,299        $33,676,637        6.68
                                        -----------       -----------         -----------        -----------

    States and political subdivisions
      After 1 but within 5 years        $   350,000       $       810         $      --          $   350,810        6.75
      After 5 but within 10 years           100,000               907                --              100,907        7.33
      After 10 years                        100,000             2,714                --              102,714        8.72
                                        -----------       -----------         -----------        -----------
                                        $   550,000       $     4,431         $      --          $   554,431        7.21
                                        -----------       -----------         -----------        -----------

    Federal Reserve Bank stock          $   129,650       $      --           $      --          $   129,650        6.00
    Federal Home Loan Bank stock            606,700              --                  --              606,700        7.25
                                        -----------       -----------         -----------        -----------
                                        $   736,350       $      --           $      --          $   736,350        7.03
                                        -----------       -----------         -----------        -----------

Total securities available for sale     $35,560,184       $    70,408         $   256,299        $35,374,293        6.70 %
                                        ===========       ===========         ===========        ===========


       The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $12,099,922 at December 31, 2001 and $10,591,329 at December 31, 2000.

       Proceeds from sales of securities available for sale (excluding maturities) for the years ended December 31, 2001, 2000 and 1999 were $901,406, $2,659,593 and $7,290,995, respectively. Gross gains and
       (losses) of $7,071 and $(6,238) in 2001, $7,115 and $(21,106) in 2000,
       and $15,829 and $(20,091) in 1999 were realized on the respective sales.

NOTE 6.  LOANS AND LEASE RECEIVABLE

       Major classifications of loans at December 31, 2001 and 2000 were as follows:

                                               2001                 2000
                                          --------------       -------------

Loans:
   Real estate                            $  67,859,963        $  65,278,200
   Commercial real estate                    12,458,880            9,944,333
   Consumer                                  24,197,964           23,707,840
   Commercial                                 6,977,624            6,036,583
   Overdrafts                                    86,694               20,441
                                          -------------        -------------
                                          $ 111,581,125        $ 104,987,397

Lease:                                          139,608              143,000
                                          -------------        -------------
                                          $ 111,720,733        $ 105,130,397
Net deferred loan fees,
    premiums and discounts                      152,971               89,867
Allowance for loan losses                    (1,336,960)          (1,216,333)
                                          -------------        -------------
                                          $ 110,536,744        $ 104,003,931
                                          =============        =============

       At December 31, 2001, approximately $26,906,000 or 33.4% of the real estate loans had fixed rates of interest and $53,552,000 or 66.6% had adjustable rates of interest.

       The net investment in the direct financing lease was $139,608 at December 31, 2001.

       An analysis of the allowance for loan losses were as follows:

                                     2001            2000            1999
                                 ------------    ------------    -----------

Balance, beginning               $ 1,216,333     $ 1,147,846     $ 1,122,155
    Provision charged to
        operations                   226,000         170,000         117,999
    Recoveries                        29,729          19,494          26,270
    Loans charged off               (135,102)       (121,007)       (118,578)
                                 -----------     -----------     -----------
Balance, ending                  $ 1,336,960     $ 1,216,333     $ 1,147,846
                                 ===========     ===========     ===========

       Loans are placed on nonaccrual status when, in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. A summary of nonaccrual loans is as follows:

                                                  DECEMBER 31,
                                     ---------------------------------------
                                            2001                 2000
                                     -----------------     -----------------

        Consumer loans               $    25,173           $   22,125
                                     =================     =================

       The contractual amount of interest that would have been recorded on nonaccrual loans during 2001 and 2000 was $9,976 and $6,532, respectively. The amount of interest income that was recorded on nonaccrual loans during 2001 and 2000 was $6,719 and $427, respectively.

       The Bank is not committed to lend additional funds to debtors whose loans are nonperforming or on nonaccrual status.

       The Bank has no loans which are considered to be impaired at December 31, 2001 and 2000. However, at December 31, 2001, management is aware of two commercial loans with aggregate uninsured balances of $280,739 which the borrowers have exhibited weaknesses. A specific allowance of $100,000 related to these loans has been established as part of the allowance for loan losses. The loans are collateralized and any additional potential loss would be minimal.

NOTE 7.  LOAN SERVICING

       Mortgage loans serviced for others are not included in the accompanying financial statements. The unpaid principal balances of mortgage loans serviced for others were $6,089,473 and $6,383,029 at December 31, 2001 and 2000, respectively.

       Custodial balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $10,988 and $79,558 at December 31, 2001 and 2000, respectively.

       The Bank did not capitalize any mortgage servicing rights in 2001, 2000 or 1999. An analysis of the predominant risk characteristics indicates that there is not more than a normal amount of prepayment risk and thus no write down is necessary. Amortization of mortgage servicing rights was $1,792, $2,264 and $2,258 in 2001, 2000 and 1999, respectively. Mortgage servicing rights at December 31, 2001 and 2000 were $32,169 and $33,961, respectively.

NOTE 8.  PREMISES AND EQUIPMENT

       Major classifications of premises and equipment at December 31 were as follows:

                                                     2001             2000
                                                  -----------      ----------

         Land and land improvements               $1,435,174       $  985,050
         Banking house - Main                      1,334,788        1,299,557
         Banking house - Valley Road branch          521,431          521,431
         Banking house - Hedgesville branch          765,137          765,137
         Furniture, fixtures and equipment         2,124,581        1,722,487
                                                  ----------       ----------
                                                  $6,181,111       $5,293,662
              Less accumulated depreciation        2,344,408        2,126,360
                                                  ----------       ----------
                                                  $3,836,703       $3,167,302
         Construction in progress                    446,922             --
                                                  ----------       ----------
                                                  $4,283,625       $3,167,302
                                                  ==========       ==========

       Depreciation expense amounted to $220,698, $200,995 and $209,339 in 2001, 2000 and 1999, respectively.

       The Bank exercised an option to purchase a parcel of land in Martinsburg, Berkeley County West Virginia for the future site of a full-service branch. A building is under construction and the Bank expects the branch to open in the first quarter of 2002. The Bank opened a temporary banking facility near the location in August 2001.

       Also, in December 2001, the Bank entered into a contract to upgrade its technology systems. The technology is expected to create operational efficiencies and enhance customer service and product delivery.

       The Bank's remaining commitments totaled $921,000 at December 31, 2001 to construct the new branch location and upgrade the Bank's technology systems.

NOTE 9.  INTANGIBLE ASSETS

       Computer software included in the balance sheet caption "Other Assets" amounted to $128,534 and $31,018 at December 31, 2001 and 2000,
       respectively. Comptuer software is amortized over 3 to 5 years.

       Intangible assets representing customer lists, contracts and records acquired by CNB Insurance amounted to $105,168 and $113,852 at December 31, 2001 and 2000, respectively. These intangibles are amortized over fifteen years on a straight line basis.

       Amortization expense on intangible assets amounted to $30,765, $37,167 and $47,303 in 2001, 2000 and 1999, respectively.

NOTE 10.  TIME DEPOSITS

       At December 31, 2001, the scheduled maturities of time deposits are as follows:

                                  TIME DEPOSITS           ALL TIME
                                $100,000 AND OVER         DEPOSITS
                                -----------------       -----------

                  2002             $ 9,521,464          $40,027,878
                  2003              13,829,338           34,038,875
                  2004               3,841,295           14,802,033
                  2005                    --              1,821,155
                  2006                 258,422            1,786,094
                                   -----------          -----------
                                   $27,450,519          $92,476,035
                                   ===========          ===========


NOTE 11.  MEMBERSHIP IN FEDERAL HOME LOAN BANK

       Effective October 4, 2000, Citizens National Bank became a member of the Federal Home Loan Bank (FHLB) of Pittsburgh. By virtue of its membership, the Bank has the ability to obtain borrowings from the FHLB. Access to borrowing is dependent upon submission of advance applications and adequate collateral. The Bank has no outstanding advances from the FHLB at December 31, 2001 and 2000, respectively.

NOTE 12.  UNUSED LINES OF CREDIT

       The Bank entered into an open-ended unsecured line of credit with Bank of America for $5,000,000 for federal fund purchases. Funds issued under this agreement are at the Bank of America federal funds rate effective at the time of borrowing. The line matures September 30, 2002. The Bank had not drawn on these funds at December 31, 2001 and 2000.

       The Bank also entered into an open-ended unsecured line of credit with Wachovia Bank of N.C. for $1,000,000 for federal fund purchases and $200,000 for a standby letter of credit. Funds issued under this agreement are at the Wachovia Bank of N.C. federal funds rate effective at the time of borrowing. This line matures July 31, 2002. The Bank had not drawn any of these funds at December 31, 2001 and 2000.

NOTE 13.  OPERATING LEASES

       The Bank entered into two lease agreements in 2001. A lease for a parcel of land to locate a temporary banking unit required a monthly payment of $1,500. The additional lease was for the temporary banking unit which required a monthly payment of $3,575. Both leases were classified as operating leases.

       The Bank had two lease agreements which were terminated in 2000. A lease for additional parking which required an annual payment of $2,500 was not renewed by the Bank in March 2000.

       The lease for equipment was terminated by the Bank in February 2000. Both leases were classified as operating leases.

       Lease expense under operating leases for the periods ending December 31, 2001, 2000 and 1999 amounted to $30,738, $1,205 and $11,752, respectively.

NOTE 14.   PENSION PLAN

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

       The following table sets forth information about the Bank's plan as of October 31:


                                                    2001            2000             1999
                                                 ------------    -----------     -----------
         Change in benefit obligation:
            Benefit obligation at
                beginning of year                $ 2,356,019     $ 2,265,218     $ 2,451,242
            Service cost                             107,250         115,427         116,483
            Interest cost                            185,125         179,194         167,701
            Actuarial (gain) loss                     17,282         (93,277)         (5,239)
            Change due to amendment                     --             3,069        (350,612)
            Change in discount rate                  166,447            --              --
            Benefits paid                           (120,388)       (113,612)       (114,357)
                                                 -----------     -----------     -----------

            Benefit obligation at end of
                year                             $ 2,711,735     $ 2,356,019     $ 2,265,218
                                                 -----------     -----------     -----------

         Change in plan assets:
            Fair value of plan assets at
               beginning of year                 $ 2,294,234     $ 2,112,741     $ 2,008,519
            Actual return on plan assets            (156,520)        116,729          98,484
            Employer contribution                     99,502         178,376         120,095
            Benefits paid                           (120,388)       (113,612)       (114,357)
                                                 -----------     -----------     -----------

            Fair value of plan assets
               at end of year                    $ 2,116,828     $ 2,294,234     $ 2,112,741
                                                 -----------     -----------     -----------

         Funded status                           $  (594,907)    $   (61,785)    $  (152,477)
         Unrecognized net actuarial
              (gain) loss                            321,327        (188,435)       (155,193)
         Unrecognized prior service
              cost                                    44,855          68,514          76,376
         Unrecognized net transition
              (asset)                                (16,941)        (26,511)        (36,081)
                                                 -----------     -----------     -----------

              Prepaid (accrued) benefit cost     $  (245,666)    $  (208,217)    $  (267,375)
                                                 ===========     ===========     ===========

         Weighted average assumptions
             as of October 31:
                 Discount rate                           7.3%            8.0%            8.0%
                 Expected return on plan
                     assets                              8.5%            8.5%            8.5%
                 Rate of compensation increase           4.3%            5.0%            5.0%

         Components of net periodic cost:
             Service cost                        $   107,250     $   115,427     $   116,483
             Interest cost                           185,125         179,194         167,701
             Expected return on plan assets         (189,974)       (176,764)       (167,776)
             Special termination benefit cost         23,069            --              --
             Net amortization                         11,481          11,446          11,446
                                                 -----------     -----------     -----------

                 Net periodic plan cost          $   136,951     $   129,303     $   127,854
                                                 ===========     ===========     ===========

NOTE 15.  401(k) PROFIT SHARING PLAN

       All employees are eligible to participate in the Bank's 401(k) Profit Sharing Plan after completing one year of service. Employees may defer up to 15% of their salary in 2001, 2000 and 1999. The Bank may, at the discretion of the Board of Directors, match all or part of the employee deferrals. For 2001, 2000 and 1999, the Bank matched 50% of employee deferrals up to 5% of salary. The percentage of match varies based on the Bank's profit level.

       The Bank's contribution charged to income during 2001, 2000 and 1999 was $24,000, $25,200 and $19,800, respectively.

NOTE 16.  DEFERRED COMPENSATION PLAN

       The Bank has a plan pursuant to which a director may elect to waive receipt of all or a portion of his fees for Board of Directors' meetings or committee meetings in exchange for a retirement benefit to be received during a ten-year period after attaining a certain age. The Bank has acquired life insurance on the lives of participating directors to fund its obligation under the plan. The cash surrender value of these life insurance policies has been recorded as an asset. The present value of payments to be paid to directors or their beneficiaries for services rendered to date has been recorded as a liability. The expense for these benefits was $11,032, $(18,941) and $33,727 for 2001, 2000 and 1999,
       respectively.

NOTE 17.  SHAREHOLDERS' EQUITY

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

       All references in the accompanying consolidated financial statements and notes to per share amounts have been restated to reflect the above stock split and shares issued in the acquisition of the Bank by CNB. Basic earnings and dividends per share have been computed based on 458,048 weighted average number of shares outstanding in 2001, 2000 and 1999.

NOTE 18.  GAIN ON DEMUTUALIZATION OF INSURANCE COMPANY

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

NOTE 19.  INCOME TAXES

       Income taxes reflected in the statements of income are as follows:

                                                   YEARS ENDED DECEMBER 31,
                                          --------------------------------------
                                              2001           2000         1999
                                          -----------    ----------    ---------
         Federal:
            Current                        $ 656,915     $ 677,117     $ 526,454
            Deferred                         (50,201)        1,932        30,090
         State:
            Current                           72,969        82,404        60,896
            Deferred                          20,098        (3,618)        3,378
                                           ---------     ---------     ---------

              Provision for income taxes   $ 699,781     $ 757,835     $ 620,818
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


                                                               YEARS ENDED DECEMBER 31,
                                                        ------------------------------------
                                                           2001         2000         1999
                                                        ----------   ----------   ----------
            Income tax expense at the
               statutory rate (34%)                     $ 658,303    $ 701,650    $ 625,956
            Increases (decreases) resulting
               from:
                 Nontaxable interest income,
                     net of non-deductible interest
                     expense                              (19,739)     (26,139)     (66,084)
                 State income taxes, net of
                     federal income tax benefit            93,027       78,786       64,274
                 Other                                    (31,810)       3,538       (3,328)
                                                        ---------    ---------    ---------

                    Provision for income taxes          $ 699,781    $ 757,835    $ 620,818
                                                        =========    =========    =========

       Federal and state income taxes receivable included in the balance sheet as other assets were $80,538 and $41,513 at December 31, 2001 and 2000, respectively.

       The components of deferred taxes included in the balance sheet as of December 31 are as follows:


                                                                  2001            2000
                                                               ----------      ---------
         Deferred tax assets:
             Provision for loan losses                         $ 416,943       $ 373,518
             Deferred compensation plan                          206,813         197,515
             Postretirement benefits                              46,950          38,845
             Defined benefit plan                                 79,992          89,874
             Organizational costs                                  3,637           3,994
             Net unrealized loss on securities
                available for sale                                  --            70,634
                                                               ---------       ---------
                                                               $ 754,335       $ 774,380
                                                               ---------       ---------
         Deferred tax liabilities:
             Deferred compensation plan                        $(176,707)      $(158,161)
             Mortgage servicing rights                           (11,581)        (12,226)
             Net unrealized gain on securities
                available for sale                              (109,084)           --
             Depreciation                                       (231,069)       (228,484)
                                                               ---------       ---------
                                                               $(528,441)      $(398,871)
                                                               ---------       ---------

         Net deferred tax asset                                $ 225,894       $ 375,509
                                                               =========       =========

       Generally accepted accounting principles require a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Bank believes that the deferred tax assets will be realized and therefore no valuation allowance was established.

NOTE 20.  OTHER OPERATING EXPENSES


                                                                2001              2000              1999
                                                             ---------         ---------         ---------
           Stationery, supplies and printing                 $ 159,195         $ 122,410         $ 117,146
           Data processing                                     194,639           163,125           131,213
           Director's fees                                     138,600           133,875           137,002
           Postage                                              92,899            75,516            77,043
           Telephone                                            62,567            58,709            57,823
           Professional fees                                   210,345           161,632           123,981
           ATM fees                                            100,369           101,149            84,676
           Advertising and public relations                    136,463           141,843            96,133
           Other                                               545,687           500,503           416,209
                                                           -----------       -----------       -----------

               Total other operating expenses              $ 1,640,764       $ 1,458,762       $ 1,241,226
                                                           ===========       ===========       ===========


NOTE 21.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

       CNB is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk which are not reflected in the statements of financial condition. The contractual amounts of those instruments reflect the extent of involvement CNB has in particular classes of financial instruments.

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

       CNB evaluates each customer's creditworthiness and related collateral on a case-by-case basis. The amount of collateral obtained if deemed necessary by CNB upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, real estate, equipment and income-producing commercial properties.

       Standby letters of credit written are conditional commitments issued by CNB to guarantee the performance of a customer to a third party. Those guarantees are issued to support public and private borrowing arrangements, bond financing and similar transactions. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending loan facilities to customers.

       A summary of off-balance sheet instruments as of December 31 is as follows:


                                                                       2001             2000
                                                                ---------------   ---------------
          Commitments:
             To originate:
                 Fixed rate loans                                  $   601,585         $ 316,530
                 Adjustable rate loans                               1,158,644           362,127
                                                                   ------------        ----------
                                                                   $ 1,760,229         $ 678,657
          Letters of credit                                            519,364           700,783
          Undisbursed portion of construction
              loans                                                  3,012,301         1,225,775
          Available credit granted on commercial
              loans                                                  4,599,816         2,917,707
          Available credit on personal lines
              of credit                                                453,613           420,833
          Undisbursed portion of home equity loans                   1,715,316         1,340,053
                                                                   -----------       -----------
                                                                   $12,060,639       $ 7,283,808
                                                                   ===========       ===========

NOTE 22. SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

       CNB's primary business is mortgage loans, which consists of originating residential, construction, multi-family and commercial real estate loans and consumer and commercial loans. CNB's primary lending area is Morgan and Berkeley Counties, West Virginia. Loans are occasionally made in surrounding counties in West Virginia, Maryland, Virginia and Pennsylvania.

       CNB evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by CNB upon the extension of credit is based on management's credit evaluation of the customer. Collateral held varies but generally includes vehicles, equipment and real estate.

NOTE 23.  REGULATORY MATTERS

       The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

       As of December 31, 2001 and 2000, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

       The Bank's actual capital amounts and ratios are presented in the table. There were no deductions from capital for interest-rate risk in 2001 and 2000.

                                                                                   RATIO
                                                            --------------------------------------------------------
                                               ACTUAL                                               TO BE WELL
                                               AMOUNT                                            CAPITALIZED UNDER
                                                 IN                            FOR CAPITAL       PROMPT CORRECTIVE
                                              THOUSANDS        ACTUAL      ADEQUACY PURPOSES     ACTION PROVISIONS
                                       -----------------------------------------------------------------------------
       As of December 31, 2001:
          Total Capital
             (to Risk Weighted
              Assets)                          $15,981         16.19%          8.0%                  10.0%
          Tier I Capital
             (to Risk Weighted
             Assets)                           $14,746         14.94%          4.0%                   6.0%
          Tier I Capital
             (to Average Assets)               $14,746          8.73%          4.0%                   5.0%


       As of December 31, 2000:
          Total Capital
             (to Risk Weighted
              Assets)                          $15,103         16.94%          8.0%                  10.0%
          Tier I Capital
             (to Risk Weighted
             Assets)                           $13,987         15.69%          4.0%                   6.0%
          Tier I Capital
             (to Average Assets)               $13,987          9.33%          4.0%                   5.0%


NOTE 24.  REGULATORY RESTRICTIONS

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

       Section 23A of the Federal Reserve Act (the "Act") prohibits affiliates from transferring funds to CNB in the form of loans or advances exceeding 10% of its capital stock and surplus, as defined in the Act. In addition, all loans or advances to nonbank affiliates must be secured by specific collateral. Based on this limitation, there was approximately $1,474,000 available for loans or advances to CNB as of December 31, 2001, at which time there were no material loans or advances outstanding.

NOTE 25.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

       The estimated fair value of financial instruments at December 31, is summarized as follows:


                                                           2001                                  2000
                                          --------------------------------------  ------------------------------------
                                              CARRYING                              CARRYING
                                               AMOUNT            FAIR VALUE           AMOUNT              FAIR VALUE
                                          --------------      -----------------   -------------        ---------------
        Financial Assets:
           Cash, due from banks and
               federal funds sold          $  4,229,810       $  4,229,810        $  4,947,538         $  4,947,538
            Securities available for
               sale                          49,668,479         49,668,479          35,374,293           35,374,293
             Loans                          110,536,744        110,959,202         104,003,931          103,766,162
             Accrued interest receivable      1,052,620          1,052,620           1,004,257            1,004,257
             Mortgage servicing rights           32,169             32,169              33,961               33,961
        Financial Liabilities:
              Demand deposits              $ 61,904,504       $ 61,904,504        $ 55,748,082         $ 55,748,082
              Time deposits                  92,476,035         95,724,104          78,247,768           83,199,316
              Accrued interest payable        1,148,437          1,148,437           1,038,122            1,038,122
        Off Balance - Sheet
               Financial Instruments:
               Letters of credit           $       --         $      1,472        $       --           $      2,706



NOTE 26. RELATED PARTY TRANSACTIONS

       In the ordinary course of business, the Bank has granted loans to officers, directors, and their affiliates amounting to $1,308,100 and $1,390,281 at December 31, 2001 and 2000, respectively. During 2001, $708,747 of new loans were made, or became reportable, and repayments and other decreases totaled $790,928. Deposits from related parties held by the Bank at December 31, 2001 and 2000 amounted to $2,248,568 and $2,513,952, respectively.

NOTE 27.  PARENT COMPANY ONLY FINANCIAL INFORMATION

     The following represents parent company only financial information:


                 STATEMENTS OF FINANCIAL CONDITION (PARENT ONLY)
                           DECEMBER 31, 2001 AND 2000


ASSETS                                                     2001                  2000
                                                      -------------         -------------
   Cash                                               $      2,591          $       --
   Investment in Citizens National Bank                 14,924,237            13,871,712
   Deferred income taxes                                     3,637                 3,994
   Other assets                                              5,785                  --
                                                      ------------          ------------

          TOTAL ASSETS                                $ 14,936,250          $ 13,875,706
                                                      ============          ============


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Accrued expenses and other liabilities             $     10,013          $     11,888
                                                      ------------          ------------

         TOTAL LIABILITIES                            $     10,013          $     11,888
                                                      ------------          ------------

SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000 shares
       authorized; 458,048 shares outstanding         $    458,048          $    458,048
   Capital surplus                                       3,863,592             3,863,592
   Retained earnings                                    10,426,618             9,657,422
   Accumulated other comprehensive income                  177,979              (115,244)
                                                      ------------          ------------

         TOTAL SHAREHOLDERS' EQUITY                   $ 14,926,237          $ 13,863,818
                                                      ------------          ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 14,936,250          $ 13,875,706
                                                      ============          ============

                         STATEMENTS OF INCOME (PARENT ONLY)
                       YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                 2001           2000
                                                             ------------   -----------

Dividend income                                              $   477,209    $   302,311
Income from title company                                         44,876           --
Noninterest expense                                              (42,225)       (11,888)
                                                             -----------    -----------

INCOME BEFORE INCOME  TAXES AND EQUITY IN
    UNDISTRIBUTED EARNINGS OF CITIZENS NATIONAL BANK         $   479,860    $   290,423
Income tax credit (expense)                                       (2,757)         3,994
                                                             -----------    -----------

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF
    CITIZENS NATIONAL BANK                                   $   477,103    $   294,417
Equity in undistributed earnings of Citizens National Bank       759,302      1,011,423
                                                             -----------    -----------

NET INCOME                                                   $ 1,236,405    $ 1,305,840
                                                             ===========    ===========



                     STATEMENTS OF CASH FLOWS (PARENT ONLY)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                         2001           2000
                                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $ 1,236,405    $ 1,305,840
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Deferred income taxes                                                   357         (3,994)
     Increase (decrease) in accrued expenses and other liabilities        (1,875)        11,888
     Increase in other assets                                             (3,500)          --
     Equity in undistributed earnings of Citizens National Bank         (759,302)    (1,011,423)
                                                                     -----------    -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                   $   472,085    $   302,311
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in title company                                     $    (5,000)   $      --
     Return of capital from title company                                  2,715           --
                                                                     -----------    -----------
         NET CASH (USED IN) INVESTING ACTIVITIES                     $    (2,285)   $      --
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash dividends paid                                                 (467,209)   $  (302,311)(1)
                                                                     -----------    -----------
         NET CASH (USED IN) FINANCING ACTIVITIES                     $  (467,209)   $  (302,311)
                                                                     -----------    -----------
         NET INCREASE  IN CASH AND CASH
             EQUIVALENTS                                             $     2,591    $      --
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       $      --      $      --
                                                                     -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                             $     2,591    $      --
                                                                     ===========    ===========

(1) Represents dividends paid by CNB Financial Services, Inc. subsequent to its acquisition of the Bank.

NOTE 28.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                  2001
                                    ----------------------------------------------------------------
                                       FIRST           SECOND            THIRD            FOURTH
                                      QUARTER          QUARTER          QUARTER           QUARTER
                                    ------------     -------------    ------------      ------------
                                                               In thousands
Interest income                     $     2,900      $     3,012      $     3,029       $     2,927
Interest expense                          1,472            1,519            1,489             1,457
                                    -----------      -----------      -----------       -----------
Net interest income                       1,428            1,493            1,540             1,470

Provision for loan losses                    51               61               57                57
Noninterest income                          172              269              286               298
Noninterest expense                       1,094            1,188            1,223             1,289
                                    -----------      -----------      -----------       -----------

Income before income taxes                  455              513              546               422

Provision for income taxes                  160              187              187               166
                                    -----------      -----------      -----------       -----------

Net income                          $       295      $       326      $       359       $       256
                                    ===========      ===========      ===========       ===========

Basic earnings per share            $      0.64      $      0.71      $      0.78       $      0.57
                                    ===========      ===========      ===========       ===========



                                                                  2000
                                    ----------------------------------------------------------------
                                       FIRST           SECOND            THIRD            FOURTH
                                      QUARTER          QUARTER          QUARTER           QUARTER
                                    ------------     ------------     ------------      ------------
                                                               In thousands
Interest income                     $     2,631          $ 2,692      $     2,795       $     2,917
Interest expense                          1,238            1,277            1,382             1,468
                                    -----------      -----------      -----------       -----------
Net interest income                       1,393            1,415            1,413             1,449

Provision for loan losses                    30               30               30                80
Noninterest income                          365              153              161               164
Noninterest expense                       1,124            1,047            1,024             1,084
                                    -----------      -----------      -----------       -----------

Income before income taxes                  604              491              520               449

Provision for income taxes                  205              197              186               170
                                    -----------      -----------      -----------       -----------

Net income                          $       399      $       294      $       334       $       279
                                    ===========      ===========      ===========       ===========

Basic earnings per share            $      0.87      $      0.64      $      0.73       $      0.61
                                    ===========      ===========      ===========       ===========

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       There were no changes in or disagreements with accountants in accounting and financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table contains certain information, as of March 20, 2002, with respect to current directors, nominees for directors and certain officers of CNB.



                                           DIRECTOR         PRINCIPAL OCCUPATION FOR PAST FIVE YEARS
        NAME                     AGE        SINCE                  AND POSITION HELD WITH CNB
        ----                     ---        -----                  --------------------------
J. Robert Ayers                   72         1974              Retired - President, Citizens National Bank

John E. Barker                    73         1972              Auto Sales - Service

Margaret S. Bartles               48         --                Realtor

Jay E. Dick                       49         1983              Retired - Manager-Hunters' Hardware, Inc.

Herbert L. Eppinger               69         1979              Retired - Agriculture

Robert L. Hawvermale              72         1967              Retired - Professional Engineer

J. Philip Kesecker                72         1965              Real Estate Development

Raymond H. Lawyer                 67 (1)     1979              Retired - President, Citizens National Bank

Jerry McGraw                      55         1988              Insurance

Martha H. Quarantillo             42         1999              Pharmacist

Thomas F. Rokisky                 55         1993              President and Chief Executive Officer, CNB and
                                                               Citizens National Bank

Charles S. Trump IV               41         1986              Attorney at Law

Arlie R. Yost                     54         1988              Licensed Residential Appraiser


         All nominees except for Margaret S. Bartles are incumbent directors of CNB Financial Services, Inc. Margaret S. Bartles is a resident of Berkeley County, West Virginia, has been a professional realtor for 25 years and is currently an associate broker with Marlene and Markay Real Estate Inc.

         (1) Raymond H. Lawyer passed away on March 18, 2002.

         The names, ages and position of each executive officer of the company are listed below along with the positions with Citizens National Bank held by each of them during the last five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting.


                                       AGE AS OF
NAME                                 MARCH 20, 2002                       POSITION AND EXPERIENCE DURING THE PAST 5 YEARS
----                                 --------------                       -----------------------------------------------
J. Philip Kesecker (1)                      72           2000 to present - Chairman of the Board, CNB Financial Services, Inc.
                                                         1987 to present - Chairman of the Board, Citizens National Bank

Thomas F. Rokisky                           55           2000 to present - President/CEO, CNB Financial Services, Inc.
                                                         1996 to present - President/CEO, Citizens National Bank
                                                         1990 to 1996    - Executive Vice President/COO, Citizens National Bank

Arnold K. Stotler                           42           2000 to present - Vice President, Secretary and Treasurer,
                                                                           CNB Financial Services, Inc.
                                                         1996 to present - Sr. Vice President of Lending, Citizens National Bank

Rebecca S. Brock                            41           2000 to present - Vice President/CFO, CNB Financial Services, Inc.
                                                         1999 to present - Vice President/CFO, Citizens National Bank
                                                         1996 to 1999    - Vice President of Finance/Cashier, Citizens National
                                                                           Bank

Patricia L. Poland                          61           2000 to present - Vice President, CNB Financial Services, Inc.
                                                         1996 to present - Vice President of Lending, Citizens National Bank

Patricia C. Muldoon                         41           2001 to present - Vice President/COO, Citizens National Bank
                                                         1999 to 2001 - Consultant/Audit Staff, Smith Elliott Kearns & Company, LLC
                                                         1997 to 1999 - VP/Mgr of Accounting Operations and Financial Reporting
                                                                        Farmers and Mechanics National Bank

(1)    Mr. Kesecker is not an employee of CNB.


       Section 16 (a) of the Securities Exchange Act of 1934 requires CNB's directors and executive officers, and persons who own more than 10% of the registered class of CNB's equity securities, to make stock ownership and transaction filings with the Securities and Exchange Commission and to provide copies to CNB. Based solely on a review of the reports furnished to CNB and written statements that no other reports were required, all Section 16(a) filing requirements applicable to its officers and directors were met except for Jay E. Dick and Charles S. Trump, IV, who each filed one report late. CNB is required to report late filings.

ITEM 11.  EXECUTIVE COMPENSATION

       The table below reflects information concerning the annual compensation for services in all capacities to the corporation for the fiscal years ended December 31, 2001, 2000 and 1999, of those persons who were, as of December 31, 2001, (a) the chief executive officer, and (b) the four other most highly compensated executive officers to the extent that such persons, total annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE


                                                                                      OTHER ANNUAL
          NAME AND PRINCIPAL POSITION             YEAR        SALARY      BONUS       COMPENSATION
          ---------------------------             ----        ------      -----       ------------
Thomas F. Rokisky, President/CEO                   2001       $98,759      $ -0-      $13,722 (1)(2)
                                                   2000       $93,358      $ -0-      $12,436 (1)(2)
                                                   1999       $89,095      $ -0-      $11,403 (1)(2)


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

       (2) CNB's contributions to the pension plan, a defined benefit plan, are not and cannot be calculated separately for specific participants. Contributions for the plan year of $99,502, $178,376 and $120,095 were made by CNB in 2001, 2000 and 1999, respectively.

                CNB does not maintain any form of stock option, stock appreciation rights, or other long-term compensation plans.

                Directors receive $125 for each board meeting of the bank they attend, $150 for each discount committee meeting and $75 for other committee meetings they attend. There is no compensation for attendance at CNB board meetings. In addition, each director receives a fee of $4,150 per year. The chairman of the board receives an additional $3,500 per year and the vice chairman receives an additional $1,000 per year. Other than the deferred compensation/supplemental insurance plan described below, there are no other special arrangements with any directors. In 2001, the board of directors of CNB received $138,600, in the aggregate, for all board of directors' meetings attended and all fees paid.

                CNB maintains a deferred compensation/supplemental insurance plan for directors pursuant to which a director may elect to defer receipt of a portion of fees for board meetings for at least four years or until he reaches age 65, whichever is later. An amount equal to fees waived in addition to interest at an annual rate of 10% per year will be paid to each participating director or his designated beneficiary during a period of 10 years after the director reaches age 65. The payments after retirement will be paid from the general funds of CNB. CNB purchases and is the beneficiary of insurance on the lives of participants, the proceeds of which are used to help recover the net after-tax cost of the benefits and insurance premiums paid. Funds from the deferred fees of a participating director will be used to reimburse CNB for the costs of the premium for the insurance policies. The cost of the insurance premiums in 2001 was $49,893. At December 31, 2001, these policies had a net accumulated cash value of $883,533.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

       The following table sets forth information as of February 22, 2002, relating to the beneficial ownership of the common stock by (a) each person or group known by CNB to own beneficially more than 5% of the outstanding common stock; (b) each of CNB's directors; and (c) all directors and executive officers of CNB as a group. Unless otherwise noted below, the persons named in the table have sole investment power with respect to each of the shares reported as beneficially owned by such person.


               NAME AND ADDRESS                                            NUMBER OF SHARES       PERCENT OF CLASS (1)
               ----------------                                            ----------------       ----------------
J. Robert Ayers (2)                                                                1,915                   *
John E. Barker (3)                                                                17,364                3.79
Jay E. Dick (4)                                                                   15,691                3.43
Herbert L. Eppinger (5)                                                            2,870                   *
Robert L. Hawvermale (6)                                                           3,730                   *
J. Philip Kesecker (7)                                                            14,382                3.14
Raymond H. Lawyer (8)                                                              1,374                   *
Jerald McGraw (9)                                                                  1,514                   *
Martha H. Quarantillo                                                                400                   *
Thomas F. Rokisky (10)                                                             1,550                   *
Charles S. Trump IV (11)                                                          11,380                2.48
Arlie R. Yost (12)                                                                 2,210                   *
All directors and executive officers as a group (15 persons)                      72,913               15.92
D. Louise Stotler and Deborah Dhayer                                              47,488               10.37
   RR 6 Box 12460, Berkeley Springs, WV 25411
Mary Lou Trump                                                                    53,470               11.67
   RR 7 Box 12840, Berkeley Springs, WV 25411


*      Indicates holdings of less than 1%.
(1) Includes shares of common stock held by the named individual as of February 22, 2002.
(2)    Includes 1,815 shares held jointly with spouse.
(3) Includes 14,164 shares held jointly with spouse and 3,000 shares held jointly with children.
(4)    Includes 15,591 shares held jointly with spouse.
(5)    Includes 2,770 shares held jointly with spouse.
(6) Includes 1,200 shares held by spouse and 100 shares held jointly with spouse.
(7) Includes 3,098 shares held by spouse and 1,860 shares held jointly with spouse.
(8)    Includes 1,274 shares held jointly with spouse.
(9) Includes 110 shares held by spouse and 964 shares held jointly with spouse.
(10)   Includes 1,425 shares held in an Individual Retirement Account.
(11) Includes 842 shares held by spouse and 270 shares held as custodian for children.
(12)   Includes 1,770 shares held jointly with spouse.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       CNB has had and intends to continue to have banking and financial transactions in the ordinary course of business with directors and executive officers of CNB and their associates. Total loans outstanding from CNB at December 31, 2001, to CNB's officers and directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $1,003,168, or approximately 6.7% of total equity capital. These loans do not involve more than the normal risk of collectibility or present other unfavorable features.

       Trump and Trump, in which director Charles S. Trump, IV is a partner, performed legal services for CNB and the bank. Fees paid by CNB and the bank to that law firm were $48,064 during 2001.

       CNB, Charles S. Trump, IV and George I. McVey are members in a Limited Liability Corporation, Morgan County Title Insurance Agency, LLC, which was formed in February 2001. Morgan County Title Insurance Agency, LLC, paid Trump and Trump management fees of $22,000. Charles S. Trump, IV and George I. McVey are partners in Trump and Trump.

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

         3. Exhibits

            2.2 Articles of Incorporation of CNB Financial Services, Inc. filed as exhibit 3.1 to the Registration Statement on Form S-4.

            2.3    Bylaws of CNB Financial Services, Inc. filed as exhibit
                   3.2 to the Registration Statement on Form S-4.

            21 Subsidiaries of CNB Financial Services, Inc. filed as an exhibit hereto and incorporated herein by reference.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed in the fourth quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        CNB Financial Services, Inc.
-------------------------------------------
                (Registrant)


Date    March 28, 2002                  /s/ Rebecca S. Brook
--------------------------              ----------------------------------------
                                        Rebecca S. Brock, Vice President/CFO
                                        (Principal Financial and Accounting
                                        Officer


Date    March 28, 2002                  /s/ Thomas F. Rokisky
--------------------------              ----------------------------------------
                                        Thomas F. Rokisky, President/CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 28th March 2002.


          Signatures                                        Title
--------------------------------           -------------------------------------

/s/ J. Philip Kesecker                     Chairman and Director
--------------------------------
        J. PHILIP KESECKER


/s/ Thomas F. Rokisky                      President/CEO and Director
--------------------------------
        THOMAS F. ROKISKY


/s/ J. Robert Avers                        Director
--------------------------------
        J. ROBERT AVERS


/s/ John E. Barker                         Director
--------------------------------
        JOHN E. BARKER


/s/ Jav E. Dick                            Director
--------------------------------
        JAV E. DICK


/s/ Herbert L. Eppinger                    Director
--------------------------------
        HERBERT L. EPPINGER


/s/ Robert L. Hawvermale                   Director
--------------------------------
        ROBERT L. HAWVERMALE


/s/ Raymond H. Lawyer                      Director
--------------------------------
        RAYMOND H. LAWYER


/s/ Jerald McGraw                          Director
--------------------------------
        JERALD MCGRAW


/s/ Martha H. Quarantillo                  Director
--------------------------------
        MARTHA H. QUARANTILLO


/s/ Charles S. Trump IV                    Director
--------------------------------
        CHARLES S. TRUMP IV


/s/ Arlie R. Yost                          Director
--------------------------------
        ARLIE R. YOST