Form 10-Q
period 2002-03-31
CNB FINANCIAL SERVICES INC
filed 2002-05-13
CIK 1113336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM - TO --

                         Commission file number 0-30665
--------------------------------------------------------------------------------

                          CNB Financial Services, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


       United States of America                        55-0773918
-------------------------------------       ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

  101 S. Washington Street, Berkeley Springs, WV                  25411
--------------------------------------------------         ---------------------
    (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, ( 304 )      258      -       1520
                            -----   ------------   ----------------


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

     Common Stock $1 par value, 458,048 shares outstanding as of May 9, 2002

                         CNB FINANCIAL SERVICES, INC.

                              TABLE OF CONTENTS

                                                                                                     PAGE
 PART 1:       FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Statements of Financial Condition as of March 31, 2002 (Unaudited)
                  and December 31, 2001................................................................3

               Consolidated Statements of Income for the Three Months ended March 31, 2002 and  2001 (Unaudited)................................................................4

               Consolidated Statements of Changes in Shareholders' Equity for the Three
                  Months Ended March 31, 2002 (Unaudited) and the Year Ended December 31, 2001.........5

               Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 2002 and 2001 (Unaudited)............................................6

               Notes to Consolidated Financial Statements (Unaudited)..................................7

    Item 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations for the Three Months ended March 31, 2002......................12

    Item 3.    Quantitative and Qualitative Disclosures about Market Risk..............................18


PART II:       OTHER INFORMATION

    Item 1.    Legal  Proceedings......................................................................20

    Item 6.    Exhibits and Reports on Form 8-K........................................................20

               SIGNATURES..............................................................................20


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

               CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   MARCH 31,             DECEMBER 31,
                                 ASSETS                              2002                   2001
                                                                -------------           -------------
                                                                 (Unaudited)

Cash and due from banks                                         $   5,998,929           $  4,229,810
Federal funds sold                                                  4,975,474                     --
Securities available for sale
   (at approximate market value)                                   46,876,039             48,913,329
Federal Home Loan Bank stock, at cost                                 625,500                625,500
Federal Reserve Bank stock, at cost                                   129,650                129,650
Loans and lease receivable, net                                   111,111,569            110,536,744
Accrued interest receivable                                         1,224,659              1,052,620
Foreclosed real estate (held for sale), net                            30,000                 14,898
Premises and equipment, net                                         4,428,666              4,283,625
Deferred income taxes                                                 530,588                225,894
Cash surrender value of life insurance                                882,809                883,533
Intangible assets                                                     102,997                105,168
Other assets                                                          262,543                540,672
                                                                -------------           ------------

         TOTAL ASSETS                                           $ 177,179,423           $171,541,443
                                                                =============           ============


                  LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
        Demand                                                  $  21,421,445           $ 19,174,111
        Interest-bearing demand                                    25,498,342             24,878,709
        Savings                                                    18,496,459             17,851,684
        Time, $100,000 and over                                    29,806,735             27,450,519
        Other time                                                 65,015,357             65,025,516
                                                                -------------           ------------
                                                                $ 160,238,338           $154,380,539
   Accrued interest payable                                         1,057,372              1,148,437
   Accrued expenses and other liabilities                           1,180,827              1,086,230
                                                                -------------           ------------

         TOTAL LIABILITIES                                      $ 162,476,537           $156,615,206
                                                                -------------           ------------

SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000  shares
       authorized; 458,048 shares outstanding                   $     458,048           $    458,048
   Capital surplus                                                  3,863,592              3,863,592
   Retained earnings                                               10,700,399             10,426,618
   Accumulated other comprehensive income                            (319,153)               177,979
                                                                -------------           ------------

         TOTAL SHAREHOLDERS' EQUITY                             $  14,702,886           $ 14,926,237
                                                                -------------           ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 177,179,423           $171,541,443
                                                                =============           ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

               CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                     ---------------------------------
                                                         2002                 2001
                                                     ------------           ----------
INTEREST INCOME
   Interest and fees on loans                         $ 2,210,123           $2,291,219
   Interest and dividends on securities
      United States Treasury securities                      --                    274
      U.S. Government agencies and
         corporations                                     580,003              555,892
      Mortgage backed securities                            4,282                   --
      State and political subdivisions                      7,363                7,362
      Other                                                 8,065               18,270
   Interest on federal funds sold                          13,317               27,402
                                                      -----------           ----------
                                                      $ 2,823,153           $2,900,419
                                                      -----------           ----------
INTEREST EXPENSE
   Interest on interest bearing demand,               $ 1,382,583           $1,469,735
     savings and time deposits
   Interest on federal funds purchased                         --                2,291
                                                      -----------           ----------
                                                      $ 1,382,583           $1,472,026
                                                      -----------           ----------

           NET INTEREST INCOME                        $ 1,440,570           $1,428,393

PROVISION FOR LOAN LOSSES                                  73,000               51,000
                                                      -----------           ----------

           NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES              $ 1,367,570           $1,377,393
                                                      -----------           ----------

NONINTEREST INCOME
   Service charges on deposit accounts                $   148,202           $   68,202
   Other service charges, commissions
      and fees                                             67,365               56,912
   Insurance commissions                                   25,331               29,289
   Other operating income                                  50,953               17,092
   Net gain on sale of securities                          54,125                  833
   (Loss) on sale of other real estate owned                 (635)                  --
                                                      -----------           ----------
                                                      $   345,341           $  172,328
                                                      -----------           ----------
NONINTEREST EXPENSES
   Salaries                                           $   531,672           $  466,955
   Employee benefits                                      188,227              152,793
   Occupancy of premises                                   77,766               70,658
   Furniture and equipment expense                         87,091               59,024
   Other operating expenses                               422,157              344,875
                                                      -----------           ----------
                                                      $ 1,306,913           $1,094,305
                                                      -----------           ----------

            INCOME BEFORE INCOME TAXES                $   405,998           $  455,416

PROVISION FOR INCOME TAXES                                132,217              160,666
                                                      -----------           ----------

            NET INCOME                                $   273,781           $  294,750
                                                      ===========           ==========

BASIC EARNINGS PER SHARE                              $      0.60           $     0.64
                                                      ===========           ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

                                                                                                  ACCUMULATED
                                                                                                     OTHER            TOTAL
                                                     COMMON         CAPITAL          RETAINED     COMPREHENSIVE    SHAREHOLDERS'
                                                     STOCK          SURPLUS          EARNINGS        INCOME           EQUITY
                                                    ---------      -----------      -----------   -------------    -------------
BALANCE, DECEMBER 31, 2000                          $ 458,048      $ 3,863,592      $ 9,657,422     $(115,244)     $ 13,863,818
                                                                                                                 ------------
Comprehensive income:
   Net income for 2001                                   --               --          1,236,405          --           1,236,405
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $179,718)          --               --               --         293,223           293,223
                                                                                                                   ------------
Total Comprehensive Income                               --               --               --            --           1,529,628
                                                                                                                   ------------
Cash dividends ($1.02 per share)                                                       (467,209)                       (467,209)
                                                    ---------      -----------      -----------     ---------      ------------

BALANCE,  DECEMBER 31, 2001                         $ 458,048      $ 3,863,592      $10,426,618     $ 177,979      $ 14,926,237
                                                                                                                   ------------
Comprehensive income:
   Net income for three months
     ended March 31, 2002                                --               --            273,781          --             273,781
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $304,694)          --               --               --        (497,132)         (497,132)
                                                                                                                   ------------
Total Comprehensive Income                               --               --               --            --            (223,351)
                                                    ---------      -----------      -----------     ---------      ------------

BALANCE,  MARCH 31, 2002                            $ 458,048      $ 3,863,592      $10,700,399     $(319,153)     $ 14,702,886
                                                    =========      ===========      ===========     =========      ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                 CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                               ---------------------------------
                                                                                  2002                  2001
                                                                               -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $   273,781           $   294,750
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                  88,572                57,195
     Provision for loan losses                                                      73,000                51,000
     Net (gain) on sale of securities                                              (54,125)                 (833)
     Loss on sale of real estate owned                                                 635                  --
     (Increase) in accrued interest receivable                                    (172,039)             (110,779)
     Decrease in other assets                                                      353,243                20,422
     (Decrease) increase in accrued interest payable                               (91,065)               43,969
     (Increase) in cash surrender value on life insurance in excess
          of premiums paid                                                          (9,079)              (15,000)
     Increase in accrued expenses and other liabilities                             94,597               132,887
     Amortization of deferred loan (fees) cost                                      19,434                10,401
     Amortization (accretion) of premium and discount on investments                 2,428               (11,244)
                                                                               -----------           -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                             $   579,382           $   472,768
                                                                               -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) in loans                                                   $  (717,459)          $(1,605,687)
     Proceeds from sales of securities                                           2,566,067               901,406
     Proceeds from maturities of securities                                      6,750,000             6,700,000
     Purchases of securities                                                    (8,028,906)           (6,246,017)
     Purchases of premises and equipment                                          (270,632)              (45,020)
     Proceeds from sales of other real estate owned, net                            14,263                  --
     Net (increase) in federal funds sold                                       (4,975,474)           (3,819,141)
     Premiums paid on life insurance                                                (5,921)               (5,921)
                                                                               -----------           -----------
         NET CASH (USED IN) INVESTING ACTIVITIES                               $(4,668,062)          $(4,120,380)
                                                                               -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand and savings deposits                                $ 3,511,742           $ 1,120,834
    Net increase in time deposits                                                2,346,057             3,726,874
                                                                               -----------           -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                             $ 5,857,799           $ 4,847,708
                                                                               -----------           -----------

         NET INCREASE IN CASH AND CASH EQUIVALENTS                             $ 1,769,119           $ 1,200,096
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   4,229,810             3,739,854
                                                                               -----------           -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 5,998,929           $ 4,939,950
                                                                               ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period:
          Interest                                                             $ 1,473,649           $ 1,426,005
          Income taxes                                                         $      --             $    30,000
     Net transfer to foreclosed real estate, held for sale from loans
            receivable                                                         $    30,000           $      --

The Notes to Consolidated Financial Statements are an intregral part of these statements.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.  Formation of Holding Company

                  In March 2000, Citizens National Bank's Board of Directors approved the formation of CNB Financial Services, Inc., (CNB) a financial services holding company. On August 4, 2000, the shareholders of Citizens National Bank approved an agreement and plan of merger whereby the Bank became a wholly-owned subsidiary of CNB Financial Services, Inc., a newly-formed financial services holding company. On the effective date of this reorganization, each bank shareholder received two shares of CNB stock for each share of the Bank's common stock. The Bank expensed all costs of start-up activities of CNB, and the merger was accounted for as a pooling of interest.

Note 2.  Basis of Presentation

                  In the opinion of CNB, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB financial condition as of March 31, 2002 and the results of operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001.

                  The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q. These financial statements should be read in conjunction with the consolidated financial statements and the notes included in the CNB's Annual Report for the year ended December 31, 2001.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 3.  Securities Available for Sale

                  The amortized cost and estimated market value of debt securities at March 31, 2002 and December 31, 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                  Securities available for sale are summarized as follows:

                                                                    MARCH 31, 2002                                  WEIGHTED
                                       --------------------------------------------------------------------          AVERAGE
                                                                 GROSS            GROSS             ESTIMATED         TAX
                                              AMORTIZED        UNREALIZED       UNREALIZED             FAIR         EQUIVALENT
                                                COST             GAINS            LOSSES              VALUE           YIELD
                                             -----------        --------        -----------        -----------       -------
Available for sale:
    U.S. Government agencies
      and corporations
      After 1 but within 5 years             $31,013,555        $ 27,346        $   504,403        $30,536,498          4.69%
      After 5 but within 10 years             13,314,868          68,553             51,073         13,332,348          6.15
                                             -----------        --------        -----------        -----------
                                             $44,328,423        $ 95,899        $   555,476        $43,868,846          5.13
                                             -----------        --------        -----------        -----------

    Mortgage backed securities
      After 5 but within 10 years            $ 2,015,544        $   --          $    35,822        $ 1,979,722          5.20
      Over 10 years                              496,835            --               15,898            480,937          6.00
                                             -----------        --------        -----------        -----------
                                             $ 2,512,379        $   --          $    51,720        $ 2,460,659          5.45
                                             -----------        --------        -----------        -----------

    States and political subdivisions
      After 1 but within 5 years             $   350,000        $    623        $      --          $   350,623          6.75
      After 5 but within 10 years                200,000            --                4,089            195,911          8.02
                                             -----------        --------        -----------        -----------
                                             $   550,000        $    623        $     4,089        $   546,534          7.21
                                             -----------        --------        -----------        -----------

Total securities available for sale          $47,390,802        $ 96,522        $   611,285        $46,876,039          5.18%
                                             ===========        ========        ===========        ===========

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3.  Securities Available for Sale (continued)

                                                                    MARCH 31, 2001                                  WEIGHTED
                                       --------------------------------------------------------------------          AVERAGE
                                                                 GROSS            GROSS             ESTIMATED         TAX
                                              AMORTIZED        UNREALIZED       UNREALIZED             FAIR         EQUIVALENT
                                                COST             GAINS            LOSSES              VALUE           YIELD
                                             -----------        --------        -----------        -----------       -------
Available for sale:
    U.S. Government agencies
      and corporations
      Within one year                        $ 1,250,000        $  1,328        $      --          $ 1,251,328          6.63%
      After 1 but within 5 years              29,007,880         116,337        $   151,186        $28,973,031          4.67
      After 5 but within 10 years             17,818,385         327,707              3,568         18,142,524          6.28
                                             -----------        --------        -----------        -----------
                                             $48,076,265        $445,372        $   154,754        $48,366,883          5.27
                                             -----------        --------        -----------        -----------

    States and political subdivisions
      After 1 but within 5 years             $   350,000        $  1,020        $      --          $   351,020          6.75
      After 5 but within 10 years                200,000            --                4,574            195,426          8.02
                                             -----------        --------        -----------        -----------
                                             $   550,000        $  1,020        $     4,574        $   546,446          7.21
                                             -----------        --------        -----------        -----------

Total securities available for sale          $48,626,265        $446,392        $   159,328        $48,913,329          5.30%
                                             ===========        ========        ===========        ===========

                  The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $12,668,048 at March 31, 2002 and $12,099,922 at December 31, 2001.

                  Proceeds from sales of securities available for sale (excluding maturities) during the three months ended March 31, 2002 and the year ended December 31, 2001 were $2,566,067 and $901,406, respectively. Gross gains (losses) of $54,125 and $(-0-) during the three months ended March 31, 2002 and $7,071 and $(6,238) for the year ended December 31, 2001 were realized on the respective sales.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 4.  Loans and Lease Receivable

                  Major classifications of loans at March 31, 2002 and December 31, 2001, were as follows:

                                         MARCH 31,           DECEMBER 31,
                                           2002                 2001
                                      -------------         -------------
Loans:
  Real estate                         $  68,595,201         $  67,859,963
  Commercial real estate                 12,849,538            12,458,880
  Consumer                               23,155,895            24,197,964
  Commercial                              7,501,766             6,977,624
  Overdrafts                                 75,957                86,694
                                      -------------         -------------
                                      $ 112,178,357         $ 111,581,125

Lease:                                      138,648               139,608
                                      -------------         -------------
                                      $ 112,317,005         $ 111,720,733
Net deferred loan fees, costs,
    premiums and discounts                  168,488               152,971
Allowance for loan losses                (1,373,924)           (1,336,960)
                                      -------------         -------------
                                      $ 111,111,569         $ 110,536,744
                                      =============         =============

         An analysis of the allowance for possible loan losses is as follows:

                                          MARCH 31,                    DECEMBER 31,
                                -------------------------------        ------------
                                   2002                2001                2001
                                -----------         -----------         -----------
Balance, Beginning              $ 1,336,960         $ 1,216,333         $ 1,216,333
  Provision charged to
    operations                       73,000              51,000             226,000
  Recoveries                          8,793               5,243              29,729
  Loans charged off                 (44,829)            (28,506)           (135,102)
                                -----------         -----------         -----------
Balance, Ending                 $ 1,373,924         $ 1,244,070         $ 1,336,960
                                ===========         ===========         ===========

                  Loans are placed in nonaccrual status when, in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. A summary of nonaccrual loans is as follows:

                                          MARCH 31,             DECEMBER 31,
                                   -----------------------      ------------
                                     2002            2001           2001
                                   --------        -------        -------
Loans:
  Consumer                         $  6,339        $34,267        $25,173
  Real estate                       165,239           --             --
                                   --------        -------        -------
                                   $171,578        $34,267        $25,173
                                   ========        =======        =======

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Note 4.  Loans and Lease Receivable (continued)


                  Proceeds from sale of loans during the three months ended March 31, 2002 and the year ended December 31, 2001 were $0. There were no gains or losses on sale of loans.

Note 5.  Time Deposits

                  At March 31, 2002, the scheduled maturities of time deposits are as follows:

                                  TIME DEPOSITS          ALL TIME
                                $100,000 AND OVER        DEPOSITS
                                -----------------       -----------

Within 3 months                    $ 2,139,321          $ 9,633,497
3 months thru 6 months               1,457,544           10,503,233
6 months thru 12 months              9,360,002           24,785,030
Over 12 months                      16,849,868           49,900,332
                                   -----------          -----------
                                   $29,806,735          $94,822,092
                                   ===========          ===========

Note 6.  Shareholders' Equity

                  On August 31, 2000, CNB became a one-bank holding company by merger with the Bank, and the shareholders received two shares of CNB stock with a $1 par value for each share of Bank stock with a $10 par value. Common stock, capital surplus and retained earnings have been restated to reflect the change in par value and the shares issued due to the formation of CNB.

                  All references in the accompanying consolidated financial statements and notes to per share amounts have been restated to reflect shares issued in the acquisition of the Bank by CNB. Basic earnings and dividends per share have been computed based on 458,048 weighted average number of shares outstanding in 2001 and 2000.

Note 7.  New Branch

                  On April 20, 2001, the Bank purchased a parcel of land in Berkeley County, West Virginia for $450,000 to construct a new branch facility. The Bank leased a parcel of land adjacent to the purchased land and rented a temporary facility in which to conduct business while the permanent bank building was under construction. The temporary facility opened for business in August 2001. Construction on the permanent facility began in September 2001 and was completed in March 2002. On March 18, 2002, the temporary facility was closed and the new branch building was occupied.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

                  CNB Financial Services, Inc. ("CNB" or the "Company") was organized under the laws of West Virginia in March 2000 at the direction of the Board of Directors of Citizens National Bank (the "Bank") for the purpose of becoming a financial services holding company. The Company's primary function is to direct, plan and coordinate the business activities for the Bank and its subsidiary. We refer to the Company and its subsidiary as "CNB".

                  On August 31, 2000, the Bank, via merger, became a wholly-owned subsidiary of the Company and the shareholders of the Bank became shareholders of the Company. Each Bank shareholder received two shares of the Company stock for each share of the Bank's common stock. The merger was accounted for as a pooling of interests.

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

                  The Bank purchased a parcel of land in Berkeley County, West Virginia on April 20, 2001 for $450,000 to construct a new branch facility. The Bank leased a parcel of land adjacent to the purchased land and rented a temporary facility in which to conduct business while the permanent bank building was under construction. The temporary facility opened for business in August 2001. Construction on the permanent facility began in September 2001 and was completed in March 2002. On March 18, 2002, the temporary facility was closed, and the new branch building opened.

                  The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three months ended March 31, 2002 and 2001. This discussion may include forward-looking statements based upon management's expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion and have based all average balances on monthly averages.

EARNINGS SUMMARY

                  Net income for the three months ended March 31, 2002 was $274,000, or $0.60 per share compared to $295,000 or $0.64 per share for the same period in 2001. Annualized return on average assets and average equity were .62% and 7.23% respectively, for the three months ended March 31, 2002, compared with .77% and 8.23%, respectively, for the three months ended March 31, 2001.

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

                  Net interest income for the three months ended March 31, 2002 increased by $12,000 or .9% over the same period in 2001. Interest income for the three months ended March 31, 2002 decreased by $77,000 or 2.7% compared to the same period in 2001, while interest expense decreased by $89,000 or 6.1% during the three months ended March 31, 2002, as compared to the same period in the prior year.

                  During the first quarter of 2002 compared to the same period in 2001, average net interest earning assets increased $2.3 million or 12.9% resulting in increased net interest income. However, CNB experienced a 49 basis point decrease in the net interest margin. The 121 basis point decrease in rates earned on average interest earning assets offset by a 90 basis point decrease in rates paid on average interest bearing liabilities contributed to the decrease in the net interest margin. See Table 1 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential.

                  Increased net interest income for the three month period is attributable to a significantly higher level of net interest earning assets offset by a decrease in the net interest margin. During 2001 and into the first quarter of 2002, the Bank enjoyed substantial deposit growth but slower loan growth resulting in a lower loan to deposit ratio. Management continued to fund the loan growth with deposits and the excess deposit growth was invested in high quality US government agency securities or overnight federal funds. Due to the slower loan demand, the Bank has experienced a shift in the asset mix from higher yielding loans to a greater emphasis in lower yielding overnight federal funds and investment securities. Although the average balance on federal funds sold, investment securities and loans increased, total interest earned decreased due to a decrease in the average rates earned on interest earning assets. Although the average balance on all interest bearing liabilities increased, total interest expense decreased due to a decrease in the average rates paid on all interest bearing liabilities.

                  The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities.

     TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                            MARCH 31, 2002                           MARCH 31, 2001
                                                  ----------------------------------         -------------------------------
                                                     QTR                                      QTR
                                                   AVERAGE          QTR       YIELD/         AVERAGE       QTR       YIELD
                                                   BALANCE        INTEREST    RATE           BALANCE    INTEREST     RATE
                                                   -------        --------    ----           -------    --------     ----
                                                                         (IN THOUSANDS OF DOLLARS)
Interest earning assets:
  Federal funds sold                              $   3,195       $    13      1.63%         $  2,415     $    27      5.49%
  Securities:
    Taxable                                          48,378           596      4.93            35,518         578      6.51
    Tax-exempt (1)                                      297             4      8.16               306           4      7.92
  Loans (net of unearned interest) (2)(5)(6)        112,477         2,140      7.61           105,909       2,240      8.46
                                                  ---------------------------------          ------------------------------
      Total interest earning assets (1)           $ 164,347       $ 2,753      6.70%         $144,148     $ 2,849      7.91%
                                                  ----------------------------------         ------------------------------

Nonearning assets:
  Cash and due from banks                         $   5,018                                  $  3,917
  Bank premises and equipment, net                    4,381                                     3,155
  Other assets                                        2,450                                     2,211
  Allowance for loan losses                          (1,368)                                   (1,234)
                                                  ---------                                  --------
      Total assets                                $ 174,828                                  $152,197
                                                  =========                                  ========

Interest bearing liabilities:
  Savings deposits                                $  18,021       $    41      0.91%         $ 16,004     $    78      1.95%
  Time deposits                                      93,962         1,248      5.31            80,281       1,224      6.10
  NOW accounts                                       20,734            78      1.50            18,569         141      3.04
  Money market accounts                               5,125            16      1.25             4,926          27      2.19
  Borrowings                                           --              --                         177           2      4.52
                                                  ------------------------------------       ------------------------------
      Total interest bearing liabilities          $ 137,842       $ 1,383      4.01%         $119,957     $ 1,472      4.91%
                                                  ------------------------------------       ------------------------------
Noninterest bearing liabilities:
  Demand deposits                                 $  19,988                                  $ 16,255
  Other liabilities                                   1,961                                     1,834
  Shareholders' equity                               15,037                                    14,151
                                                  ---------                                 ---------
      Total liabilities and
         shareholders' equity                     $ 174,828                                 $ 152,197
                                                  =========                                 =========
                                                                  --------                                -------
Net interest income (1)                                           $  1,370                                $ 1,377
                                                                  ========                                =======

Net interest spread (3)                                                        2.69%                                   3.00%
                                                                               ====                                    ===

Net interest income to average
   interest earning assets (1)                                                 3.33%                                   3.82%
                                                                               ====                                    ====


(1) Yields are expressed on a tax equivalent basis using a 34% tax rate.
(2) For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.

(3) Net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) Yields/Rates are expressed on annualized basis.
(5) Interest income on loans excludes fees of $70,000 in 2002 and $51,000 in 2001.
(6) Interest income on loans includes fees of $46,865 in 2002 and $47,989 in 2001 from the Business Manager Program, student loans and lease receivables.

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

                  The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended March 31, 2002, and March 31, 2001, amounted to $73,000 and $51,000, respectively. Loan quality remains stable and past due and nonaccruals are minimal. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require additional reserves as a result of their examination of the bank. See "Nonperforming Assets and Allowance for Loan Losses" for further discussion.

         NONINTEREST INCOME

                  Noninterest income for the three months ended March 31, 2002 increased $173,000 or 100.4% to $345,000 from $172,000 in the first quarter of 2001. The Bank began offering a new service to checking deposit account holders in April 2001. Bounce Protection is a form of overdraft protection which enables the customer to have their insufficient funds checks paid instead of returned. The customer is charged a fee for each check paid. Fees generated from the Bounce Protection program, debit cards and gain on sale of securities were the primary reasons for the increase in noninterest income. Another factor contributing to the increase in noninterest income was in March 2002, one of the Bank's Board of Directors passed away and the Bank was the beneficiary of a life insurance policy on the director. The Bank expects to receive $43,012 in a death benefit, $21,645 of which was recorded in assets as cash surrender value. The difference of $21,367 is reflected in other operating income.

         NONINTEREST EXPENSES

                  Noninterest expenses for the three months ended March 31, 2002, increased $213,000 or 19.4% primarily due to increases in salaries and benefits, furniture, fixtures and equipment expenses and other operating expenses. Salaries and employee benefits increased due to normal recurring merit increases, increased health insurance costs and additional hiring for the south Martinsburg branch facility. Higher advertising, postage, telephone, ATM expenses and expenses associated with the Bounce Protection program accounted for the increase in other operating expenses. The increase in furniture and equipment expense was due to an increase in depreciation expense related to furniture and equipment acquired for the new south Martinsburg branch.

         INCOME TAXES

                  The Bank's provision for income taxes decreased $28,000 or 17.7% to $132,000 for the three months ended March 31, 2002. The effective tax rates for the first quarter of 2002 and 2001 were 32.7% and 35.3%. The Bank's lower effective tax rate for the first quarter of 2002 compared to the first quarter of 2001, is due to an increase in nontaxable income, principally life insurance proceeds. The decrease in the income tax provision in 2002 is attributable to lower taxable income. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities.

         FINANCIAL CONDITION

                  The Bank's total assets increased $5.6 million or 3.3% to $177.2 million from December 31, 2001, to March 31, 2002, due primarily to a $5.0 million increase in federal funds sold, a $575,000 increase in loans, a $1.8 million increase in cash and due from banks and a $305,000 increase in deferred income taxes, which was partially offset by a $2.0 million decrease in investment securities. The Bank's total liabilities increased $5.9 million or 3.7% to $162.5 million at March 31, 2002, consisting entirely of deposit growth, which increased to $160.2 million. Shareholders' equity decreased $223,000 to $14.7 million at March 31, 2002, primarily due to net income of $274,000 offset by a $497,000 decrease in accumulated other comprehensive income. The only component of accumulated other comprehensive income at March 31, 2002, was unrealized gains and losses on available for sale securities, net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results, however, unless the securities are actually sold.

         LOAN PORTFOLIO

                  At March 31, 2002, total loans increased $575,000 or .5% to $111.1 million from $110.5 million at December 31, 2001. The loan mix did not change in any material respect compared with December 31, 2001. The loan portfolio increase is the result of new mortgage loans and new commercial floor plan loans. The Bank feels additional growth in all lending areas is possible during the remainder of 2002.


         NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

                   Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, restructured loans and other real estate owned. The following table summarized the Bank's nonperforming assets as of the periods shown:

                                                         MARCH 31,                 DECEMBER 31,
                                               ---------------------------        -------------
                                                 2002               2001               2001
                                               --------           --------           --------
 Nonaccrual loans                              $171,578           $ 34,267           $ 25,173

 Loans past due 90 days or more
    still accruing interest                     125,861            205,939            449,675
                                               --------           --------           --------
 Total nonperforming loans                     $297,439           $240,206           $474,848
                                               --------           --------           --------

 Other real estate owned                       $ 30,000           $   --             $ 14,899
                                               --------           --------           --------

 Total nonperforming assets                    $327,439           $240,206           $489,747
                                               ========           ========           ========

 Nonperforming loans/Total loans                   0.27%              0.23%              0.43%
 Nonperforming assets/Total assets                 0.18%              0.15%              0.29%
Allowance for loan losses/Total loans              1.24%              1.17%              1.21%

                  As of March 31, 2002, the Bank has no loans which management considers to be impaired. Management is aware of two commercial loans with aggregate uninsured balances of $280,739 which the borrowers have exhibited weaknesses. A specific allowance of $50,000 related to these loans has been established as part of the allowance for loan losses. The loans are collateralized and management anticipates any additional potential loss would be minimal.

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

                  The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. At March 31, 2002, and December 31, 2001, the allowance for loans losses totaled $1.3 million. The allowance for loans losses as a percentage of loans was 1.22% and 1.20% as of March 31, 2002 and December 31, 2001.

                  An analysis of the allowance for loan losses is summarized below:

                                              MARCH 31,                       DECEMBER 31,
                                  ---------------------------------           ------------
                                     2002                  2001                  2001
                                  -----------           -----------           -----------

Balance, Beginning                $ 1,336,960           $ 1,216,333           $ 1,216,333
    Provision charged to
        operations                     73,000                51,000               226,000
    Recoveries                          8,793                 5,243                29,729
    Loans charged off                 (44,829)              (28,506)             (135,102)
                                  -----------           -----------           -----------
Balance, Ending                   $ 1,373,924           $ 1,244,070           $ 1,336,960
                                  ===========           ===========           ===========


                  An analysis of the allocation of allowance for loan losses is summarized below:

In thousands                             MARCH 31,                    DECEMBER 31,
                                ------------------------      ---------------------------
                                           2002                           2001
                                ------------------------      ---------------------------
                                             PERCENT OF                     PERCENT OF
                                           LOANS IN EACH                   LOANS IN EACH
                                            CATEGORY TO                     CATEGORY TO
                                AMOUNT      TOTAL LOANS       AMOUNT        TOTAL LOANS
                                ------      ------------      ------       -------------
Commercial, financial
  and agriculture               $  315            7%          $  363              6%
Real estate - mortgage             283           72              294             72
Installment and other              391           21              370             22
Uallocated                         385          N/A              310            N/A
                                ------          ---           ------            ---
       Total                    $1,374          100%          $1,337            100%
                                ======          ===           ======            ===

         DEPOSITS

                  The Bank's deposits increased $5.9 million or 3.8% during the three months ended March 31, 2002. The Bank has experienced a slight change in the deposit account mix during the first three months of 2002. Steady growth continues in interest-bearing demand and savings deposits. The Bank has experienced significant growth in noninterest-bearing deposits and rate sensitive jumbo certificate of deposits during the first three months of 2002. The increase in noninterest-bearing deposits is primarily due to the influx of accounts at the south Martinsburg Branch. The increase in jumbo certificates of deposit is primarily due to the continued growth in the 36-month Ultimate Certificate of Deposit. The Bank's 36-month Ultimate Certificate of Deposit allows the customer to withdraw all or a portion of the CD on the first or second year anniversary date without penalty. Deposits may also be made to this CD at any time.

         CAPITAL RESOURCES

                  Shareholders' equity decreased $223,000 or 1.5% during the first three months of 2002 due to $274,000 in net income partially offset by a decrease in accumulated other comprehensive income of $497,000. The Bank is subject to regulations of the Office of the Comptroller of the Currency that impose certain minimum regulatory capital requirements. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was "well capitalized" at March 31, 2002. The following table summarized, as of March 31, 2002, the Bank's capital ratios.

                                                  Components            Actual         Required
                                                  of Capital            Ratio           Ratio
                                                  ----------            -----          -------
         Tier 1 Capital                            $15,015                8.6%           4.0%
         Total Risk Based Capital                  $16,275               16.0%           8.0%

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

                  The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold. At March 31, 2002, these totaled $51.9 million, or 29.3% of total assets. In addition, liquidity may be generated through loan repayments and over $7.0 million of available borrowing arrangements with correspondent banks. At March 31, 2002, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $579,000 of cash from operations in the first quarter of 2002, which compares to $473,000 during the same time period in 2001. Additional cash of $5.9 million was generated through net financing activities through March 31, 2002, which compares to $4.8 million for the first quarter of 2001. These proceeds along with proceeds from the sales and maturities of investment securities were used to fund loans and purchase securities during each year. Net cash used in investing activities totaled $4.7 million during the first quarter of 2002 compared to $4.1 million during the same time period in 2001. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

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

                  In analyzing interest rate sensitivity for policy measurement, the Bank compares its forecasted earnings in both a "high rate" and "low rate" scenario to a base-line scenario. The Bank's base-line scenario is its estimated most likely path for future short-term interest rates over the next 12 months. The "high rate" and "low rate" scenarios assumes a 100 and 200 basis point increases or decreases in the prime rate from the beginning point of the base-line scenario over the most current 12-month period. The Bank's policy limit for the maximum negative impact on earnings resulting from "high rate" or "low rate" scenarios is 10 percent. The policy measurement period is 12 months in length, beginning with the first month of the forecast.

                  The Bank's base-line scenario holds the prime rate constant at
         4.75 percent through March 2003. Based on the April 2002 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing or decreasing interest rate scenario.

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


   CNB Financial Services, Inc.
   ----------------------------
         (Registrant)



   Date    May 10, 2002                /s/ Rebecca S. Brock, Vice President/CFO
         ----------------              -----------------------------------------


   Date    May 10, 2002                /s/ Thomas F. Rokisky, President/CEO
         ----------------              -----------------------------------------