Form 10-Q
period 2002-06-30
CNB FINANCIAL SERVICES INC
filed 2002-08-14
CIK 1113336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM - TO --

                         Commission file number 0-30665


                          CNB Financial Services, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)



    United States of America                              55-0773918
------------------------------------        ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


101 S. Washington Street, Berkeley Springs, WV                25411
-----------------------------------------------    -----------------------------
 (Address of principal executive offices)                   (Zip Code)


Issuer's telephone number, ( 304 )      258      -       1520
                            -----   ------------   ----------------


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

   Common Stock $1 par value, 458,048 shares outstanding as of August 1, 2002

                          CNB FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS


 PART I:           FINANCIAL INFORMATION                                                             PAGE

        Item 1.  Financial Statements

                 Consolidated Statements of Financial Condition as of June 30, 2002 (Unaudited)
                    and December 31, 2001..............................................................3

                 Consolidated Statements of Income for the Three and Six Months ended June 30, 2002 and  2001 (Unaudited)..............................................................4

                 Consolidated Statements of Changes in Shareholders' Equity for the Six
                    Months Ended June 30, 2002 (Unaudited) and the Year Ended December 31, 2001........5

                 Consolidated Statements of Cash Flows for the Six Months
                    Ended June 30, 2002 and 2001 (Unaudited)...........................................6

                 Notes to Consolidated Financial Statements (Unaudited)................................7

        Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations for the Three and Six Months ended June 30, 2002............12

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................19


PART II:         OTHER INFORMATION

        Item 1.  Legal Proceedings....................................................................21

        Item 4.  Submission of Matters to a Vote of Security Holders..................................21

        Item 6.  Exhibits and Reports on Form 8-K.....................................................22

                 SIGNATURES...........................................................................24


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

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                JUNE 30,          DECEMBER 31,
                                 ASSETS                           2002                2001
                                                              ------------        ------------
                                                              (Unaudited)

Cash and due from banks                                       $  9,153,873        $  4,229,810
Federal funds sold                                                 954,894                   -
Securities available for sale
   (at approximate market value)                                50,620,938          48,913,329
Federal Home Loan Bank stock, at cost                              646,900             625,500
Federal Reserve Bank stock, at cost                                129,650             129,650
Loans and lease receivable, net                                115,120,503         110,536,744
Accrued interest receivable                                      1,004,194           1,052,620
Foreclosed real estate (held for sale), net                              -              14,898
Premises and equipment, net                                      4,510,012           4,283,625
Deferred income taxes                                              175,928             225,894
Cash surrender value of life insurance                             963,452             883,533
Intangible assets                                                  100,825             105,168
Other assets                                                       309,305             540,672
                                                              ------------        ------------

         TOTAL ASSETS                                         $183,690,474        $171,541,443
                                                              ============        ============


                  LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
        Demand                                                $ 22,303,265        $ 19,174,111
        Interest-bearing demand                                 28,492,332          24,878,709
        Savings                                                 19,620,694          17,851,684
        Time, $100,000 and over                                 32,534,831          27,450,519
        Other time                                              62,985,530          65,025,516
                                                              ------------        ------------
                                                              $165,936,652        $154,380,539
   Accrued interest payable                                      1,074,701           1,148,437
   Accrued expenses and other liabilities                        1,195,986           1,086,230
                                                              ------------        ------------

         TOTAL LIABILITIES                                    $168,207,339        $156,615,206
                                                              ------------        ------------

SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000  shares
       authorized; 458,048 shares outstanding                 $    458,048        $    458,048
   Capital surplus                                               3,863,592           3,863,592
   Retained earnings                                            10,901,990          10,426,618
   Accumulated other comprehensive income                          259,505             177,979
                                                              ------------        ------------

         TOTAL SHAREHOLDERS' EQUITY                           $ 15,483,135        $ 14,926,237
                                                              ------------        ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $183,690,474        $171,541,443
                                                              ============        ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                  ----------------------------        ----------------------------
                                                     2002              2001              2002              2001
                                                  ----------        ----------        ----------        ----------
INTEREST INCOME
   Interest and fees on loans                     $2,268,127        $2,378,042        $4,478,250        $4,669,261
   Interest and dividends on securities
      United States Treasury securities                    -                 -                 -               274
      U.S. Government agencies and
         corporations                                493,769           550,171         1,073,772         1,106,063
      Mortgage backed securities                      87,708                 -            91,990                 -
      State and political subdivisions                 9,470             7,363            16,833            14,725
      Other                                            7,331            14,689            15,396            32,959
   Interest on federal funds sold                     22,737            61,968            36,054            89,370
                                                  ----------        ----------        ----------        ----------
                                                  $2,889,142        $3,012,233        $5,712,295        $5,912,652
                                                  ----------        ----------        ----------        ----------
INTEREST EXPENSE
   Interest on interest bearing demand,           $1,343,743        $1,519,570        $2,726,326        $2,989,305
     savings and time deposits
   Interest on federal funds purchased                     -                 -                 -             2,291
                                                  ----------        ----------        ----------        ----------
                                                  $1,343,743        $1,519,570        $2,726,326        $2,991,596
                                                  ----------        ----------        ----------        ----------

           NET INTEREST INCOME                    $1,545,399        $1,492,663        $2,985,969        $2,921,056

PROVISION FOR LOAN LOSSES                             38,500            61,000           111,500           112,000
                                                  ----------        ----------        ----------        ----------

           NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES          $1,506,899        $1,431,663        $2,874,469        $2,809,056
                                                  ----------        ----------        ----------        ----------

NONINTEREST INCOME
   Service charges on deposit accounts            $  190,973        $  150,426        $  339,175        $  218,628
   Other service charges, commissions
      and fees                                       105,497            67,479           172,862           124,391
   Insurance commissions                              26,053            29,491            51,384            58,780
   Other operating income                             30,463            21,749            81,416            38,841
   Net gain on sale of securities                     23,903                 -            78,028                 -
   Gain on sale of other real estate owned             4,127                 -             3,492               833
                                                  ----------        ----------        ----------        ----------
                                                  $  381,016        $  269,145        $  726,357        $  441,473
                                                  ----------        ----------        ----------        ----------
NONINTEREST EXPENSES
   Salaries                                       $  563,720        $  495,563        $1,095,392        $  962,518
   Employee benefits                                 182,250           152,388           370,477           305,181
   Occupancy of premises                              65,190            58,102           142,956           128,760
   Furniture and equipment expense                    93,737            57,049           180,828           116,073
   Other operating expenses                          403,595           424,594           825,752           769,469
                                                  ----------        ----------        ----------        ----------
                                                  $1,308,492        $1,187,696        $2,615,405        $2,282,001
                                                  ----------        ----------        ----------        ----------

            INCOME BEFORE INCOME TAXES            $  579,423        $  513,112        $  985,421        $  968,528

PROVISION FOR INCOME TAXES                           212,934           186,796           345,151           347,462
                                                  ----------        ----------        ----------        ----------

            NET INCOME                            $  366,489        $  326,316        $  640,270        $  621,066
                                                  ==========        ==========        ==========        ==========

BASIC EARNINGS PER SHARE                          $     0.80        $     0.71        $     1.40        $     1.36
                                                  ==========        ==========        ==========        ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

                                                                                                   ACCUMULATED
                                                                                                      OTHER          TOTAL
                                                      COMMON         CAPITAL         RETAINED     COMPREHENSIVE   SHAREHOLDERS'
                                                      STOCK          SURPLUS         EARNINGS        INCOME          EQUITY
                                                    ---------      -----------      -----------   -------------   -------------

BALANCE, DECEMBER 31, 2000                          $ 458,048      $ 3,863,592      $ 9,657,422     $(115,244)     $13,863,818
                                                                                                                   -----------
Comprehensive income:
   Net income for 2001                                      -                -        1,236,405             -        1,236,405
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $179,718)             -                -                -       293,223          293,223
                                                                                                                   -----------
Total Comprehensive Income                                  -                -                -             -        1,529,628
                                                                                                                   -----------
Cash dividends ($1.02 per share)                                                       (467,209)                      (467,209)
                                                    ---------      -----------      -----------     ---------      -----------

BALANCE,  DECEMBER 31, 2001                         $ 458,048      $ 3,863,592      $10,426,618     $ 177,979      $14,926,237
                                                                                                                   -----------
Comprehensive income:
   Net income for six months
      ended June 30, 2002                                   -                -          640,270             -          640,270
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $49,966)              -                -                -        81,526           81,526
                                                                                                                   -----------
Total Comprehensive Income                                  -                -                -             -          721,796
                                                                                                                   -----------
Cash dividends ($0.36 per share)                                                       (164,898)                      (164,898)
                                                    ---------      -----------      -----------     ---------      -----------

BALANCE,  JUNE 30, 2002                             $ 458,048      $ 3,863,592      $10,901,990     $ 259,505      $15,483,135
                                                    =========      ===========      ===========     =========      ===========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                             ---------------------------------
                                                                                 2002                 2001
                                                                             ------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $    640,270         $    621,066
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                184,146              114,519
     Provision for loan losses                                                    111,500              112,000
     Net (gain) on sale of securities                                             (78,028)                (833)
     (Gain) on sale of real estate owned                                           (3,492)                   -
     (Increase) decrease in accrued interest receivable                            48,426              (19,005)
     (Increase) decrease in other assets                                          246,192              (19,647)
     (Decrease) increase in accrued interest payable                              (73,736)              40,623
     (Increase) in cash surrender value on life insurance in excess
          of premiums paid                                                         (3,408)             (30,000)
     Increase in accrued expenses and other liabilities                           109,756               46,658
     Amortization of deferred loan (fees) cost                                     35,713               23,084
     Amortization (accretion) of premium and discount on investments                6,126              (22,644)
                                                                             ------------         ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                           $  1,223,465         $    865,821
                                                                             ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) in loans                                                 $ (4,760,972)        $ (3,869,459)
     Proceeds from sales of securities                                          7,075,471              901,406
     Proceeds from maturities of securities                                    11,594,511           17,972,222
     Purchases of securities                                                  (20,195,598)         (21,727,451)
     Purchases of premises and equipment                                         (448,448)            (710,846)
     Proceeds from sales of other real estate owned, net                           48,390                    -
     Net (increase) in federal funds sold                                        (954,894)            (543,914)
     Premiums paid on life insurance                                              (49,078)             (49,843)
                                                                             ------------         ------------
         NET CASH (USED IN) INVESTING ACTIVITIES                             $ (7,690,618)        $ (8,027,885)
                                                                             ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand and savings deposits                              $  8,511,787         $  2,155,982
    Net increase in time deposits                                               3,044,326            7,240,894
    Cash dividends paid                                                          (164,897)            (164,897)

                                                                             ------------         ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                           $ 11,391,216         $  9,231,979
                                                                             ------------         ------------

         NET INCREASE IN CASH AND CASH EQUIVALENTS                           $  4,924,063         $  2,069,915
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  4,229,810            3,739,854
                                                                             ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  9,153,873         $  5,809,769
                                                                             ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period:
               Interest                                                      $  2,800,063         $  3,030,277
               Income taxes                                                  $    264,000         $    320,500
     Net transfer to foreclosed real estate, held for sale from loans
            receivable                                                       $     30,000         $          -

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

Note 2.  Basis of Presentation

                  In the opinion of CNB, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB financial condition as of June 30, 2002 and the results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001.

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

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 3.  Securities Available for Sale

                  The amortized cost and estimated market value of debt securities at June 30, 2002 and December 31, 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

         Securities available for sale are summarized as follows:


                                                                 JUNE 30, 2002                                  WEIGHTED
                                       --------------------------------------------------------------------      AVERAGE
                                                            GROSS             GROSS           ESTIMATED            TAX
                                         AMORTIZED        UNREALIZED        UNREALIZED           FAIR           EQUIVALENT
                                            COST            GAINS             LOSSES            VALUE             YIELD
                                       ---------------  ---------------   ---------------   ---------------------------------

Available for sale:
    U.S. Government agencies
      and corporations
      Within one year                     $ 1,000,000        $   2,031           $     -       $ 1,002,031              4.73 %
      After 1 but within 5 years           28,536,456          181,902             2,943        28,715,415              4.68
      After 5 but within 10 years           9,575,248          182,712                 -         9,757,960              6.04
                                       ---------------  ---------------   ---------------   ---------------
                                          $39,111,704        $ 366,645           $ 2,943       $39,475,406              5.02
                                       ---------------  ---------------   ---------------   ---------------

    Mortgage backed securities
      After 5 but within 10 years         $ 2,972,518        $  16,611           $     -       $ 2,989,129              5.18
      Over 10 years                         6,993,158           37,787               943         7,030,002              5.82
                                       ---------------  ---------------   ---------------   ---------------
                                          $ 9,965,676        $  54,398           $   943       $10,019,131              5.64
                                       ---------------  ---------------   ---------------   ---------------

    States and political subdivisions
      After 1 but within 5 years          $   350,000        $      32           $     -       $   350,032              6.75
      After 5 but within 10 years             775,000            3,502             2,133           776,369              6.91
                                       ---------------  ---------------   ---------------   ---------------
                                          $ 1,125,000        $   3,534           $ 2,133       $ 1,126,401              6.86
                                       ---------------  ---------------   ---------------   ---------------

Total securities available for sale       $50,202,380        $ 424,577           $ 6,019       $50,620,938              5.18 %
                                       ===============  ===============   ===============   ===============

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

  Note 3.  Securities Available for Sale (continued)


                                                               DECEMBER 31, 2001                                WEIGHTED
                                       --------------------------------------------------------------------      AVERAGE
                                                            GROSS             GROSS           ESTIMATED            TAX
                                         AMORTIZED        UNREALIZED        UNREALIZED           FAIR           EQUIVALENT
                                            COST            GAINS             LOSSES            VALUE             YIELD
                                       ---------------  ---------------   ---------------   ---------------------------------

Available for sale:
    U.S. Government agencies
      and corporations
      Within one year                     $ 1,250,000        $   1,328         $       -       $ 1,251,328              6.63 %
      After 1 but within 5 years           29,007,880          116,337         $ 151,186       $28,973,031              4.67
      After 5 but within 10 years          17,818,385          327,707             3,568        18,142,524              6.28
                                       ---------------  ---------------   ---------------   ---------------
                                          $48,076,265        $ 445,372         $ 154,754       $48,366,883              5.27
                                       ---------------  ---------------   ---------------   ---------------

    States and political subdivisions
      After 1 but within 5 years          $   350,000        $   1,020         $       -       $   351,020              6.75
      After 5 but within 10 years             200,000                -             4,574           195,426              8.02
                                       ---------------  ---------------   ---------------   ---------------
                                          $   550,000        $   1,020         $   4,574       $   546,446              7.21
                                       ---------------  ---------------   ---------------   ---------------

Total securities available for sale       $48,626,265        $ 446,392         $ 159,328       $48,913,329              5.30 %
                                       ===============  ===============   ===============   ===============





                  The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $12,826,347 at June 30, 2002 and $12,099,922 at December 31, 2001.

                  Proceeds from sales of securities available for sale (excluding maturities) during the six months ended June 30, 2002 and the year ended December 31, 2001 were $7,075,471 and $901,406, respectively. Gross gains (losses) of $78,028 and $(-0-) during the six months ended June 30, 2002 and $7,071 and $(6,238) for the year ended December 31, 2001 were realized on the respective sales.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 4.   Loans and Lease Receivable

                  Major classifications of loans at June 30, 2002 and December 31, 2001, were as follows:


                                         JUNE 30,            DECEMBER 31,
                                           2002                  2001
                                      -------------         --------------

Loans:
  Real estate                         $  71,992,198         $  67,859,963
  Commercial real estate                 13,373,548            12,458,880
  Consumer                               23,160,755            24,197,964
  Commercial                              7,627,629             6,977,624
  Overdrafts                                 49,692                86,694
                                      -------------         -------------
                                      $ 116,203,822         $ 111,581,125

Lease:                                      137,346               139,608
                                      -------------         -------------
                                      $ 116,341,168         $ 111,720,733
Net deferred loan fees, costs,
    premiums and discounts                  185,266               152,971
Allowance for loan losses                (1,405,931)           (1,336,960)
                                      -------------         -------------
                                      $ 115,120,503         $ 110,536,744
                                      =============         =============



                  An analysis of the allowance for possible loan losses is as follows:


                                               JUNE 30,                        DECEMBER 31,
                                --------------------------------------     ------------------
                                       2002                  2001                  2001
                                ----------------     -----------------     ------------------

Balance, Beginning                  $ 1,336,960           $ 1,216,333            $ 1,216,333
    Provision charged to
        operations                      111,500               112,000                226,000
    Recoveries                           25,663                 9,481                 29,729
    Loans charged off                   (68,192)              (46,850)              (135,102)
                                ----------------     -----------------     ------------------
Balance, Ending                     $ 1,405,931           $ 1,290,964            $ 1,336,960
                                ================     =================     ==================



                  Loans are placed in nonaccrual status when, in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. A summary of nonaccrual loans is as follows:



                                                       JUNE 30,                        DECEMBER 31,
                                       ---------------------------------------     ------------------
                                             2002                  2001                    2001
                                       -----------------     -----------------     ------------------

Loans:
  Consumer                                   $ 3,693               $ 7,315               $ 25,173
                                       =================     =================     ==================

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 4.  Loans and Lease Receivable (continued)

                  Proceeds from sale of loans during the six months ended June 30, 2002 and the year ended December 31, 2001 were $0. There were no gains or losses on sale of loans.

Note 5.  Time Deposits

                  At June 30, 2002, the scheduled maturities of time deposits are as follows:


                                       TIME DEPOSITS            ALL TIME
                                    $100,000 AND OVER           DEPOSITS
                                    ------------------     ------------------

Within 3 months                           $ 2,033,483           $ 12,060,798
3 months thru 6 months                      2,537,565             11,564,303
6 months thru 12 months                    13,006,778             27,924,962
Over 12 months                             14,957,005             43,970,298
                                    ------------------     ------------------
                                         $ 32,534,831           $ 95,520,361
                                    ==================     ==================



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

                  Basic earnings and dividends per share have been computed based on 458,048 weighted average number of shares outstanding in 2002 and 2001.

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

                  The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three and six months ended June 30, 2002 and 2001. This discussion may include forward-looking statements based upon management's expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion and have based all average balances on monthly averages.

EARNINGS SUMMARY

                  Net income for the three months ended June 30, 2002 was $366,000, or $0.80 per share compared to $326,000 or $0.71 per share for the same period in 2001. Annualized return on average assets and average equity were .81% and 9.74% respectively, for the three months ended June 30, 2002, compared with .82% and 9.00%, respectively, for the three months ended June 30, 2001.

                  Net income for the six months ended June 30, 2002 was $640,000, or $1.40 per share compared to $621,000 or $1.36 per share for the same period in 2001. Annualized return on average assets and average equity were .72% and 8.51% respectively, for the six months ended June 30, 2002, compared with .80% and 8.68%, respectively for the six months ended June 30, 2001.

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

                  Net interest income for the three months ended June 30, 2002 increased by $53,000 or 3.5% over the same period in 2001. Interest income for the three months ended June 30, 2002 decreased by $123,000 or 4.1% compared to the same period in 2001, while interest expense decreased by $176,000 or 11.6% during the three months ended June 30, 2002, as compared to the same period in the prior year.

                  Net interest income for the six months ended June 30, 2002 increased by $65,000 or 2.2% over the same period in 2001. Interest income for the six months ended June 30, 2002 decreased by $200,000 or 3.4% compared to the same period in 2001, while interest expense decreased by $265,000 or 8.9% during the three months ended June 30, 2002, as compared to the same period in the prior year.

                  During the second quarter of 2002 compared to the same period in 2001, average net interest earning assets increased $17.3 million or 11.4% and average net interest earning liabilities increased $17.0 million or 13.6% resulting in increased net interest income. However, CNB experienced a 32 basis point decrease in the net interest margin. The 116 basis point decrease in rates earned on average interest earning assets offset by a 108 basis point decrease in rates paid on average interest bearing liabilities contributed to the decrease in the net interest margin. See Table 1 and Table 2 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential.

                  Increased net interest income for the three and six month period is attributable to a significantly higher level of net interest earning assets offset by a decrease in the net interest margin. During 2001 and into the second quarter of 2002, the Bank enjoyed substantial deposit growth but slower loan growth resulting in a lower loan to deposit ratio. Management continued to fund the loan growth with deposits and the excess deposit growth was invested in high quality mortgage backed securities or overnight federal funds. Due to the slower loan demand, the Bank has experienced a shift in the asset mix from higher yielding loans to a greater emphasis in lower yielding overnight federal funds and investment securities. Although the average balance on investment securities and loans increased, total interest earned decreased due to a decrease in the average rates earned on interest earning assets. Although the average balance on all interest bearing liabilities increased, total interest expense decreased due to a decrease in the average rates paid on all interest bearing liabilities.

                  The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities.

     TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL


                                                                     JUNE 30, 2002                       JUNE 30, 2001
                                                         ---------------------------------    --------------------------------
                                                               QTR                                QTR
                                                             AVERAGE     QTR      YIELD/        AVERAGE        QTR      YIELD/
                                                             BALANCE   INTEREST   RATE (4)      BALANCE     INTEREST   RATE (4)
                                                         ---------------------------------    --------------------------------
                                                                                (IN THOUSANDS OF DOLLARS)

Interest earning assets:
    Federal funds sold                                     $   4,187     $    23     1.65%     $   5,097      $    63    4.23%
    Securities:
        Taxable                                               48,878         593     4.85         36,760          568    6.18
        Tax-exempt(1)                                            682           5     4.44            307            4    7.90
    Loans (net of unearned interest)(2)(5)(6)                114,723       2,165     7.55        109,043        2,303    8.45
                                                         ---------------------------------    --------------------------------
           Total interest earning assets(1)                $ 168,470     $ 2,786     6.61%     $ 151,207      $ 2,938    7.77%
                                                         ---------------------------------    --------------------------------

Nonearning assets:
    Cash and due from banks                                $   7,665                           $   3,354
    Bank premises and equipment, net                           4,508                               3,651
    Other assets                                               2,348                               2,082
    Allowance for loan losses                                 (1,398)                             (1,270)
                                                         ------------                         -----------
           Total assets                                    $ 181,593                           $ 159,024
                                                         ============                         ===========

Interest bearing liabilities:
    Savings deposits                                       $  19,342     $    25     0.52%     $  16,756      $    79    1.89%
    Time deposits                                             95,347       1,229     5.16         84,272        1,287    6.11
    NOW accounts                                              22,513          77     1.37         19,183          127    2.65
    Money market accounts                                      5,087          12     0.94          5,019           27    2.15
    Borrowings                                                     -           -                       -            -       -
                                                         ---------------------------------    --------------------------------
           Total interest bearing liabilities              $ 142,289     $ 1,343     3.78%     $ 125,230      $ 1,520    4.86%
                                                         ---------------------------------    --------------------------------

Noninterest bearing liabilities:
    Demand deposits                                        $  22,454                           $  17,277
    Other liabilities                                          1,790                               2,036
    Shareholders' equity                                      15,060                              14,481
                                                         ------------                         -----------
           Total liabilities and
              shareholders' equity                         $ 181,593                           $ 159,024
                                                         ============                         ===========

                                                                       ---------                           -----------
Net interest income (1)                                                  $ 1,443                              $ 1,418
                                                                       =========                           ===========

Net interest spread (3)                                                              2.83%                               2.91%
                                                                                 =========                             ======

Net interest income to average                                                       3.43%                               3.75%
                                                                                 =========                             ======
    interest earning assets (1)

(1)   Yields are expressed on a tax equivalent basis using a 34% tax rate.
(2) For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding. (3) Net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)   Yields/Rates are expressed on annualized basis.
(5) Interest income on loans excludes fees of $103,000 in 2002 and $75,000 in 2001.
(6) Interest income on loans includes fees of $53,413 in 2002 and $52,313 in 2001 from the Business Manager Program, student loans and lease receivables.

     TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                                      JUNE 30, 2002                      JUNE 30, 2001
                                                            ------------------------------     ------------------------------------
                                                               YTD                                 YTD
                                                             AVERAGE        YTD     YIELD/       AVERAGE          YTD     YIELD/
                                                             BALANCE     INTEREST   RATE (4)     BALANCE        INTEREST  RATE (4)
                                                            ------------------------------     ------------------------------------
                                                                                 (IN THOUSANDS OF DOLLARS)

Interest earning assets:
    Federal funds sold                                       $   3,691    $    36    1.64%      $    3,755       $    90      4.86%
    Securities:
       Taxable                                                  48,628      1,189    4.89           36,139         1,146      6.34
       Tax-exempt(1)                                               489          9    5.58              306             8      7.92
    Loans (net of unearned interest)(2)(5)                     113,600      4,305    7.58          107,476         4,543      8.45
                                                            ------------------------------     ------------------------------------
          Total interest earning assets(1)                   $ 166,408    $ 5,539    6.66%      $  147,676       $ 5,787      7.84%
                                                            ------------------------------     ------------------------------------

Nonearning assets:
    Cash and due from banks                                  $   6,342                             $ 3,636
    Bank premises and equipment, net                             4,444                               3,403
    Other assets                                                 2,399                               2,147
    Allowance for loan losses                                   (1,383)                             (1,252)
                                                            -----------                        ------------
          Total assets                                       $ 178,210                          $  155,610
                                                            ===========                        ============

Interest bearing liabilities:
    Savings deposits                                         $  18,682    $    66    0.71%      $   16,380       $   157      1.92%
    Time deposits                                               94,654      2,477    5.23           82,277         2,511      6.10
    NOW accounts                                                21,623        155    1.43           18,876           268      2.84
    Money market accounts                                        5,106         28    1.10            4,972            54      2.17
    Borrowings                                                       -          -                       88             2      4.55
                                                            ------------------------------     ------------------------------------
          Total interest bearing liabilities                 $ 140,065    $ 2,726    3.89%      $  122,593       $ 2,992      4.88%
                                                            ------------------------------     ------------------------------------

Noninterest bearing liabilities:
    Demand deposits                                          $  21,221                          $   16,766
    Other liabilities                                            1,876                               1,935
    Shareholders' equity                                        15,048                              14,316
                                                            -----------                        ------------
          Total liabilities and
             shareholders' equity                            $ 178,210                          $  155,610
                                                            ===========                        ============

                                                                       -----------                         --------------
Net interest income(1)                                                    $ 2,813                                $ 2,795
                                                                       ===========                         ==============

Net interest spread(3)                                                               2.77%                                    2.96%
                                                                                  ========                                   ======

Net interest income to average                                                       3.38%                                    3.79%
                                                                                  ========                                   ======
    interest earning assets(1)

(1)   Yields are expressed on a tax equivalent basis using a 34% tax rate.
(2) For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding. (3) Net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)   Yields/Rates are expressed on annualized basis.
(5) Interest income on loans excludes fees of $173,000 in 2002 and $126,000 in 2001.
(6) Interest income on loans includes fees of $100,278 in 2002 and $100,302 in 2001 from the Business Manager Program, student loans and lease receivables.

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

                  The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended June 30, 2002, and June 30, 2001, amounted to $39,000 and $61,000, respectively. The provision for loan losses for the six months ended June 30, 2002, and June 30, 2001, amounted to $112,000, respectively. Loan quality remains stable and past due and nonaccruals are minimal. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require additional reserves as a result of their examination of the bank. See "Nonperforming Assets and Allowance for Loan Losses" for further discussion.

         NONINTEREST INCOME

                  Noninterest income for the three months ended June 30, 2002 increased $112,000 or 41.6% to $381,000 from $269,000 in the second quarter of 2001. The Bank began offering a new service to checking deposit account holders in April 2001. Bounce Protection is a form of overdraft protection which enables the customer to have their insufficient funds checks paid instead of returned. The customer is charged a fee for each check paid. Fees generated from the Bounce Protection program, debit cards, gain on sale of securities and gain on sale of other real estate owned offset by a decrease in insurance commissions were the primary reasons for the increase in noninterest income. Another factor contributing to the increase in noninterest income is the increase in trust fees due to continued growth of trust assets managed by the Bank. Noninterest income for the six months ended June 30, 2002 increased $285,000 or 64.5% to $726,000 from $441,000 for the same period in 2001. The increase in noninterest income was attributable to fees generated from the Bounce Protection program, debit card income, title insurance commissions, gain on sale of securities and gain on sale of other real estate owned. Another factor contributing to the increase in noninterest income was in March 2002, one of the Bank's Board of Directors passed away and the Bank was the beneficiary of a life insurance policy on the director. The Bank received $43,379 in a death benefit, $21,645 of which was recorded in assets as cash surrender value. The difference of $21,734 is reflected in other operating income.

         NONINTEREST EXPENSES

                  Noninterest expenses for the three months ended June 30, 2002, increased $121,000 or 10.2% primarily due to increases in salaries and benefits, occupancy expense, and furniture, fixtures and equipment expenses offset by a decrease in other operating expenses. Salaries and employee benefits increased due to normal recurring merit increases, increased health insurance costs and additional hiring for the south Martinsburg branch facility and hiring in the normal course of business. The increase in furniture and equipment expense was due to an increase in depreciation expense related to furniture and equipment acquired for the new south Martinsburg branch and the new computer equipment and peripherals associated with the upgrade of the bank's technology systems.

                  Noninterest expenses for the six months ended June 30, 2002, increased $333,000 or 14.6% to $2.6 million from $2.3 million for the first six months of 2001. The increases were primarily due to higher costs associated with salaries and benefits , occupancy expense, furniture, fixture and equipment expense and other operating expenses. Salaries and employee benefits increases were the result of normal recurring merit increases, increased health insurance costs and additional hiring for the south Martinsburg branch facility and in the normal course of business. Higher advertising, postage, telephone expenses offset by decreases in stationary, supplies and printing and data processing accounted for the increase in other operating expenses.

         INCOME TAXES

                  The Bank's provision for income taxes increased $26,000 or 14.0% to $213,000 for the three months ended June 30, 2002 and decreased $2,000 or 0.7% to $345,000 for the six months ended June 30, 2002. The effective tax rates for the second quarter of 2002 and 2001 were 36.8% and 36.4%, respectively and for the first six months of 2002 and 2001 were 35.0% and 35.9%, respectively. The Bank's lower effective tax rate for the first six months of 2002 compared to the first six months of 2001, is due to an increase in nontaxable income, principally life insurance proceeds. The decrease in the income tax provision in 2002 is attributable to lower taxable income. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities.

         FINANCIAL CONDITION

                  The Bank's total assets at June 30, 2002 increased $12.1 million or 7.1% to $183.7 million from December 31, 2001 due primarily to a $1.0 million increase in federal funds sold, a $4.6 million increase in loans, a $4.9 million increase in cash and due from banks and a $1.7 million increase in investment securities. The Bank's total liabilities increased $11.6 million or 7.4% to $168.2 million at June 30, 2002, consisting entirely of deposit growth, which increased to $165.9 million. Shareholders' equity increased $557,000 to $15.5 million at June 30, 2002, primarily due to net income of $640,000 and a $82,000 increase in accumulated other comprehensive income offset by the semi-annual cash dividend of $165,000. The only component of accumulated other comprehensive income at June 30, 2002, was unrealized gains and losses on available for sale securities, net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results, however, unless the securities are actually sold.

         LOAN PORTFOLIO

                  At June 30, 2002, total loans increased $4.6 million or 4.2% to $115.1 million from $110.5 million at December 31, 2001. The loan mix did not change in any material respect compared with December 31, 2001. The loan portfolio increase is the result of new mortgage loans. The Bank feels additional growth in all lending areas is possible during the remainder of 2002.


         NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

                   Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, restructured loans and other real estate owned. The following table summarized the Bank's nonperforming assets as of the periods shown:

                                               JUNE 30,          DECEMBER 31,
                                       ----------------------    ------------
                                           2002          2001          2001
                                       --------      --------      --------
 Nonaccrual loans                      $  3,693      $  7,315      $ 25,173

 Loans past due 90 days or more
    still accruing interest             149,779       143,944       449,675
                                       --------      --------      --------
 Total nonperforming loans             $153,472      $151,259      $474,848
                                       --------      --------      --------

 Other real estate owned               $     -       $    -        $ 14,899
                                       --------      --------      --------

 Total nonperforming assets            $153,472      $151,259      $489,747
                                       ========      ========      ========

 Nonperforming loans/Total loans           0.13%         0.14%         0.43%
 Nonperforming assets/Total assets         0.08%         0.09%         0.29%
Allowance for loan losses/Total loans      1.22%         1.18%         1.21%

                  As of June 30, 2002, the Bank has no loans which management considers to be impaired. Management is aware of one commercial loan and one mortgage loan with aggregate uninsured balances of $276,472 which the borrowers have exhibited weaknesses. A specific allowance of $50,000 related to these loans has been established as part of the allowance for loan losses. The loans are collateralized and management anticipates any additional potential loss would be minimal.

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

                  The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. At June 30, 2002, and December 31, 2001, the allowance for loans losses totaled $1.4 million and $1.3 million, respectively. The allowance for loans losses as a percentage of loans was 1.22% and 1.21% as of June 30, 2002 and December 31, 2001.

                  An analysis of the allowance for loan losses is summarized below:


In thousands                            JUNE 30,                   DECEMBER 31,
                                ------------------------    ----------------------------
                                          2002                         2001
                                ------------------------    ----------------------------
                                              PERCENT OF                     PERCENT OF
                                            LOANS IN EACH                   LOANS IN EACH
                                             CATEGORY TO                     CATEGORY TO
                                AMOUNT       TOTAL LOANS       AMOUNT        TOTAL LOANS
                                ------       -----------       ------        -----------
Commercial, financial           $  275            7 %          $  363            6 %
    and agriculture
Real estate - mortgage             350             73             294             72
Installment and other              393             20             370             22
Uallocated                         388            N/A             310            N/A
                                ------          -----          ------          -----
       Total                    $1,406          100 %          $1,337          100 %
                                ======          =====          ======          =====


         DEPOSITS

                  The Bank's deposits increased $11.6 million or 7.5% during the six months ended June 30, 2002. The Bank has experienced a slight change in the deposit account mix during the first six months of 2002. Steady growth continues in noninterest bearing and interest-bearing demand and savings deposits. The Bank has experienced a slight shift from other time deposits to rate sensitive jumbo certificate of deposits during the first six months of 2002. The increase in noninterest-bearing and interest-bearing deposits is primarily due to the influx of accounts at the south Martinsburg Branch. The increase in jumbo certificates of deposit is primarily due to the continued growth in the 36-month Ultimate Certificate of Deposit. The Bank's 36-month Ultimate Certificate of Deposit allows the customer to withdraw all or a portion of the CD on the first or second year anniversary date without penalty. Deposits may also be made to this CD at any time.

         CAPITAL RESOURCES

                  Shareholders' equity increased $557,000 or 3.7% during the first six months of 2002 due to $640,000 in net income and a $82,000 increase in accumulated other comprehensive income partially offset by the semi-annual cash dividend of $165,000. The Bank is subject to regulations of the Office of the Comptroller of the Currency that impose certain minimum regulatory capital requirements. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was "well capitalized" at June 30, 2002. The following table summarized, as of June 30, 2002, the Bank's capital ratios.

                                           Components   Actual      Required
                                           of Capital   Ratio        Ratio
                                           ----------   -----        -----

         Tier 1 Capital                     $15,211      8.4%         4.0%
         Total Risk Based Capital           $16,538     15.6%         8.0%

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

                     The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold. At June 30, 2002, these totaled $51.6 million, or 28.1% of total assets. In addition, liquidity may be generated through loan repayments and over $7.0 million of available borrowing arrangements with correspondent banks. At June 30, 2002, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $1.2 million of cash from operations in the first six months of 2002, which compares to $866,000 during the same time period in 2001. Additional cash of $11.4 million was generated through net financing activities through June 30, 2002, which compares to $9.2 million for the first six months of 2001. These proceeds along with proceeds from the sales and maturities of investment securities were used to fund loans and purchase securities during each year. Net cash used in investing activities totaled $7.7 million during the first six months of 2002 compared to $8.0 million during the same time period in 2001. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

                  The objective of the Bank's interest rate sensitivity management program, also known as asset/liability management, is to maximize net interest income while minimizing the risk of adverse effects from changing interest rates. This is done by controlling the mix and maturities of interest sensitive assets and liabilities. The Bank has established an asset/liability committee for this purpose. Daily management of the Bank's sensitivity of earnings to changes in interest rates within the Bank's policy guidelines are monitored by using a combination of off-balance sheet and on-balance sheet financial instruments. The Bank's Chief Executive Officer, Vice President of Mortgage Loans and the Chief Financial Officer monitor day to day deposit flows, lending requirements and the competitive environment. Rate changes occur within policy guidelines if necessary to minimize adverse effects. Also, the Bank's policy is intended to ensure the Bank measures a range of rate scenarios and patterns of rate movements that are reasonably possible. The Bank measures the impact that 200 basis point changes in rates would have on earnings over the next twelve months.

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

                  The Bank's base-line scenario holds the prime rate constant at
         4.75 percent through June 2003. Based on the July 2002 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing or decreasing interest rate scenario.

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

         Item 4:  Submission of Matters to a Vote of Security Holders

              (a) The annual meeting of stockholders of CNB Financial Services,
                  Inc. was held April 3, 2002.

              (b) Proxies for the annual meeting were solicited pursuant to
                  Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were re-elected.

              (c) (1) Election of Directors

                  Elected to serve as directors until the 2003 annual meeting of stockholders:

                                                                    Without
                                                    For            Authority

                     J. Robert Ayers                332,660          450
                     John E. Barker                 332,660          450
                     Margaret S. Bartles            332,660          450
                     Jay E. Dick                    332,660          450
                     Herbert L. Eppinger            332,660          450
                     Robert L. Hawvermale           332,660          450
                     J. Philip Kesecker             332,660          450
                     Jerald McGraw                  332,660          450
                     Martha H. Quarantillo          332,660          450
                     Thomas F. Rokisky              332,660          450
                     Charles S. Trump, IV           332,660          450
                     Arlie R. Yost                  332,660          450

                           PART II: OTHER INFORMATION

         Item 6:  Exhibits and Reports on Form 8-K

                  CERTIFICATION PURSUANT TO
                  18 U.S.C. SECTION 1350
                  AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Quarterly Report of CNB Financial Services, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Federal Deposit Insurance Corporation on the date hereof (the "Report"), the undersigned, Chief Executive Officer of the Company, certifies, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

                           (1) The Report fully complies with the requirements
                  of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                           (2) The information contained in the Report fairly
                  presents, in all material respects, the financial condition and result of operations of the Company.



                               /s/ Thomas F. Rokisky, Chief Executive Officer
                               ----------------------------------------------
                               Thomas F. Rokisky
                               Chief Executive Officer
                               August 12, 2002

                           PART II: OTHER INFORMATION

         Item 6:  Exhibits and Reports on Form 8-K continued


                  CERTIFICATION PURSUANT TO
                  18 U.S.C. SECTION 1350
                  AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Quarterly Report of CNB Financial Services, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Federal Deposit Insurance Corporation on the date hereof (the "Report"), the undersigned, Chief Financial Officer of the Company, certifies, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

                           (1) The Report fully complies with the requirements
                  of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                           (2) The information contained in the Report fairly
                  presents, in all material respects, the financial condition and result of operations of the Company.


                                /s/ Rebecca S. Stotler, Chief Financial Officer
                                -----------------------------------------------
                                Rebecca S. Stotler
                                Chief Financial Officer
                                August 12, 2002

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         CNB Financial Services, Inc.
         ----------------------------
                 (Registrant)



         Date    August 12, 2002     /s/ Rebecca S. Stotler, Vice President/CFO
                 ---------------     ------------------------------------------
         Date    August 12, 2002     /s/ Thomas F. Rokisky, President/CEO
                 ---------------     ------------------------------------------