Form 10-Q
period 2002-09-30
CNB FINANCIAL SERVICES INC
filed 2002-11-13
CIK 1113336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM - TO --

                         Commission file number 0-30665

                          CNB Financial Services, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

             United States of America                                   55-0773918
------------------------------------------------------     ---------------------------------------
         (State or other jurisdiction of                      (I.R.S. Employer Identification No.)
          incorporation or organization)

  101 S. Washington Street, Berkeley Springs, WV                           25411
------------------------------------------------------     ---------------------------------------
    (Address of principal executive offices)                             (Zip Code)


Issuer's telephone number, ( 304 )  258  - 1520
                            -----  -----   ----

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

  Common Stock $1 par value, 458,048 shares outstanding as of November 1, 2002

                          CNB FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS

                                                                                                          PAGE
PART 1:   FINANCIAL INFORMATION PAGE

     Item 1    Financial Statements

               Consolidated Statements of Financial Condition as of September 30, 2002 (Unaudited)
                 and December 31, 2001................................................................     3

               Consolidated Statements of Income for the Three and Nine Months ended September 30,
                 2002 and  2001 (Unaudited)...........................................................     4

               Consolidated Statements of Changes in Shareholders' Equity for the Nine
                 Months Ended September 30, 2002 (Unaudited) and the Year Ended December 31, 2001.....     5

               Consolidated Statements of Cash Flows for the Nine Months
                 Ended September 30, 2002 and 2001 (Unaudited)........................................     6

               Notes to Consolidated Financial Statements (Unaudited).................................     7

     Item 2.   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations for the Three and Nine Months ended September 30, 2002.........    12

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk.............................    19

     Item 4.   Controls and Procedures................................................................    20



PART II:  OTHER INFORMATION

     Item 1.   Legal Proceedings......................................................................    21

     Item 6.   Exhibits and Reports on Form 8-K.......................................................    21

               SIGNATURES.............................................................................    22

               CERTIFICATIONS.........................................................................    23


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

               CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                             SEPTEMBER 30,                 DECEMBER 31,
                                 ASSETS                                         2002                          2001
                                                                            --------------              ---------------
                                                                            (Unaudited)
Cash and due from banks                                                      $ $ 8,816,379                $   4,229,810
Federal funds sold                                                               4,973,533                            -
Securities available for sale
   (at approximate market value)                                                48,420,299                   48,913,329
Federal Home Loan Bank stock, at cost                                              646,900                      625,500
Federal Reserve Bank stock, at cost                                                129,650                      129,650
Loans and lease receivable, net                                                119,941,586                  110,536,744
Accrued interest receivable                                                        989,192                    1,052,620
Foreclosed real estate (held for sale), net                                          6,500                       14,898
Premises and equipment, net                                                      4,908,355                    4,283,625
Deferred income taxes                                                                    -                      225,894
Cash surrender value of life insurance                                             963,452                      883,533
Intangible assets                                                                   98,654                      105,168
Other assets                                                                       391,287                      540,672
                                                                          -----------------            -----------------

         TOTAL ASSETS                                                        $ 190,285,787                $ 171,541,443
                                                                          =================            =================


                  LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
        Demand                                                               $  23,982,947                $  19,174,111
        Interest-bearing demand                                                 31,566,758                   24,878,709
        Savings                                                                 20,756,445                   17,851,684
        Time, $100,000 and over                                                 34,733,568                   27,450,519
        Other time                                                              60,736,627                   65,025,516
                                                                          -----------------            -----------------
                                                                             $ 171,776,345                $ 154,380,539
   Accrued interest payable                                                        970,996                    1,148,437
   Accrued expenses and other liabilities                                        1,162,649                    1,086,230
   Deferred income taxes                                                           128,367                            -
                                                                          -----------------            -----------------

         TOTAL LIABILITIES                                                   $ 174,038,357                $ 156,615,206
                                                                          -----------------            -----------------

SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000  shares
       authorized; 458,048 shares outstanding                                    $ 458,048                    $ 458,048
   Capital surplus                                                               3,863,592                    3,863,592
   Retained earnings                                                            11,198,829                   10,426,618
   Accumulated other comprehensive income                                          726,961                      177,979
                                                                          -----------------            -----------------

         TOTAL SHAREHOLDERS' EQUITY                                          $  16,247,430                $  14,926,237
                                                                          -----------------            -----------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 190,285,787                $ 171,541,443
                                                                          =================            =================

The Notes to Consolidated Financial Statements are an integral part of these statements.

             CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                                          -------------------------------    -------------------------------
                                                              2002             2001              2002             2001
                                                          -------------    --------------    --------------   --------------
INTEREST INCOME
   Interest and fees on loans                               $2,253,727        $2,399,242        $6,731,977       $7,068,503
   Interest and dividends on securities
      United States Treasury securities                              -                 -                 -              274
      U.S. Government agencies and
         corporations                                          401,999           571,703         1,475,771        1,677,766
      Mortgage backed securities                               158,269                 -           250,259                -
      State and political subdivisions                          13,113             7,363            29,946           22,088
      Other                                                      3,728             9,695            19,124           42,654
   Interest on federal funds sold                               30,124            41,190            66,178          130,560
                                                          -------------    --------------    --------------   --------------
                                                            $2,860,960        $3,029,193        $8,573,255       $8,941,845
                                                          -------------    --------------    --------------   --------------
INTEREST EXPENSE
   Interest on interest bearing demand,                     $1,334,613        $1,489,436        $4,060,939       $4,478,741
     savings and time deposits
   Interest on federal funds purchased                               -                 -                 -            2,291
                                                          -------------    --------------    --------------   --------------
                                                            $1,334,613        $1,489,436        $4,060,939       $4,481,032
                                                          -------------    --------------    --------------   --------------

           NET INTEREST INCOME                              $1,526,347        $1,539,757        $4,512,316       $4,460,813

PROVISION FOR LOAN LOSSES                                       40,500            57,000           152,000          169,000
                                                          -------------    --------------    --------------   --------------

           NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                    $1,485,847        $1,482,757        $4,360,316       $4,291,813
                                                          -------------    --------------    --------------   --------------

NONINTEREST INCOME
   Service charges on deposit accounts                      $  199,188         $ 159,370        $  538,363       $  377,998
   Other service charges, commissions
      and fees                                                  82,333            66,547           255,195          190,938
   Insurance commissions                                        27,331            34,940            78,715           93,720
   Other operating income                                       19,435            25,664           100,851           64,505
   Net gain on sale of securities                                    -                 -            78,028              833
   Gain on sale of other real estate owned                           -                 -             3,492                -
                                                          -------------    --------------    --------------   --------------
                                                            $  328,287        $  286,521        $1,054,644       $  727,994
                                                          -------------    --------------    --------------   --------------
NONINTEREST EXPENSES
   Salaries                                                  $ 588,030         $ 519,594        $1,683,422       $1,482,112
   Employee benefits                                           183,844           149,898           554,321          455,079
   Occupancy of premises                                        62,758            72,623           205,714          201,383
   Furniture and equipment expense                              90,260            55,653           271,088          171,726
   Other operating expenses                                    432,084           424,885         1,257,836        1,194,354
                                                          -------------    --------------    --------------   --------------
                                                            $1,356,976        $1,222,653        $3,972,381       $3,504,654
                                                          -------------    --------------    --------------   --------------

            INCOME BEFORE INCOME TAXES                      $  457,158        $  546,625        $1,442,579       $1,515,153

PROVISION FOR INCOME TAXES                                     160,319           187,237           505,470          534,699
                                                          -------------    --------------    --------------   --------------

            NET INCOME                                      $  296,839        $  359,388        $  937,109       $  980,454
                                                          =============    ==============    ==============   ==============

BASIC EARNINGS PER SHARE                                    $     0.65        $     0.78        $     2.05       $     2.14
                                                          =============    ==============    ==============   ==============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

                                                                                              ACCUMULATED
                                                                                                 OTHER              TOTAL
                                         COMMON            CAPITAL            RETAINED         COMPREHENSIVE    SHAREHOLDERS'
                                         STOCK             SURPLUS            EARNINGS           INCOME             EQUITY
                                     ---------------    ---------------    ---------------   ---------------    ---------------
BALANCE, DECEMBER 31, 2000                $ 458,048        $ 3,863,592        $ 9,657,422        $ (115,244)       $13,863,818
                                                                                                                ---------------
Comprehensive income:
   Net income for 2001                            -                  -          1,236,405                 -          1,236,405
  Change in unrealized gains
    (losses) on securities
    available for sale (net of
    tax of $179,718)                              -                  -                  -           293,223            293,223
                                                                                                                ---------------
Total Comprehensive Income                        -                  -                  -                 -          1,529,628
                                                                                                                ---------------
Cash dividends ($1.02 per share)                                                 (467,209)                            (467,209)
                                     ---------------    ---------------    ---------------   ---------------    ---------------

BALANCE,  DECEMBER 31, 2001               $ 458,048        $ 3,863,592        $10,426,618         $ 177,979        $14,926,237
                                                                                                                ---------------
Comprehensive income:
   Net income for nine months
      ended September 30, 2002                    -                  -            937,109                 -            937,109
  Change in unrealized gains
    (losses) on securities
    available for sale (net of
    tax of $354,261)                              -                  -                  -           548,982            548,982
                                                                                                                ---------------
                                                                                                                ---------------
Total Comprehensive Income                        -                  -                  -                 -          1,486,091
                                                                                                                ---------------
                                                                                                                ---------------
Cash dividends ($0.36 per share)                                                 (164,898)                            (164,898)
                                     ---------------    ---------------    ---------------   ---------------    ---------------

BALANCE,  SEPTEMBER 30, 2002              $ 458,048        $ 3,863,592        $11,198,829         $ 726,961        $16,247,430
                                     ===============    ===============    ===============   ===============    ===============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                 CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                   ------------------------------------
                                                                                       2002                  2001
                                                                                   ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                            $    937,109        $    980,454
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                         261,743             171,735
     Provision for loan losses                                                             152,000             169,000
     Deferred income taxes                                                                       -             (60,000)
     Net (gain) on sale of securities                                                      (78,028)               (833)
     (Gain) on sale of real estate owned                                                    (3,492)                  -
     (Increase) decrease in accrued interest receivable                                     63,428            (156,580)
     (Increase) decrease in other assets                                                   274,046             (67,429)
     Increase (decrease) in accrued interest payable                                      (177,441)             12,140
     (Increase) in cash surrender value on life insurance in excess
          of premiums paid                                                                  (3,408)            (34,553)
     Increase (decrease) in accrued expenses and other liabilities                          76,419             (10,030)
     Amortization of deferred loan (fees) cost                                              56,319              39,426
     Amortization (accretion) of premium and discount on investments                        15,244             (25,690)
                                                                                   ----------------    ----------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $  1,573,939        $  1,017,640
                                                                                   ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) in loans                                                          $ (9,649,661)       $ (5,196,547)
     Proceeds from sales of securities                                                   7,075,471             901,406
     Proceeds from maturities of securities                                             28,653,020          36,472,222
     Purchases of securities                                                           (34,290,835)        (41,535,163)
     Purchases of premises and equipment                                                (1,032,053)         (1,014,023)
     Proceeds from sales of other real estate owned, net                                    48,390                   -
     Net (increase) in federal funds sold                                               (4,973,533)         (4,446,210)
     Premiums paid on life insurance                                                       (49,078)            (49,843)
                                                                                   ----------------    ----------------
         NET CASH (USED IN) INVESTING ACTIVITIES                                     $ (14,218,279)      $ (14,868,158)
                                                                                   ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand and savings deposits                                      $  14,401,646       $   4,318,693
    Net increase in time deposits                                                        2,994,160          10,207,078
    Cash dividends paid                                                                   (164,897)           (164,897)
                                                                                   ----------------    ----------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                   $  17,230,909       $  14,360,874
                                                                                   ----------------    ----------------

         NET INCREASE IN CASH AND CASH EQUIVALENTS                                   $   4,586,569       $     510,356
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           4,229,810           3,739,854
                                                                                   ----------------    ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $   8,816,379       $   4,250,210
                                                                                   ================    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period:
               Interest                                                                $   4,238,380        $   4,491,253
               Income taxes                                                            $     502,000        $     539,500
     Net transfer to foreclosed real estate, held for sale from loans
            receivable                                                                 $      36,500        $           -

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

Note 2. Basis of Presentation

                  In the opinion of CNB, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB financial condition as of September 30, 2002 and the results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001.

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

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 3. Securities Available for Sale

                  The amortized cost and estimated market value of debt securities at September 30, 2002 and December 31, 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

         Securities available for sale are summarized as follows:

                                                                SEPTEMBER 30, 2002                               WEIGHTED
                                       --------------------------------------------------------------------      AVERAGE
                                                            GROSS             GROSS           ESTIMATED            TAX
                                         AMORTIZED        UNREALIZED        UNREALIZED           FAIR           EQUIVALENT
                                            COST            GAINS             LOSSES            VALUE             YIELD
                                       ---------------  ---------------   ---------------   ---------------     ------------
Available for sale:
    U.S. Government agencies
      and corporations
      Within one year                     $ 5,744,338         $ 13,472               $ -       $ 5,757,810              4.65 %
      After 1 but within 5 years           14,484,080          479,508                 -        14,963,588              4.60
      After 5 but within 10 years          12,324,569          435,436             7,975        12,752,030              5.66
                                       ---------------  ---------------   ---------------   ---------------
                                          $32,552,987        $ 928,416           $ 7,975       $33,473,428              4.79
                                       ---------------  ---------------   ---------------   ---------------

    States and political subdivisions
      Within one year                       $ 100,000             $ 85               $ -           100,085              6.97
      After 1 but within 5 years              250,000                -                 -           250,000              6.00
      After 5 but within 10 years             775,000           39,366                 -           814,366              6.42
                                       ---------------  ---------------   ---------------   ---------------
                                          $ 1,125,000         $ 39,451               $ -       $ 1,164,451              6.37
                                       ---------------  ---------------   ---------------   ---------------

    Mortgage backed securities            $13,552,006        $ 241,947          $ 11,533       $13,782,420              5.29
                                       ---------------  ---------------   ---------------   ---------------

Total securities available for sale       $47,229,993      $ 1,209,814          $ 19,508       $48,420,299              4.97 %
                                       ===============  ===============   ===============   ===============

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Note 3.   Securities Available for Sale (continued)

                                              DECEMBER 31, 2001                                                  WEIGHTED
                                       --------------------------------------------------------------------      AVERAGE
                                                            GROSS             GROSS           ESTIMATED            TAX
                                         AMORTIZED        UNREALIZED        UNREALIZED           FAIR           EQUIVALENT
                                            COST            GAINS             LOSSES            VALUE             YIELD
                                       ---------------  ---------------   ---------------   ----------------    ----------
Available for sale:
    U.S. Government agencies
      and corporations
      Within one year                     $ 1,250,000          $ 1,328               $ -       $ 1,251,328         6.63 %
      After 1 but within 5 years           29,007,880          116,337           151,186        28,973,031         4.67
      After 5 but within 10 years          17,818,385          327,707             3,568        18,142,524         6.28
                                       ---------------  ---------------   ---------------   ---------------
                                          $48,076,265        $ 445,372         $ 154,754       $48,366,883         5.27
                                       ---------------  ---------------   ---------------   ---------------

    States and political subdivisions
      After 1 but within 5 years            $ 350,000          $ 1,020               $ -         $ 351,020         6.75
      After 5 but within 10 years             200,000                -             4,574           195,426         8.02
                                       ---------------  ---------------   ---------------   ---------------
                                            $ 550,000          $ 1,020           $ 4,574         $ 546,446         7.21
                                       ---------------  ---------------   ---------------   ---------------

Total securities available for sale       $48,626,265        $ 446,392         $ 159,328       $48,913,329         5.30 %
                                       ===============  ===============   ===============   ===============


                  The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $12,082,406 at September 30, 2002 and $12,099,922 at December 31, 2001.

                  Proceeds from sales of securities available for sale (excluding maturities) during the nine months ended September 30, 2002 and the year ended December 31, 2001 were $7,075,471 and $901,406, respectively. Gross gains (losses) of $78,028 and $(-0-) during the nine months ended September 30, 2002 and $7,071 and $(6,238) for the year ended December 31, 2001 were realized on the respective sales.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 4. Loans and Lease Receivable

                  Major classifications of loans at September 30, 2002 and December 31, 2001, were as follows:


                                        SEPTEMBER 30,          DECEMBER 31,
                                             2002                  2001
                                       -----------------     -----------------
Loans:
  Real estate                           $   75,749,842     $      67,859,963
  Commercial real estate                    14,280,096            12,458,880
  Consumer                                  22,839,244            24,197,964
  Commercial                                 7,952,635             6,977,624
  Overdrafts                                   240,213                86,694
                                       -----------------     -----------------
                                        $  121,062,030      $    111,581,125

Lease:                                         136,351               139,608
                                       -----------------     -----------------
                                        $  121,198,381      $    111,720,733
Net deferred loan fees, costs,
    premiums and discounts                     165,458               152,971
Allowance for loan losses                   (1,422,253)           (1,336,960)
                                       -----------------     -----------------
                                        $  119,941,586      $    110,536,744
                                       =================     =================

                  An analysis of the allowance for possible loan losses is as follows:

                                        SEPTEMBER 30,                   DECEMBER 31,
                                 ---------------------------------      ------------
                                       2002               2001              2001
                                 --------------     --------------      ------------
Balance, Beginning                 $ 1,336,960        $ 1,216,333       $ 1,216,333
    Provision charged to
        operations                     152,000            169,000           226,000
    Recoveries                          31,346             24,090            29,729
    Loans charged off                  (98,053)           (91,885)         (135,102)
                                 --------------     --------------    --------------
Balance, Ending                    $ 1,422,253        $ 1,317,538       $ 1,336,960
                                 ==============     ==============    ==============

                  Loans are placed in nonaccrual status when, in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. A summary of nonaccrual loans is as follows:

                                        SEPTEMBER 30,                   DECEMBER 31,
                                 ---------------------------------      ------------
                                    2002                  2001              2001
                                 --------------     --------------      ------------
Loans:
  Consumer                         $     9,338        $     7,315       $    25,173
                                  =============     ==============    ==============

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 4. Loans and Lease Receivable (continued)

                  Proceeds from sale of loans during the nine months ended September 30, 2002 and the year ended December 31, 2001 were $0. There were no gains or losses on sale of loans.

Note 5.  Time Deposits

                  At September 30, 2002, the scheduled maturities of time deposits are as follows:

                                    TIME DEPOSITS             ALL TIME
                                  $100,000 AND OVER           DEPOSITS
                                 ------------------       ---------------

Within 3 months                        $ 3,011,633          $ 13,380,812
3 months thru 6 months                   8,029,906            17,352,227
6 months thru 12 months                 10,156,376            21,231,280
Over 12 months                          13,535,653            43,505,876
                                 ------------------       ---------------
                                      $ 34,733,568          $ 95,470,195
                                 ==================      ================

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

                  The Bank was organized on June 20, 1934, and has operated in Berkeley Springs, Morgan County, West Virginia, as a national banking association continuously since that time. The Bank is a full-service commercial bank conducting general banking and trust activities through four full-service offices and four automated teller machines located in Morgan and Berkeley Counties, West Virginia. The Bank formed CNB Insurance Services, Inc., a wholly owned subsidiary, which is a property and casualty insurance agency selling primarily personal lines of insurance.

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

                  The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three and nine months ended September 30, 2002 and 2001. This discussion may include forward-looking statements based upon management's expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion and have based all average balances on monthly averages.

EARNINGS SUMMARY

                  Net income for the three months ended September 30, 2002 was $297,000, or $0.65 per share compared to $359,000 or $0.78 per share for the same period in 2001. Annualized return on average assets and average equity were .63% and 7.48% respectively, for the three months ended September 30, 2002, compared with .90% and 9.94%, respectively, for the three months ended September 30, 2001.

                  Net income for the nine months ended September 30, 2002 was $937,000, or $2.05 per share compared to $980,000 or $2.14 per share for the same period in 2001. Annualized return on average assets and average equity were .69% and 8.15% respectively, for the nine months ended September 30, 2002, compared with .83% and 9.10%, respectively for the nine months ended September 30, 2001.

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

                  Net interest income for the three months ended September 30, 2002 decreased by $13,000 or 0.9% over the same period in 2001. Interest income for the three months ended September 30, 2002 decreased by $168,000 or 5.6% compared to the same period in 2001, while interest expense decreased by $155,000 or 10.4% during the three months ended September 30, 2002, as compared to the same period in the prior year.

                  During the third quarter of 2002 compared to the same period in 2001, average net interest earning assets increased $24.5 million or 16.3% and average net interest bearing liabilities increased $21.1 million or 16.9% resulting in decreased net interest income. However, CNB experienced a 58 basis point decrease in the net interest margin. The 169 basis point decrease in rates earned on average interest earning assets offset by a 111 basis point decrease in rates paid on average interest bearing liabilities contributed to the decrease in the net interest margin. See Table 1 and Table 2 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential.

                  Net interest income for the nine months ended September 30, 2002 increased by $52,000 or 1.2% over the same period in 2001. Interest income for the nine months ended September 30, 2002 decreased by $369,000 or 4.1% compared to the same period in 2001, while interest expense decreased by $420,000 or 9.4% during the three months ended September 30, 2002, as compared to the same period in the prior year.

                  During the nine months ended September 30, 2002 compared to the same period in 2001, average net interest earning assets increased $20.7 million or 13.9% and average net interest bearing liabilities increased $18.7 million or 15.1%. However, CNB experienced a 23 basis point decrease in the net interest margin, resulting in decreased net interest income. The 126 basis point decrease in rates earned on average interest earning assets offset by a 103 basis point decrease in rates paid on average interest bearing liabilities resulted in the decrease in the net interest margin. See Table 1 and Table 2 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential.

                  There was a significantly higher level of net earning assets offset by a decrease in the net interest margin during these periods. During 2001 and into the second quarter of 2002, the Bank enjoyed substantial deposit growth but slower loan growth resulting in a lower loan to deposit ratio. In the third quarter of 2002, loan growth began to show a slight increase due to increased activity in Berkeley County, refinancing, the new loan programs the Bank began offering and the hiring of a lending specialist in Berkeley County. Management continued to fund the loan growth with deposits and the excess deposit growth was invested in high quality US government agency securities, mortgage backed securities or overnight federal funds. Due to the slower loan demand, the Bank has experienced a shift in the asset mix from higher yielding loans to a greater emphasis in lower yielding overnight federal funds and investment securities. Although the average balance on investment securities and loans increased, total interest earned decreased due to a decrease in the average rates earned on interest earning assets. Although the average balance on all interest bearing liabilities increased, total interest expense decreased due to a decrease in the average rates paid on all interest bearing liabilities.

                  The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities.

     TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                           SEPTEMBER 30, 2002                       SEPTEMBER 30, 2001
                                               ---------------------------------------     ----------------------------------------
                                                    QTR                                        QTR
                                                   AVERAGE           QTR       YIELD/         AVERAGE          QTR         YIELD/
                                                   BALANCE         INTEREST    RATE (4)       BALANCE        INTEREST      RATE (4)
                                               ---------------------------------------     -----------------------------------------
                                                                             (IN THOUSANDS OF DOLLARS)
Interest earning assets:
    Federal funds sold                            $   7,167       $    30        1.65 %         $   4,408       $    41     3.40 %
    Securities:
      Taxable                                        46,862           567        4.84              38,159           585     6.13
      Tax-exempt (1)                                    889            10        6.82                 295             4     8.22
    Loans (net of unearned interest) (2)(5)(6)      120,081         2,176        7.25             107,647         2,399     8.91
                                                 -------------------------------------         ----------------------------------
        Total interest earning assets (1)         $ 174,999       $ 2,783        6.36 %         $ 150,509       $ 3,029     8.05 %
                                                 -------------------------------------         ----------------------------------
Nonearning assets:
    Cash and due from banks                       $   7,056                                     $   3,567
    Bank premises and equipment, net                  4,759                                         3,872
    Other assets                                      2,523                                         2,166
    Allowance for loan losses                        (1,417)                                       (1,274)
                                                 -----------                                   -----------
        Total assets                              $ 187,920                                     $ 158,840
                                                 ===========                                   ===========

Interest bearing liabilities:
    Savings deposits                              $  20,470       $    25        0.49 %         $  16,781       $    68     1.62 %
    Time deposits                                    95,625         1,217        5.09              84,778         1,289     6.08
    NOW accounts                                     24,767            81        1.31              18,630           109     2.34
    Money market accounts                             5,014            12        0.96               4,595            23     2.00
    Borrowings                                            -             -                               -             -        -
                                                 -------------------------------------         ----------------------------------
        Total interest bearing liabilities        $ 145,876       $ 1,335        3.66 %         $ 124,784       $ 1,489     4.77 %
                                                 -------------------------------------         ----------------------------------

Noninterest bearing liabilities:
    Demand deposits                                $ 24,092                                     $  17,715
    Other liabilities                                 2,062                                         1,899
    Shareholders' equity                             15,890                                        14,442
                                                 -----------                                   -----------
        Total liabilities and
           shareholders' equity                   $ 187,920                                     $ 158,840
                                                 ===========                                   ===========

                                                               -----------                                   -----------
Net interest income (1)                                           $ 1,448                                       $ 1,540
                                                               ===========                                   ===========

Net interest spread (3)                                                          2.70 %                                     3.28 %
                                                                             =========                                    =======

Net interest income to average
    interest earning assets (1)                                                   3.31 %                                     4.09 %
                                                                             =========                                    =======

(1) Yields are expressed on a tax equivalent basis using a 34% tax rate.
(2) For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.
(3) Net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) Yields/Rates are expressed on annualized basis.
(5) Interest income on loans excludes fees of $78,000 in 2002 and $101,000 in 2001.
(6) Interest income on loans includes fees of $28,031 in 2002 and $49,574 in 2001 from the Business Manager Program, student loans and lease receivables.

     TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                           SEPTEMBER 30, 2002                         SEPTEMBER 30, 2001
                                               ---------------------------------------     ----------------------------------------
                                                    YTD                                        YTD
                                                   AVERAGE       YTD         YIELD/          AVERAGE          YTD         YIELD/
                                                   BALANCE     INTEREST      RATE (4)         BALANCE       INTEREST      RATE (4)
                                               ---------------------------------------     -----------------------------------------
                                                                             (IN THOUSANDS OF DOLLARS)
Interest earning assets:
   Federal funds sold                           $   4,850       $    66          1.64 %         $ 3,974         $ 131      4.38 %
   Securities:
     Taxable                                       48,039         1,756          4.87            36,812         1,732      6.27
     Tax-exempt (1)                                   622            19          6.17               302            11      7.36
   Loans (net of unearned interest) (2)(5)        115,760         6,481          7.46           107,533         6,842      8.48
                                               ---------------------------------------      ------------------------------------
        Total interest earning assets (1)       $ 169,271       $ 8,322          6.56 %       $ 148,621       $ 8,716      7.82 %
                                               ---------------------------------------      ------------------------------------
Nonearning assets:
   Cash and due from banks                      $   6,580                                       $ 3,613
   Bank premises and equipment, net                 4,549                                         3,559
   Other assets                                     2,441                                         2,153
   Allowance for loan losses                       (1,394)                                       (1,259)
                                               -----------                                  ------------
        Total assets                            $ 181,447                                     $ 156,687
                                               ===========                                  ============

Interest bearing liabilities:
   Savings deposits                             $  19,278       $    91          0.63 %        $ 16,513         $ 225      1.82 %
   Time deposits                                   94,978         3,694          5.19            83,111         3,800      6.10
   NOW accounts                                    22,671           236          1.39            18,794           377      2.67
   Money market accounts                            5,076            40          1.05             4,847            77      2.12
   Borrowings                                           -             -                              59             2      4.52
                                               ---------------------------------------      ------------------------------------
        Total interest bearing liabilities      $ 142,003       $ 4,061          3.81 %       $ 123,324       $ 4,481      4.84 %
                                               ---------------------------------------      ------------------------------------

Noninterest bearing liabilities:
   Demand deposits                               $ 22,178                                      $ 17,082
   Other liabilities                                1,938                                         1,923
   Shareholders' equity                            15,328                                        14,358
                                            --------------                                  ------------
        Total liabilities and
           shareholders' equity                 $ 181,447                                     $ 156,687
                                            ==============                                  ============

                                                              ----------                                      ----------
Net interest income (1)                                         $ 4,261                                         $ 4,235
                                                              ==========                                      ==========

Net interest spread (3)                                                          2.75 %                                    2.98 %
                                                                             =========                                    =======

Net interest income to average
   interest earning assets (1)                                                   3.36 %                                    3.80 %
                                                                            =========                                    ======

(1) Yields are expressed on a tax equivalent basis using a 34% tax rate.
(2) For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.
(3) Net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) Yields/Rates are expressed on annualized basis.
(5) Interest income on loans excludes fees of $251,000 in 2002 and $227,000 in 2001.
(6) Interest income on loans includes fees of $128,309 in 2002 and $149,875 in 2001 from the Business Manager Program, student loans and lease receivables.

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

                  The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended September 30, 2002, and September 30, 2001, amounted to $41,000 and $57,000, respectively. The provision for loan losses for the nine months ended September 30, 2002, and September 30, 2001, amounted to $152,000 and $169,000, respectively. Loan quality remains stable and past due and nonaccruals are minimal. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require additional reserves as a result of their examination of the bank. See "Nonperforming Assets and Allowance for Loan Losses" for further discussion.

         NONINTEREST INCOME

                  Noninterest income for the three months ended September 30, 2002 increased $41,000 or 14.6% to $328,000 from $287,000 in the third quarter of 2001. The Bank began offering a new service to checking deposit account holders in April 2001. Bounce Protection is a form of overdraft protection which enables the customer to have their insufficient funds checks paid instead of returned. The customer is charged a fee for each check paid. Fees generated from the Bounce Protection program, overdraft fees and debit cards offset by a decrease in insurance commissions and title insurance commissions were the primary reasons for the increase in noninterest income.

                  Noninterest income for the nine months ended September 30, 2002 increased $327,000 or 44.9% to $1.1 million from $728,000 for the same period in 2001. The increase in noninterest income was attributable to fees generated from the Bounce Protection program, debit card income, title insurance commissions, gain on sale of securities and gain on sale of other real estate owned. Other factors contributing to the increase in noninterest income are the increase in trust fees due to continued growth of trust assets managed by the Bank and in March 2002, one of the Bank's Board of Directors passed away and the Bank was the beneficiary of a life insurance policy on the director. The Bank received $43,379 in a death benefit, $21,645 of which was recorded in assets as cash surrender value. The difference of $21,734 is reflected in other operating income.

         NONINTEREST EXPENSES

                  Noninterest expenses for the three months ended September 30, 2002, increased $134,000 or 11.0% primarily due to increases in salaries and benefits, furniture, fixtures and equipment expenses and other operating expenses offset by a decrease in occupancy expenses. Salaries and employee benefits increased due to normal recurring merit increases, increased health insurance costs and additional hiring for the south Martinsburg branch facility and in the normal course of business. The increase in furniture and equipment expense was due to an increase in depreciation expense related to furniture and equipment acquired for the new south Martinsburg branch and the new computer equipment and peripherals associated with the upgrade of the Bank's technology systems. The increase in other operating expenses was due to an increase in audit fees and check losses offset by decreases in bounce protection expenses and promotional expenses.

                  Noninterest expenses for the nine months ended September 30, 2002, increased $468,000 or 13.4% to $4.0 million from $3.5 million for the first nine months of 2001. The increases were primarily due to higher costs associated with salaries and benefits, furniture, fixture and equipment expense and other operating expenses. Salaries and employee benefits increases were the result of normal recurring merit increases, increased health insurance costs and additional hiring for the south Martinsburg branch facility and in the normal course of business. Higher advertising, telephone expenses, ATM expenses, audit fees and check losses offset by decreases in stationary, supplies and printing, outside service fees and business manager expense accounted for the increase in other operating expenses.

         INCOME TAXES

                  The Bank's provision for income taxes decreased $27,000 or 14.4% to $160,000 for the three months ended September 30, 2002 and decreased $29,000 or 5.5% to $505,000 for the nine months ended September 30, 2002. The effective tax rates for the third quarter of 2002 and 2001 were 35.1% and 34.3%, respectively and for the first nine months of 2002 and 2001 were 35.0% and 35.3%, respectively. The Bank's lower effective tax rate for the first nine months of 2002 compared to the first nine months of 2001, is due to an increase in nontaxable income, principally life insurance proceeds. The decrease in the income tax provision in 2002 is attributable to lower taxable income. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities.

         FINANCIAL CONDITION

                  The Bank's total assets at September 30, 2002 increased $18.7 million or 10.9% to $190.3 million from December 31, 2001 due primarily to a $5.0 million increase in federal funds sold, a $9.4 million increase in loans and a $4.6 million increase in cash and due from banks offset by a $493,000 decrease in investment securities. The Bank's total liabilities increased $17.4 million or 11.1% to $174.0 million at September 30, 2002, consisting entirely of deposit growth, which increased to $171.8 million. Shareholders' equity increased $1.3 million to $16.2 million at September 30, 2002, primarily due to net income of $937,000 and a $549,000 increase in accumulated other comprehensive income offset by the semi-annual cash dividend of $165,000. The only component of accumulated other comprehensive income at September 30, 2002, was unrealized gains and losses on available for sale securities, net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results, however, unless the securities are actually sold.

         LOAN PORTFOLIO

                  At September 30, 2002, total loans increased $9.4 million or 8.5% to $119.9 million from $110.5 million at December 31, 2001. The loan mix did not change in any material respect compared with December 31, 2001. The loan portfolio increase is the result of new mortgage loans. The Bank believes additional growth in all lending areas is possible during the remainder of 2002.


         NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

                   Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, restructured loans and other real estate owned. The following table summarized the Bank's nonperforming assets as of the periods shown:

                                                       SEPTEMBER 30,         DECEMBER 31,
                                                 ------------------------    -----------
                                                    2002           2001          2001
                                                 ----------   -----------    -----------
         Nonaccrual loans                        $   9,338     $   7,315      $  25,173

         Loans past due 90 days or more
             still accruing interest               116,145       207,335        449,675
                                                 ----------   -----------    -----------
          Total nonperforming loans              $ 125,483     $ 214,650      $ 474,848
                                                 ----------   -----------    -----------

          Other real estate owned                  $ 6,500      $ 12,599       $ 14,899
                                                 ----------   -----------    -----------

          Total nonperforming assets             $ 131,983     $ 227,249      $ 489,747
                                                 ==========   ===========    ===========

          Nonperforming loans/Total loans            0.10%         0.20%          0.43%
          Nonperforming assets/Total assets          0.07%         0.14%          0.29%
          Allowance for loan losses/Total loans      1.19%         1.19%          1.21%

                  As of September 30, 2002, the Bank has no loans which management considers to be impaired. Management is aware of two mortgage loans with aggregate uninsured balances of $275,817 which the borrowers have exhibited weaknesses. A specific allowance of $50,000 related to these loans has been established as part of the allowance for loan losses. The loans are collateralized and management anticipates any additional potential loss would be minimal.

                  The allowance for loan losses is the best estimate by management of the probable losses which have been incurred as of a balance sheet date. Management makes this determination quarterly by its analysis of overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers and other factors. The Bank's methodology for determining the allowance for loan losses established both an allocated and an unallocated component. The allocated portion of the allowance represents the results of analyses of individual loans that the Bank monitors for potential credit problems and pools of loans within the portfolio. Management bases the allocated portion of the allowance for loans principally on current loan risk ratings, historical loan loss rates adjusted to reflect current conditions, as well as analyses of other factors that may have affected the collectibility of loans in the portfolio. The Bank analyzes all commercial loans it is monitoring as potential credit problems to determine whether those loans are impaired, with impairment measured by reference to the borrowers' collateral values and cash flows.

                  The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. At September 30, 2002, and December 31, 2001, the allowance for loans losses totaled $1.4 million and $1.3 million, respectively. The allowance for loans losses as a percentage of loans was 1.19% and 1.21% as of September 30, 2002 and December 31, 2001.

                  An analysis of the allowance for loan losses is summarized below:

In thousands                           SEPTEMBER 30,                    DECEMBER 31,
                              -----------------------------     ------------------------------
                                           2002                           2001
                              -----------------------------     ------------------------------
                                               PERCENT OF                       PERCENT OF
                                              LOANS IN EACH                    LOANS IN EACH
                                               CATEGORY TO                      CATEGORY TO
                                 AMOUNT       TOTAL LOANS        AMOUNT        TOTAL LOANS
                               ---------     -------------     ----------     --------------
Commercial, financial             $ 301               7 %          $ 363               6 %
    and agriculture
Real estate - mortgage              364              74              294              72
Installment and other               372              19              370              22
Unallocated                         385             N/A              310             N/A
                              ----------     -------------     ----------     --------------
       Total                    $ 1,422             100 %        $ 1,337             100 %
                              ==========     =============     ==========     ==============

         DEPOSITS

                  The Bank's deposits increased $17.4 million or 11.3% during the nine months ended September 30, 2002. The Bank has experienced a slight change in the deposit account mix during the first nine months of 2002. Steady growth continues in noninterest-bearing and interest-bearing demand and savings deposits. The Bank has experienced a slight shift from other time deposits to rate sensitive jumbo certificate of deposits during the first nine months of 2002. The increase in noninterest-bearing and interest-bearing deposits is primarily due to the influx of accounts at the south Martinsburg Branch. The increase in jumbo certificates of deposit is primarily due to the continued growth in the 36-month Ultimate Certificate of Deposit. The Bank's 36-month Ultimate Certificate of Deposit allows the customer to withdraw all or a portion of the CD on the first or second year anniversary date without penalty. Deposits may also be made to this CD at any time.

         CAPITAL RESOURCES

                  Shareholders' equity increased $1.3 million or 8.9% during the first nine months of 2002 due to $937,000 in net income and a $549,000 increase in accumulated other comprehensive income partially offset by the semi-annual cash dividend of $165,000. The Bank is subject to regulations of the Office of the Comptroller of the Currency that impose certain minimum regulatory capital requirements. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was "well capitalized" at September 30, 2002. The following table summarized, as of September 30, 2002, the Bank's capital ratios.

                                                     Components            Actual        Required
                                                     of Capital            Ratio           Ratio
                                                     ----------            ------        --------
         Tier 1 Capital                                $15,510              8.3%           4.0%
         Total Risk Based Capital                      $16,866             15.6%           8.0%

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

                  The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold. At September 30, 2002, these totaled $53.4 million, or 28.1% of total assets. In addition, liquidity may be generated through loan repayments and over $7.0 million of available borrowing arrangements with correspondent banks. At September 30, 2002, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $1.6 million of cash from operations in the first nine months of 2002, which compares to $1.0 million during the same time period in 2001. Additional cash of $17.2 million was generated through net financing activities through September 30, 2002, which compares to $14.4 million for the first nine months of 2001. These proceeds along with proceeds from the sales and maturities of investment securities were used to fund loans and purchase securities during each year. Net cash used in investing activities totaled $14.2 million during the first nine months of 2002 compared to $14.9 million during the same time period in 2001. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

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

                  The Bank's base-line scenario holds the prime rate constant at
         4.75 percent through September 2003. Based on the October 2002 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing or decreasing interest rate scenario.


         ITEM 4.  CONTROLS AND PROCEDURES

                  Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

                           PART II: OTHER INFORMATION

         Item 1:  Legal Proceedings

                  None; however, CNB is involved in various legal proceedings occurring in the ordinary course of business. There are no material legal proceedings to which CNB or its subsidiary is a part, or to which any of their property is subject.

         Item 6:  Exhibits and Reports on Form 8-K

                  a.    Exhibits

                  Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CNB FINANCIAL SERVICES, INC.
       (Registrant)



Date   NOVEMBER 12, 2002             /s/ Rebecca S. Stotler, Vice President/CFO
       -----------------             ------------------------------------------

Date   NOVEMBER 12, 2002             /s/ Thomas F. Rokisky, President/CEO
       ------------------            ------------------------------------------

CERTIFICATIONS

I, Thomas F. Rokisky, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CNB Financial Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  NOVEMBER 12, 2002

                                         /s/ Thomas F. Rokisky, President/CEO
                                      ------------------------------------------
                                         Thomas F. Rokisky
                                         Chief Executive Officer
                                         November 12, 2002

CERTIFICATIONS

I, Rebecca S. Stotler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CNB Financial Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: NOVEMBER 12, 2002

                                              /s Rebecca S. Stotler, VP/CFO
                                              ----------------------------------
                                              Rebecca S. Stotler
                                              Chief Financial Officer
                                              November 12, 2002