Form 10-K
period 2002-12-31
CNB FINANCIAL SERVICES INC
filed 2003-03-31
CIK 1113336

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    Form 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

                                       Or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-30665

                                    CNB Financial Services, Inc.
----------------------------------------------------------------------------------------------------
                        (Exact name of registrant as specified in its charter)

         United States of America                                      55-0773918
-----------------------------------------------      -----------------------------------------------
       (State or other jurisdiction of                     (I.R.S. Employer Identification No.)
       incorporation or organization)

101 S. Washington Street, Berkeley Springs, WV                           25411
-----------------------------------------------      -----------------------------------------------
   (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, ( 304 ) 258 - 1520


           Securities to be registered under Section 12(b) of the Act:

                                      None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [  ]           No [X]

The aggregate value of the common stock of the Registrant that was held by non-affiliates as of the most recently completed second fiscal quarter (June 30, 2002), was approximately $32.7 million. This amount was based on the last closing sale price of a share of common stock of $85.00 as of the same date.

As of March 24, 2003, there were 458,048 shares of Common Stock, Par Value $1.00 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                TABLE OF CONTENTS

PART I
                                                                                                 PAGE
                                                                                                 ----
Item 1.    Business.................................................................................3
Item 2.    Properties...............................................................................6
Item 3.    Legal Proceedings........................................................................7
Item 4.    Submission of Matters to a Vote of Security Holders......................................7

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters....................8
Item 6.    Selected Financial Data..................................................................9
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...10
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..............................24
Item 8.    Financial Statements and Supplementary Data.............................................25
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures...52

PART III

Item 10.   Directors and Executive Officers of the Registrant......................................52
Item 11.   Executive Compensation..................................................................54
Item 12.   Security Ownership of Certain Beneficial Owners and Management..........................55
Item 13.   Certain Relationships and Related Transactions..........................................55
Item 14.   Controls and Procedures.................................................................56

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................58

SIGNATURES.........................................................................................59

FORWARD LOOKING STATEMENTS

        In our Annual Report and Form 10-K, we include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plans," "intends," or similar words or expressions. You should read statements that contain these words carefully because they discuss our future expectations or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our shareholders. However, there may be events in the future that we are not able to predict accurately or control. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we must inform you that a variety of factors could cause CNB Financial Services, Inc.'s actual results and experiences to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. Our ability to predict the results of the effect of future plans and strategies is inherently uncertain. The risks and uncertainties that may affect the operations, performance, development and results of CNB Financial Services, Inc.'s business include:

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

        You should consider these factors in evaluating any forward-looking statements and not place undue reliance on such statements. We are not obligated to publicly update any forward looking statements we may make in this Form 10-K or our Annual Report to reflect the impact of subsequent events.

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

EMPLOYEES

        As of December 31, 2002 and 2001, CNB employed 81 and 80 full-time equivalent employees, respectively.

BUSINESS OF CNB FINANCIAL SERVICES, INC. AND CITIZENS NATIONAL BANK

        The Company's primary function is to direct, plan and coordinate the business activities of the Bank and its subsidiary.

        Citizens National Bank is a full-service commercial bank conducting general banking and trust activities through four full-service offices and five automated teller machines located in Morgan and Berkeley Counties, West Virginia. The Bank opened a full-service branch in Martinsburg, Berkeley County, West Virginia on March 18, 2002. The Bank accepts time, demand and savings deposits including NOW accounts, regular savings accounts, money market accounts, fixed-rate certificates of deposit and club accounts. In addition, the Bank provides safe deposit box rentals, wire transfer services and 24-hour ATM services through a regional network known as STAR. STAR is a participant in the nationwide Cirrus network.

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

        At December 31, 2002, CNB qualified as a well-capitalized institution based on the ratios and guidelines noted above. A bank's capital category, however, is determined solely for the purpose of applying the prompt corrective action rules and may not constitute an accurate representation of that bank's overall financial condition or prospects.

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

        As of December 31, 2002, the bank had capital in excess of all applicable requirements. Additional information relating to risk-based capital calculations is set forth under the heading "Note 22 Regulatory Matters" of the Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2. PROPERTIES

CNB Financial Services, Inc.

        CNB's headquarters are located at the main office of Citizens National Bank located at 101 South Washington Street, Berkeley Springs, West Virginia.

Citizens National Bank

        The principal executive office and main banking office is located at 101 South Washington Street, Berkeley Springs, West Virginia. In addition, the bank has owned and operated a full service branch bank located at 2450 Valley Road, Berkeley Springs, West Virginia since 1991. In October 1998, the bank opened a full service branch located at 2646 Hedgesville Road, Martinsburg, West Virginia. In March 2002, the bank opened an additional full service branch located at 14994 Apple Harvest Drive, Martinsburg, West Virginia. The main banking office and each location in Berkeley County provides ATM services, in addition to traditional lobby and drive-in services. During 1998, the bank purchased two cash machines and placed them at Cacapon State Park Lodge and the Woods Resort. In November of 1998, the bank acquired CNB Insurance Services, Inc. which is operated out of the main office in Berkeley Springs. The main office and branches are owned free and clear of any indebtedness. The net book value of the bank's premises and equipment as of December 31, 2002 is $4.8 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The price of CNB's common stock ranged from $63.50 to $90.00 in 2002 and from $66.75 to $135.00 in 2001. The prices listed below represent the high and low market prices for stock trades reported during each quarter.

                                            PER SHARE
                    HIGH          LOW        DIVIDEND
                 -----------   ----------   ----------
2002
First quarter      $  90.00     $  63.50
Second quarter     $  85.00     $  85.00       $ 0.36
Third quarter      $  70.50     $  73.50
Fourth quarter     $  70.00     $  70.00       $ 0.66

2001
First quarter      $ 135.00     $ 115.00
Second quarter     $ 100.00     $ 100.00       $ 0.36
Third quarter      $  66.75     $  66.75
Fourth quarter     $ 100.00     $  50.00       $ 0.66

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

        The ability of CNB to pay dividends is subject to certain limitations imposed by national banking laws. As of March 5, 2003, the number of record holders was 606.

ITEM 6. SELECTED FINANCIAL DATA

TABLE 1. FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

                                       2002          2001         2000          1999         1998
                                   ------------  ------------ ------------  ------------ ------------
                                                 In thousands except for per share data
AT YEAR-END
    Total assets                    $ 191,602     $ 171,541    $ 149,982     $ 138,648    $ 129,600
    Securities available for sale      43,430        49,668       35,374        31,187       33,594
    Loans and lease, net of
       unearned income                129,815       111,874      105,220        98,272       86,377
    Deposits                          173,063       154,381      133,996       124,510      115,320
    Shareholders' equity               16,270        14,926       13,864        12,249       12,518


SIGNIFICANT RATIOS
    Return on average assets            0.71%         0.77%        0.91%         0.90%        1.07%
    Return on average
       shareholders' equity              8.38          8.49        10.16          9.66        10.60
    Average shareholders' equity
       to average assets                 8.49          9.12         9.00          9.35        10.13
    Net interest margin                  3.35          3.73         4.03          4.01         4.21


SUMMARY OF OPERATIONS
    Interest income                 $  11,489     $  11,868    $  11,035     $   9,945    $   9,243
    Interest expense                    5,342         5,937        5,365         4,597        4,171
    Net interest income                 6,147         5,931        5,670         5,348        5,072
    Provision for loan losses             261           226          170           118          196
    Net interest income after
       provision for loan losses        5,886         5,705        5,500         5,230        4,876
    Non-interest income                 1,403         1,025          843           565          415
    Non-interest expense                5,300         4,794        4,279         3,954        3,372
    Income before income taxes          1,989         1,936        2,064         1,841        1,919
    Income tax expense                    681           700          758           621          618
    Net income                          1,308         1,236        1,306         1,220        1,301


PER SHARE DATA (1)(2)
    Net income                      $    2.86     $    2.70    $    2.85     $    2.66    $    2.84
    Cash dividends                       1.02          1.02         1.02          1.00         1.00
    Net book value                      35.52         32.59        30.27         26.74        27.33

(1) Adjusted to reflect 100% stock dividend on March 1, 1998

(2) Restated to reflect the formation of CNB Financial Services, Inc. and the acquisition of Citizens National Bank and subsidiary on August 31, 2000 and accounted for as a pooling of interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB, for the years ended December 31, 2002 and 2001. This discussion and analysis should be read in conjunction with the audited, consolidated financial statements and the accompanying notes thereto. This discussion may include forward looking statements based upon management's expectations; actual results may differ. Amounts and percentages used in this discussion have been rounded. All average balances are based on monthly averages.

EARNINGS SUMMARY

        CNB had net income totaling $1.3 million or $2.86 per share, $1.2 million or $2.70 per share and $1.3 million or $2.85 per share for fiscal years 2002, 2001 and 2000, respectively. Annualized return on average assets and average equity were .7% and 8.4%, respectively for 2002 compared to .8% and 8.5% for 2001 and .9% and 10.2% for 2000.

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

        Net interest income in 2002 increased by $217,000 or 3.7% over 2001. Interest income in 2002 decreased by $379,000 or 3.2% compared to 2001, while interest expense decreased by $596,000 or 10.0% during 2002 as compared to 2001. Interest income decreased during 2002 compared to 2001 as a result of a decrease in the average rates earned on loans, securities and federal funds sold offset by an increase in the average balances of the earning assets. Interest expense decreased during 2002 compared to 2001 as a result of a decrease in the average rates paid on NOW, money market, savings and time deposits offset by an increase in the average balances of the interest bearing liabilities.

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

        During both 2002 and 2001, the Bank used funds generated from deposit account growth to fund loan commitments and to increase the average balance of investment securities, especially high quality U.S. government agency securities.

        The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities. Net interest margin declined slightly from 2001 to 2002. See Table 2 -- Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

     TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                     DECEMBER 31, 2002                DECEMBER 31, 2001               DECEMBER 31, 2000
                              ------------------------------   ------------------------------  ------------------------------
                                 YTD        YTD     YIELD/        YTD       YTD      YIELD/       YTD       YTD      YIELD/
                               AVERAGE                          AVERAGE                         AVERAGE
                               BALANCE   INTEREST    RATE       BALANCE   INTEREST    RATE      BALANCE   INTEREST    RATE
                              ---------- --------- ---------   ---------- --------- ---------  ---------- --------- ---------
                                                                        In thousands
Interest earning assets:
   Federal funds sold         $   4,720  $     82      1.57 %  $   4,298  $    160      3.79 % $   1,026  $     95      6.12 %
   Securities:
      Taxable                    47,955     2,307      4.81       38,385     2,312      6.02      31,098     2,016      6.48
      Tax-exempt (1)                695        28      6.10          302        14      7.02         825        45      8.26
   Loans (net of unearned
      interest) (2) (4) (5)     118,530     8,708      7.35      108,526     9,096      8.38     102,096     8,646      8.47
                              ---------- --------- ---------   ---------- --------- ---------  ---------- --------- ---------
Total interest
      earning assets (1)      $ 171,900  $ 11,125      6.47 %  $ 151,511  $ 11,582      7.64 % $ 135,045  $ 10,802      8.00 %
                              ---------- --------- ---------   ---------- --------- ---------  ---------- --------- ---------

Nonearning assets:
   Cash and due
        from banks            $   6,592                        $   3,609                       $   3,457
   Bank premises and
        equipment, net            4,624                            3,700                           3,221
   Other assets                   2,240                            2,202                           2,226
   Allowance for
         loan losses             (1,403)                          (1,277)                         (1,169)
                              ----------                       ----------                      ----------
Total assets                  $ 183,953                        $ 159,745                       $ 142,780
                              ==========                       ==========                      ==========

Interest bearing
   liabilities:
   Savings deposits           $  19,629  $    117      0.60 %  $  16,614  $    272      1.64 % $  16,080  $    323      2.01 %
   Time deposits                 94,889     4,854      5.12       84,987     5,094      5.99      73,522     4,360      5.93
   NOW accounts                  23,242       318      1.37       19,321       476      2.46      17,984       564      3.14
   Money market
        accounts                  5,295        52      0.98        4,802        93      1.94       5,001       113      2.26
   Borrowings                         -         -                     44         2      4.55          69         5      7.25
                              ---------- --------- ---------   ---------- --------- ---------  ---------- --------- ---------
Total interest
       bearing liabilities    $ 143,055  $  5,341      3.73 %  $ 125,768  $  5,937      4.72 % $ 112,656  $  5,365      4.76 %
                              ---------- --------- ---------   ---------- --------- ---------  ---------- --------- ---------

Noninterest bearing
       liabilities:
   Demand deposits            $  23,278                        $  17,469                       $  16,004
   Other liabilities              2,009                            1,944                           1,269
   Shareholders' equity          15,611                           14,564                          12,851
                              ----------                       ----------                      ----------
Total liabilities and
   shareholders' equity       $ 183,953                        $ 159,745                       $ 142,780
                              ==========                       ==========                      ==========

                                         ---------                        ---------                       ---------
Net interest income (1)                  $  5,784                         $  5,645                        $  5,437
                                         =========                        =========                       =========

Net interest spread (3)                                2.74 %                           2.92 %                          3.24 %
                                                   =========                        =========                       =========

Net interest income to
  average interest earning
  assets (1)                                           3.36 %                           3.73 %                          4.03 %
                                                   =========                        =========                       =========

(1) Yields are expressed on a tax equivalent basis using a 34% tax rate.

(2) For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.

(3) Net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4) Interest income on loans excludes fees of $365,000 in 2002, $285,000 in 2001and $233,000 in 2000.

(5) Interest income on loans includes fees of $158,085 in 2002, $200,039 in 2001and $141,729 in 2000 from the Business Manager Program, student loans and lease receivables.

        Table 3 sets forth a summary of the changes in interest earned and interest expense detailing the amounts attributable to (i) changes in volume (change in average volume times the prior year's average rate), (ii) changes in rate (change in the average rate times the prior year's average volume). The changes in rate/volume (change in the average volume times the change in the average rate), had been allocated to the changes in volume and changes in rate in proportion to the relationship of the absolute dollar amounts of the change in each. During 2002, net interest income increased $648,000 due to changes in volume and decreased $509,000 due to changes in interest rates. Also, net interest income was affected by a $80,000 increase in loan fees. In 2001, net interest income increased $380,000 due to changes in volume and increased $172,000 due to changes in interest rates. Also, net interest income was affected by a $52,000 decrease in loan fees.

TABLE 3.  VOLUME AND RATE ANALYSIS OF CHANGES IN INTEREST INCOME

                            ------------------------------------  ------------------------------------
(Taxable equivalent basis)            2002 OVER 2001                        2001 OVER 2000
                            ------------------------------------  ------------------------------------
                                 CHANGE DUE TO          TOTAL          CHANGE DUE TO          TOTAL
                            -----------------------               -----------------------
                              VOLUME       RATE        CHANGE      VOLUME        RATE        CHANGE
                            -----------  ----------   ----------  ----------   ----------  -----------
                                                           In thousands
Interest earned on:
  Federal funds sold           $    15    $    (94)      $  (79)    $   150       $  (85)       $  65
  Taxable securities               512        (516)          (4)        446         (150)         296
  Tax-exempt securities             16          (2)          14         (25)          (6)         (31)
  Loans                            794      (1,182)        (388)        540          (90)         450
                            -----------  ----------   ----------  ----------   ----------  -----------
Total interest earned          $ 1,337    $ (1,794)      $ (457)    $ 1,111       $ (331)       $ 780
                            -----------  ----------   ----------  ----------   ----------  -----------

Interest expense on:
  Savings deposits             $    43    $   (198)      $ (155)       $ 10       $  (61)       $ (51)
  Time deposits                    555        (795)        (240)        686           48          734
  NOW accounts                      83        (241)        (158)         40         (128)         (88)
  Money market accounts              9         (50)         (41)         (4)         (16)         (20)
  Other borrowing                   (1)         (1)          (2)         (1)          (2)          (3)
                            -----------  ----------   ----------  ----------   ----------  -----------
Total interest expense         $   689    $ (1,285)      $ (596)    $   731       $ (159)       $ 572
                            -----------  ----------   ----------  ----------   ----------  -----------

Net interest income            $   648    $   (509)      $  139     $   380       $ (172)       $ 208
                            ===========  ==========   ==========  ==========   ==========  ===========

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

    TABLE 4. INTEREST RATE SPREAD AND NET INTEREST MARGIN ON EARNING ASSETS

(Taxable equivalent basis)             2002                       2001                       2000
                              ----------------------     ----------------------     ---------------------
                               AVERAGE                    AVERAGE                    AVERAGE
                               BALANCE      RATE          BALANCE      RATE          BALANCE     RATE
                              ----------  ----------     ----------  ----------     ---------- ----------
                                                              In thousands
Earning assets                 $171,900        6.47 %     $151,511        7.64 %     $135,045       8.00 %
                              ==========                 ==========                 ==========

Interest bearing liabilities   $143,055        3.73 %     $125,768        4.72 %     $112,656       4.76 %
                                          ------------               ------------              ------------

Interest rate spread                           2.74 %                     2.92 %                    3.24 %
Interest free sources used
   to fund earning assets(1)     28,845        0.62 %       25,743        0.81 %       22,389       0.79 %
                              ----------  ------------   ----------  ------------   ---------- ------------

Total sources of funds         $171,900                   $151,511                   $135,045
                              ==========                 ==========                 ==========

Net interest margin                            3.36 %                     3.73 %                    4.03 %
                                          ============               ============              ============

(1) Non-interest bearing liabilities and shareholders' equity less non-interest earning assets.

        The following discussion analyzes changes in the Bank's spreads and margins in terms of basis points. A basis point is a unit of measure for interest rates equal to .01%. One hundred basis points equals 1%.

        Interest rate spread decreased 18 basis points in 2002 while the net interest margin declined 37 basis points. Both the interest rate spread and margin were negatively impacted by a 117 basis point decrease in earning asset yields offset by a 99 basis point decrease in interest bearing liability costs. Although the prime rate only decreased 50 basis points in 2002, loan yields decreased 103 basis points because a significant portion of the loan portfolio repriced at lower rates through refinancing or variable rate loans. The decrease in liability costs is primarily the result of the lower cost of funds on savings, NOW, money market and time deposit accounts during the year.

        Interest rate spread decreased 32 basis points in 2001 while the net interest margin decreased 30 basis points. Both the interest rate spread and margin were negatively impacted by a 36 basis point decrease in earning asset yields and offset by a 4 basis point decrease in interest bearing liability costs. Although the prime rate decreased 475 basis points in 2001, loan yields only decreased 9 basis points due to a significant portion of the loan portfolio are variable rate loans that only reprice on a one, three or five year basis. The decrease in liability costs is primarily the result of lower cost of funds on savings, NOW, money market and time deposit accounts during the year.

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

NONINTEREST INCOME

        Noninterest income increased $377,000 or 36.8% during 2002 over the prior comparable period. The increase in 2002 was attributable to fees generated from the Bounce Protection program, which is a new service the Bank began to offer to checking deposit account holders in April 2001, overdraft fees, debit cards, gain on sale of securities and trust fees. Income from CNB's insurance operations decreased. Bounce Protection is a form of overdraft protection which enables the customer to have insufficient funds checks paid instead of returned. The customer is charged a fee for each check paid. Bounce Protection, overdraft fees and debit card fees increased due to the Bank's increased number of checking accounts and volume of activity on these accounts.

        There was also an increase in other fees, which included trust fees. Fees generated from trust assets under management increased even though the level of assets being managed decreased from $24.1 million at December 31, 2001 to $22.7 million at December 31, 2002. The trust fees increased due to a large estate being settled in 2002. Another factor contributing to the increase in noninterest income was in March 2002, one of the Bank's Board of Directors passed away and the Bank was the beneficiary of a life insurance policy on the director. The Bank received $43,379 in a death benefit, $21,645 of which was recorded in assets as cash surrender value. The difference of $21,734 is reflected in other operating income.

        Noninterest income increased $183,000 or 21.7% during 2001 over the prior comparable period. The increase in 2001 was attributable to insurance operations, a new service the Bank began to offer to checking deposit account holders in April 2001, debit cards and trust fees. Income from CNB's insurance operations increased, including the investment in the title company.

        Fees generated from the Bounce Protection program and debit card income offset by the decrease in gain on stock received from the demutualization of an insurance company in the first quarter of 2000 accounted for the increase in noninterest income. There were also an increase in other fees, which included trust fees. Fees generated from trust assets under management increased as the level of assets being managed reached $24.1 million at December 31, 2001, a 12.1% increase from $21.5 million at December 31, 2000.

NONINTEREST EXPENSES

        Noninterest expenses increased $507,000 or 10.6% during 2002 over the prior comparable period. The increase was primarily due to an increase in occupancy expense, furniture and equipment expense, salaries and employee benefits and other operating expenses. Higher health insurance costs, normal recurring merit increases and additional staffing at the south Martinsburg branch facility accounted for the additional costs of salaries and benefits in 2002. Additional depreciation related to the Bank's new technology systems and south Martinsburg branch facility caused occupancy expense and furniture and equipment expense to increase.

        Components of other operating expense, which significantly increased during 2002, included telephone, advertising, conventions and meetings, and NSF check and other losses. These increases were offset by decreases to stationary, supplies and printing, Bounce Protection expenses, Business Manager expenses, other outside service fees and miscellaneous other operating expenses. Expenses related to the first full year of operation of the new branch facility in south Martinsburg, Berkeley County West Virginia attributed to the increase in other operating expenses. Expenses related to the Bounce Protection Program decreased due to a contract revision reducing the percentage of income shared with the vendor. Advertising expense increased due to the bank contracting a third party vendor for additional advertising services. A decrease in the volume of the Business Manager program caused the expenses related to this program to decrease.

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

        Components of other operating expense, which significantly increased during 2001, included stationary, supplies and printing, data processing fees, postage, professional fees and business manager program expenses. Expenses related to the opening and operation of the temporary banking facility in south Martinsburg, Berkeley County West Virginia beginning in August 2001 attributed to the increase in occupancy expense and stationery, supplies and printing expense. Also, contributing to the slight increase in occupancy expense was the main Bank renovations, offset by the 2000 write-off of the fixed asset abandonment related to the Bank not pursing main office expansion plans. Maintenance expense related to technology systems caused data processing expense to increase. Professional fees increased due to holding company regulatory financial reporting expenses. An increase in the volume of the Business Manager program caused the expenses related to this program to increase.

INCOME TAXES

        Provision for income tax totaled $681,000 in 2002, $700,000 in 2001 and $758,000 in 2000. The effective tax rate was 34.2% in 2002 compared to 36.1% and 36.7% in 2001 and 2000, respectively. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities. See Note 18 of the Notes to Consolidated Financial Statements for a comprehensive analysis of income tax expense.

FINANCIAL CONDITION

        Table 5 examines Citizens National Bank's financial condition in terms of its sources and uses of funds. Average funding sources and uses increased $20.4 million or 13.5% in 2002 compared with an increase of $16.5 million or 12.2% in 2001.

TABLE 5. SOURCES AND USES OF FUNDS

                                        2002                                      2001                       2000
                        -------------------------------------     ------------------------------------    -----------
                         AVERAGE       INCREASE (DECREASE)         AVERAGE      INCREASE (DECREASE)         AVERAGE
                                     ------------------------                  -----------------------
                         BALANCE       AMOUNT          %           BALANCE      AMOUNT          %           BALANCE
                        ----------   -----------   ----------     ----------   ----------   ----------    -----------
                                                                In thousands
Funding uses:
   Federal funds
      sold               $  4,720      $    422          9.8 %     $  4,298     $  3,272        318.9 %     $  1,026
   Securities available
      for sale             48,650         9,963         25.8         38,687        6,764         21.2         31,923
   Loans                  118,530        10,004          9.2        108,526        6,430          6.3        102,096
                        ----------   -----------                  ----------   ----------                 -----------

   Total uses            $171,900      $ 20,389         13.5 %     $151,511     $ 16,466         12.2 %     $135,045
                        ==========   ===========   ==========     ==========   ==========   ==========    ===========

Funding sources:
    Interest-bearing
      demand deposits    $ 28,537      $  4,414         18.3 %     $ 24,123     $  1,138          5.0 %     $ 22,985
   Savings deposits        19,629         3,015         18.1         16,614          534          3.3         16,080
   Time deposits           94,889         9,902         11.7         84,987       11,465         15.6         73,522
   Short-term
      borrowings                -           (44)      (100.0)            44          (25)       (36.2)            69
   Noninterest bearing
      funds, net(1)        28,845         3,102         12.0         25,743        3,354         15.0         22,389
                        ----------   -----------                  ----------   ----------                 -----------

   Total sources         $171,900      $ 20,389         13.5 %     $151,511     $ 16,466         12.2 %     $135,045
                        ==========   ===========   ==========     ==========   ==========   ==========    ===========

(1) Noninterest bearing liabilities and shareholders' equity less noninterest earning assets.


        Total assets increased $20.1 million or 11.7% to $191.6 million from December 31, 2001 to December 31, 2002, due primarily to a $17.8 million increase in loans, a $4.1 million increase in federal funds sold, a $3.6 million increase in cash and cash equivalents and a $517,000 increase in premises and equipment, net, which were partially offset by a $5.5 million decrease in securities available for sale.

        Total liabilities increased $18.7 million or 11.9% to $175.3 million from December 31, 2001 to December 31, 2002 substantially due to the increase in deposits. Shareholders' equity increased $1.4 million to $16.3 million at December 31, 2002 primarily due to net income of $1.3 million and a $503,000 increase in accumulated other comprehensive income, offset by cash dividends of $467,000.

        The increase in accumulated other comprehensive income was due to the unrealized market value appreciation of the available for sale investment security portfolio. The only component of accumulated other comprehensive income at December 31, 2002 was unrealized gains and losses on available for sale securities net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results, however, unless the securities are actually sold.

LOAN PORTFOLIO

        At December 31, 2002, total loans increased $17.8 million or 16.1% to $128.3 million from $110.5 million at December 31, 2001. The loan mix changed slightly compared with December 31, 2001. The Bank's real estate loans grew as a direct result of the increased debt consolidation and refinancing of existing loans at lower rates. The Bank's new programs targeting purchases and home construction loans generated additional growth. The Bank's commercial real estate and business loans grew as a direct result of the Bank's continued efforts to develop new commercial lending relationships especially in the Berkeley County, West Virginia market. The Bank's management believes additional growth in all lending areas is possible into year 2003. Management's intent is to control the loan volume in a manner which would produce a loan to deposit ratio between 75% and 80% and maintain credit quality. The loan to deposit ratio was 74.2% at December 31, 2002 and 71.6% at December 31, 2001. The ratio of net charge-offs to average loans outstanding was .08% in 2002 and .10% in 2001.

        Growth recorded in the commercial loan area resulted in increases of 38.8% to $9.7 million outstanding at December 31, 2002 and 15.6% to $7.0 million outstanding at December 31, 2001. The Bank's market area was expanded to Berkeley County, West Virginia in 1999 which provides a much larger area for commercial lending. Additional growth in both commercial business and commercial real estate is possible in 2003.

        Real estate mortgage loans comprised mainly of one to four family residences continued to be the Bank's dominant loan category. Mortgage lending comprises approximately 64% or $83.2 million of the total loan portfolio at December 31, 2002 compared to 61% or $67.9 million at December 31, 2001.

        Demand for the Bank's primary mortgage products, variable rate loans carrying annual interest rate adjustments based on one, three and five year Treasury rates, continues to increase and have become more attractive to the Bank's customers because these loans usually have lower rates, lower closing costs and quicker settlement. The Bank continues to see demand for fixed rate mortgage products, and for all loan products, as the Bank penetrates the Berkeley County, West Virginia real estate market. As of December 31, 2002, 60.1% of the Bank's mortgage loans were adjustable rate loans and 39.9% were fixed rate loans. Currently, the Bank has approximately $3.8 million in fixed rate loans in the portfolio which were originated under terms that would allow them to be sold on the secondary market, although there is no present intent to sell these loans.

        The consumer loan portfolio showed a decrease. The primary factor causing the decrease was new automobile loans were considerably affected by the dealer incentive programs offered by the competition. In the third quarter of 2002, the Bank adopted a managed risk pricing structure for its consumer loans which significantly reduced loan rates for borrowers with excellent credit. Indirect loan contracts from automobile dealers did show a marked increase when the new pricing structure took effect, however, the new managed risk pricing structure rates have not been advertised to the Bank's market area. Due to this new pricing structure, the Bank opted not to have a formal loan sale.

        Additional information on the composition of the loan portfolio may be found in Note 5 of the Notes to the Consolidated Financial Statements.

        Bank policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. As of December 31, 2002 and 2001, nonaccrual loans approximated ..01% and .02% of total loans (net), respectively.

TABLE 6. LOANS AND LEASE RECEIVABLE

                                              DECEMBER 31,
                                 ---------------------------------------
                                   2002          2001           2000
                                 ----------    ----------    -----------
                                              In thousands
Real estate                       $ 83,239      $ 67,860       $ 65,278
Commercial real estate              13,935        12,459          9,944
Consumer                            22,575        24,198         23,708
Commercial                           9,685         6,978          6,037
Overdrafts                              73            87             20
                                 ----------    ----------    -----------
                                  $129,507      $111,582       $104,987

Lease:                                 135           139            143
                                 ----------    ----------    -----------
                                   129,642       111,721        105,130

Net deferred loan fees,
    premiums and discounts             172           153             90
Allowance for loan losses           (1,484)       (1,337)        (1,216)
                                 ----------    ----------    -----------
                                  $128,330      $110,537       $104,004
                                 ==========    ==========    ===========

TABLE 7. LOAN MATURITIES AND INTEREST SENSITIVITY (1)

                                                          DECEMBER 31, 2002
                                          ---------------------------------------------------
                                           ONE YEAR    ONE THROUGH      OVER
                                           OR LESS     FIVE YEARS    FIVE YEARS     TOTAL
                                          -----------  ------------  -----------  -----------
                                                             In thousands
Commercial, financial and agricultural      $ 10,057       $ 1,074     $ 12,489     $ 23,620
Real estate - construction                     1,841             -            -     $  1,841
                                          -----------  ------------  -----------  -----------

Total                                       $ 11,898       $ 1,074     $ 12,489     $ 25,461
                                          ===========  ============  ===========  ===========

Loans with predetermined interest rate      $ 11,898       $   869     $  1,502     $ 14,269
Loans with variable interest rate                  -           205       10,987     $ 11,192
                                          -----------  ------------  -----------  -----------

Total                                       $ 11,898       $ 1,074     $ 12,489     $ 25,461
                                          ===========  ============  ===========  ===========


(1) Excludes residential mortgages and consumer loans.


NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

        Nonperforming loans consist of loans in nonaccrual status, loans which are past due 90 days or more and still accruing interest and restructured loans. The Bank has no loans which are considered to be impaired as of December 31, 2002 and 2001. As of December 31, 2002, management is aware of three borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $862,190 and are primarily secured by real estate. A specific allowance of $100,000 related to these loans has been established as part of the allowance for loan losses. Management believes that any additional potential loss would be minimal.

TABLE 8. NON-PERFORMING ASSETS

                                                     DECEMBER 31,
                                         ------------------------------------
                                           2002         2001         2000
                                         ----------   ----------   ----------
                                                     In thousands
 Nonaccrual loans                            $  13        $  25        $  22

 Loans past due 90 days or more
    still accruing interest                    553          450          360
                                         ----------   ----------   ----------
 Total nonperforming loans                   $ 566        $ 475        $ 382

 Other real estate owned                     $   2        $  15        $   -
                                         ----------   ----------   ----------

 Total nonperforming assets                  $ 568        $ 490        $ 382
                                         ==========   ==========   ==========

 Ratios:
 Nonperforming loans/Total loans             0.44%        0.43%        0.37%
 Nonperforming assets/Total assets           0.30%        0.29%        0.25%
 Allowance for loan losses/Total loans       1.16%        1.21%        1.17%

        The allowance for loan losses is the best estimate by management of the probable losses which have been incurred as of the respective balance sheet date. Management makes a determination quarterly by analyzing overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers and other factors. The Bank's methodology for determining the allowance for loan losses establishes both an allocated and an unallocated component. The allocated portion of the allowance represents the results of analyses of individual loans that are being monitored for potential credit problems and pools of loans within the portfolio. The allocated portion of the allowance for loans is based principally on current loan risk ratings, historical loan loss rates adjusted to reflect current conditions, as well as analyses of other factors that may have affected the collectibility of loans in the portfolio. The Bank analyzes all commercial loans that are being monitored as potential credit problems to determine whether such loans are impaired, with impairment measured by reference to the borrowers' collateral values and cash flows. The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. At December 31, 2002 and 2001, the allowance for loan losses totaled $1.5 million and $1.3 million, respectively. The allowance for loan losses as a percentage of loans was 1.2% and 1.2% as of December 31, 2002 and 2001. The provision for loan losses exceeded net charge-offs by $147,000 and $121,000 in 2002 and 2001. An analysis of the allowance for loan losses for the years ended December 31, 2002 and 2001 may be found in Note 5 of the Notes to the Consolidated Financial Statements.

        The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. In 2002, 2001 and 2000, the provision totaled $261,000, $226,000 and $170,000, respectively. While loan quality remains good and past due and nonaccrual loans are minimal, management increased the provision for loan losses in 2002 based on the declining general economic conditions as evidenced by the slowdown in the economy as cited in various financial publications. Having increased the provision for loan losses, management believes the allowance for loan losses to be adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require additional reserves as a result of their examination of the Bank. The allowance for loan losses reflects what management currently believes is an adequate level of allowance, although there can be no assurance that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

TABLE 9. ALLOWANCE FOR LOAN LOSSES

                                                 2002          2001          2000
                                              -----------    ----------    ----------
                                                            In thousands
Balance, beginning of year                       $ 1,337       $ 1,216       $ 1,148
                                              -----------    ----------    ----------
Provision charged to expense                     $   261       $   226       $   170
                                              -----------    ----------    ----------
Loans charged off:
    Commercial, financial and agricultural           $ 1           $ 3       $     6
    Consumer                                         145           133           115
    Mortgage                                           5             -             -
                                              -----------    ----------    ----------
    Total loans charged off                      $  (151)      $  (136)      $  (121)
                                              -----------    ----------    ----------

Recoveries:
    Commercial, financial and agricultural       $     2       $     2       $     1
    Consumer                                          35            29            18
                                              -----------    ----------    ----------
    Total recoveries                             $    37       $    31       $    19
                                              -----------    ----------    ----------
    Net charge-offs                              $  (114)      $  (105)      $  (102)
                                              -----------    ----------    ----------

Balance, end of year                             $ 1,484       $ 1,337       $ 1,216
                                              ===========    ==========    ==========

TABLE 10. ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                                    DECEMBER 31
                          ------------------------------------------------------------------------------------------------
                                      2002                             2001                              2000
                          ----------------------------     ------------------------------   ------------------------------
                                           PERCENT OF                       PERCENT OF                       PERCENT OF
                                         LOANS IN EACH                    LOANS IN EACH                     LOANS IN EACH
                                          CATEGORY TO                      CATEGORY TO                       CATEGORY TO
                             AMOUNT       TOTAL LOANS         AMOUNT       TOTAL LOANS         AMOUNT        TOTAL LOANS
                          -------------  -------------     -------------  ---------------   -------------  ---------------
                                                                   In thousands
Commercial, financial          $   330              8 %         $   363              6 %         $   206              6 %
    and agriculture
Real estate - mortgage             391             75               294             72               257             72
Installment and other              364             17               370             22               351             22
Unallocated                        399            N/A               310            N/A               402            N/A
                          -------------  ---------------   -------------  ---------------   -------------  ---------------
       Total                   $ 1,484            100 %         $ 1,337            100 %         $ 1,216            100 %
                          =============  ===============   =============  ===============   =============  ===============

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD

        The Bank's securities portfolio consists of only available for sale securities. Classifying the securities portfolio as available for sale provides management with increased ability to manage the balance sheet structure and address asset/liability management issues when needed. The fair value of the investment portfolio has decreased $5.5 million to $43.4 million at December 31, 2002 from 2001.

        The composition of the portfolio continues to reflect the Bank's conservative philosophy which places greater importance on safety and liquidity than on yield. At December 31, 2002, approximately 64.8% of the portfolio is comprised of US Treasury and Agency securities, 32.5% in Mortgage Backed securities and 2.7% in State and Political Subdivision securities. The term to maturity is limited to seven years for Treasury and Agency bonds and 10 years for Municipal bonds. Typically, investments in Agency bonds contain a call feature. These bonds generally have a somewhat higher yield. The average term to maturity of the portfolio as of December 31, 2002 was 4.0 years.

        The Bank generally participates in the overnight federal funds sold market. Depending upon specific investing or funding strategies and/or normal fluctuations in loan and deposit balances, the Bank may need, on occasion, to purchase funds on an overnight basis. In 2002 and 2001, the average balance in federal funds sold was $4.7 million and $4.3 million, respectively.

DEPOSITS AND OTHER FUNDING SOURCES

        Total deposits were $173.1 million at December 31, 2002, an increase of $18.7 million or 12.1% over deposits at December 31, 2001. Average deposits, however, showed a $23.1 million, or 16.2% growth, to $166.3 million in 2002. Deposits at the Hedgesville branch totaled $21.2 million at December 31, 2002, an increase of $600,000 over December 31, 2001. Deposits at the Martinsburg branch totaled $5.6 million at December 31, 2002, an increase of $4.3 million over December 31, 2001. The Bank has experienced a change in the deposit account mix during 2002. A shift from time deposits to jumbo certificates of deposit is a direct result of customers making deposits to the 36-month Ultimate Certificate of Deposit throughout the year. The increase in jumbo certificates of deposit and other certificates of deposit are primarily due to the continued growth in the 36-month Ultimate Certificate of Deposit. The Bank's 36-month Ultimate Certificate of Deposit allows the customer to withdraw all or a portion of the CD on the first or second year anniversary date without penalty. Deposits may also be made to this CD at any time.

        Noninterest-bearing deposits also grew by $7.5 million or 39.1%, during 2002, from $19.2 million at December 31, 2001, to $26.7 million at December 31, 2002. At December 31, 2002, noninterest-bearing deposits represented 15.4% of total deposits, compared to 12.4% for 2001. Average noninterest-bearing deposits increased 33.1% from $17.5 million in 2001 to $23.3 million in 2002. The Bank's noninterest-bearing deposit account with no minimum balance and check truncation continues to grow since its introduction in 1999.

        Interest-bearing deposits increased by $11.2 million or 8.3% to $146.4 million at December 31, 2002. Interest-bearing checking increased by $5.2 million in 2002. Included in this category are NOW accounts and Money Market accounts. Savings accounts increased $3.6 million in 2002 from the previous year to $21.5 million, while the average savings deposits increased only $3.0 million or 18.2% to $19.6 million at December 31, 2002. The Bank's largest source of interest-bearing funds is certificates of deposit. These accounts totaled $94.8 million at December 31, 2002, an increase of $2.3 million or 2.5%. The increase is primarily due to the continue growth in the 36-month Ultimate Certificate of Deposit which was first offered as a promotional certificate of deposit with the grand opening of the Hedgesville branch location in 1998.

        The Bank's institutional advertising campaign which began in 2000 has generated an influx of new noninterest-bearing and interest-bearing deposit accounts especially at the Hedgesville and south Martinsburg branches.

        Table 11 is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2002:


TABLE 11. MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

                                                AMOUNT          PERCENT
                                             ------------   ---------------
                                                     In thousands
Three months or less                            $  8,885          23.74 %
Three through six months                           7,236          19.33
Six through twelve months                          9,653          25.79
Over twelve months                                11,660          31.15
                                             ------------   ---------------

     Total                                      $ 37,434            100 %
                                             ============   ===============

CAPITAL RESOURCES

        The Bank remains well capitalized. Total shareholders' equity at December 31, 2002 of $16.3 million represents 8.5% of total assets. This compares to $14.9 million or 8.7%, at December 31, 2001. Included in capital at December 31, 2002 are $681,000 of unrealized gains on available for sale securities, net of deferred income taxes. At December 31, 2001, the Bank had unrealized gains on available for sale securities, net of deferred income taxes of $178,000. Such unrealized gains and losses are recorded net of related deferred taxes and are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact will result, however, unless the securities are actually sold.

        The stock of CNB Financial Services, Inc., and prior to the formation of CNB, the Bank, are not listed on an exchange and are not heavily traded. The trades that have occurred are those that, to management's knowledge, have been individually arranged. Based on information that management is aware of, the majority of shares sold during 2002 were at a price that ranged from $64 to $90 per share. During 2001, information available to management indicates that stock trades ranged from $67 to $135 per share. Book value per share increased from $32.59 at December 31, 2001 to $35.52 at December 31, 2002.

        Dividends which have been declared by the Board of Directors semiannually, remained the same in 2002 and 2001 at $1.02 per share. All stock prices and per share amounts have been restated to reflect the formation of CNB Financial Services, Inc. and the acquisition of Citizens National Bank and subsidiary on August 31, 2000 and accounted for as a pooling of interests.

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

TABLE 12. OPERATING AND CAPITAL RATIOS

                                                         YEARS ENDED DECEMBER 31,
                                                         ------------------------
                                                          2002              2001
                                                          ----              ----
Return on average assets                                   .71%              .77%
Return on average equity                                  8.38              8.49
Dividend payout ratio                                    35.72             37.79
Average equity to average assets ratio                    8.49              9.12

LIQUIDITY AND INTEREST RATE SENSITIVITY

        The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold. At December 31, 2002, these sources totaled $47.6 million, or 24.8% of total assets. In addition, liquidity may be generated through loan repayments and over $7.0 million of available borrowing arrangements with correspondent banks. At December 31, 2002, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $2.2 million of cash from operations in 2002, which compares to $1.5 million in 2001 and $1.8 million in 2000. Additional cash of $18.2 million, $19.9 million and $9.0 million was generated through net financing activities in 2002, 2001 and 2000, respectively. These proceeds along with proceeds from the sales and maturities of investment securities were used to fund loans and purchase securities during each year. Net cash used in investing activities totaled $16.8 million in 2002 compared to $20.9 million in 2001 and $11.1 million in 2000. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

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

        The Bank's base-line scenario holds the prime rate constant at 4.25 percent through December 2003. Based on the January 2003 outlook, the model indicates that earnings during the policy measurement period would be affected by less than 10 percent, in both an increasing or decreasing interest rate scenario.

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

TABLE 13. INTEREST SENSITIVITY ANALYSIS

                                                                        DECEMBER 31, 2002
                                         --------------------------------------------------------------------------------
                                                                   INTEREST SENSITIVITY PERIOD
                                         --------------------------------------------------------------------------------

                                            2003       2004        2005        2006       2007     THEREAFTER    TOTAL
                                         ----------  ---------  ----------  ----------  ---------  ----------  ----------
                                                                            In thousands
Rate sensitive assets
Loans, net of unearned interest           $ 36,205   $ 12,434    $ 13,530    $ 15,340   $ 16,181    $ 34,640   $ 128,330
    Average interest rate                     4.68 %     4.94 %      5.23 %      5.51 %     5.77 %      6.50 %      5.59 %
Securities                                   5,327          -       2,100       4,226      5,359      26,418      43,430
    Average interest rate                     4.75 %        - %      4.15 %      4.63 %     4.69 %      4.88 %      4.89 %
                                         ----------  ---------  ----------  ----------  ---------  ----------  ----------
    Total interest sensitive assets       $ 41,532   $ 12,434 %  $ 15,630 %  $ 19,566 % $ 21,540 %  $ 61,058 % $ 171,760
                                         ==========  =========  ==========  ==========  =========  ==========  ==========

Interest sensitive liabilities
Non-interest-bearing deposits             $  2,666   $  2,666    $  2,666    $  2,666   $  2,666    $ 13,333      26,663
    Average interest rate                        - %        - %         - %         - %        - %         - %         - %
Savings and interest-bearing checking        5,158      5,158       5,158       5,158      5,158      25,788      51,578
    Average interest rate                     0.50 %     0.50 %      0.50 %      0.50 %     0.50 %      0.50 %      0.50 %
Time deposits                               54,700     19,296      13,988       1,971      4,866           -      94,821
    Average interest rate                     1.35 %     1.68 %      2.00 %      2.00 %     2.98 %         - %      1.84 %
                                         ----------  ---------  ----------  ----------  ---------  ----------  ----------
    Total interest sensitive liabilities  $ 62,524   $ 27,120    $ 21,812 %  $  9,795 % $ 12,690 %  $ 39,121   $ 173,062
                                         ==========  =========  ==========  ==========  =========  ==========  ==========

GAP                                       $(20,992)  $ (14,686)  $ (6,182)   $  9,771   $  8,850    $ 21,937
Cumulative GAP                            $(20,992)  $ (35,678)  $(41,860)   $(32,089)  $ (23,239)  $ (1,302)

GAP to sensitive assets ratio               (12.22)%    (8.55)%     (3.60)%      5.69 %     5.15 %     12.77 %
Cumulative GAP to sensitive
    assets ratio                            (12.22)%   (20.77)%    (24.37)%    (18.68)%   (13.53)%     (0.76)%
GAP to total assets ratio                   (10.96)%    (7.66)%     (3.23)%      5.10 %     4.62 %     11.45 %
Cumulative GAP to total assets ratio        (10.96)%   (18.62)%    (21.85)%    (16.75)%   (12.13)%     (0.68)%

RECENTLY ISSUED ACCOUNTING STANDARDS

        In April 2002, FASB Statement 145 was issued. This Statement rescinds FASB Statement 4, Reporting Gains and Losses from Extinguishment of Debt, and it's subsequent amendment in FASB Statement 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement 44, Accounting for Intangible Assets of Motor Carriers. Finally, this statement amends FASB statement number 13, Accounting for Leases. The amendment to FASB 13 modifies the required accounting treatment for leases that have similar economic effects of the sale-leaseback transactions to follow the same requirements as a true sale-leaseback transaction.

        FASB Statement 146, Accounting for Cost Associated with Exit of Disposal Activities, was issued in June of 2002. Statement 146 nullifies Emerging Issues Task Force Issue number 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructure)." Under EITF Issue 94-3, companies were required to recognize the liability of costs associated with disposal activities at a plan date. This statement now requires that the costs associated with a disposal activity be measured at fair value and recognized only when the liability is incurred. FASB Statement 146 is effective for exit or disposal activities that occur after December 31, 2002.

        In October 2002, FASB Statement 147, Acquisitions of Certain Financial Institutions was issued. This Statement was an amendment of FASB Statements 72 and 144 and Interpretation 9. The provisions of this Statement relate to the application of the purchase method of accounting which applies to all acquisitions of financial institutions, except for transactions between mutual enterprises. Following the issuance of FASB Statements 141, Business Combinations, and 142, Goodwill and Other Intangible Assets, in 2001, the Financial Account Standards Board concluded that certain guidance provided in Statement 72 and Interpretation 9 was no longer necessary. Statement 147 is effective for acquisitions on or after October 1, 2002.

        In November 2002, FASB Interpretation 45 was issued. The interpretation was titled Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Statement rescinds FASB Interpretation 34 and provides an interpretation of FASB Statements 5, 57, and 107. This Interpretation elaborates on the disclosures to be made by guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. These new disclosure requirements are effective for financial statement periods ending after December 15, 2002.

        In December 2002, FASB Statement 148, Accounting for Stock-Based Compensation - Transition and Disclosure, was issued. This statement was an amendment for FASB Statement 123, and provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results.

        Adoption of Statements 145, 146, 147 and 148 and Interpretation 45 are not expected to have a material impact on CNB Financial Services, Inc.'s financial condition or results of operations.

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

        A comparison of the carrying value of the Bank's financial instruments to their estimated fair value as of December 31, 2002 and December 31, 2001 is disclosed in Note 24 of the Notes to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Interest Rate Sensitivity" in Item 7 hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

         CNB Financial Services, Inc. and Subsidiary
           Independent Auditors' Report........................................................... 26
           Consolidated Balance Sheets............................................................ 27
           Consolidated Statements of Income...................................................... 28
           Consolidated Statements of Stockholders' Equity........................................ 29
           Consolidated Statements of Cash Flows.................................................. 30
           Notes to Consolidated Financial Statements............................................. 31

                          INDEPENDENT AUDITOR'S REPORT




Shareholders and Board of Directors
CNB Financial Services, Inc.
Berkeley Springs, West Virginia


                We have audited the accompanying consolidated statements of financial condition of CNB Financial Services, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of CNB Financial Services, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Financial Services, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.



                                    /s/ SMITH ELLIOTT KEARNS & COMPANY, LLC





Hagerstown, Maryland
February 12, 2003

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2002 AND 2001

ASSETS                                                                2002                     2001
                                                                 ---------------          ----------------
  Cash and due from banks                                         $   7,832,735             $   4,229,810
  Federal funds sold                                                  4,127,299                         -
  Securities available for sale
     (at approximate market value)                                   43,429,902                48,913,329
  Federal Home Loan Bank stock, at cost                                 429,000                   625,500
  Federal Reserve Bank stock, at cost                                   129,650                   129,650
  Loans and lease receivable, net                                   128,330,303               110,536,744
  Accrued interest receivable                                           921,907                 1,052,620
  Foreclosed real estate (held for sale), net                             1,800                    14,898
  Premises and equipment, net                                         4,800,135                 4,283,625
  Deferred income taxes                                                       -                   225,894
  Cash surrender value of life insurance                                964,179                   883,533
  Intangible assets                                                      96,483                   105,168
  Other assets                                                          538,687                   540,672
                                                                 ---------------          ----------------

         TOTAL ASSETS                                             $ 191,602,080             $ 171,541,443
                                                                 ===============          ================


              LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Deposits:
        Demand                                                    $  26,663,469             $  19,174,111
        Interest-bearing demand                                      30,087,763                24,878,709
        Savings                                                      21,489,855                17,851,684
        Time, $100,000 and over                                      37,433,561                27,450,519
        Other time                                                   57,387,901                65,025,516
                                                                 ---------------          ----------------
                                                                  $ 173,062,549             $ 154,380,539
  Accrued interest payable                                            1,010,086                 1,148,437
  Deferred income taxes                                                 158,269                         -
  Accrued expenses and other liabilities                              1,101,158                 1,086,230
                                                                 ---------------          ----------------

         TOTAL LIABILITIES                                        $ 175,332,062             $ 156,615,206
                                                                 ---------------          ----------------

SHAREHOLDERS' EQUITY
  Common stock, $1 par value; 5,000,000  shares
       authorized; 458,048 shares outstanding                     $     458,048             $     458,048
  Capital surplus                                                     3,863,592                 3,863,592
  Retained earnings                                                  11,267,374                10,426,618
  Accumulated other comprehensive income                                681,004                   177,979
                                                                 ---------------          ----------------

         TOTAL SHAREHOLDERS' EQUITY                               $  16,270,018             $  14,926,237
                                                                 ---------------          ----------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 191,602,080             $ 171,541,443
                                                                 ===============          ================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                       2002              2001              2000
                                                   -------------     -------------     -------------
INTEREST INCOME
   Interest and fees on loans                      $  9,072,329      $  9,381,949      $  8,887,114
   Interest and dividends on securities:
      United States Treasury securities                       -               274            25,232
      U.S. Government agencies and
         corporations                                 1,856,035         2,238,886         1,960,198
      Mortgage backed securities                        406,958                 -                 -
      State and political subdivisions                   43,058            29,450            60,002
      Other                                              28,802            57,686             7,779
   Interest on federal funds sold                        82,035           159,744            94,914
                                                   -------------     -------------     -------------
                                                   $ 11,489,217      $ 11,867,989      $ 11,035,239
                                                   -------------     -------------     -------------
INTEREST EXPENSE
   Interest on interest bearing demand,
     savings and time deposits                     $  5,341,720      $  5,935,078      $  5,359,871
   Interest on federal  funds purchased                       -             2,291             5,051
                                                   -------------     -------------     -------------
                                                   $  5,341,720      $  5,937,369      $  5,364,922
                                                   -------------     -------------     -------------

           NET INTEREST INCOME                     $  6,147,497      $  5,930,620      $  5,670,317

PROVISION FOR LOAN LOSSES                               261,000           226,000           170,000
                                                   -------------     -------------     -------------

           NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES           $  5,886,497      $  5,704,620      $  5,500,317
                                                   -------------     -------------     -------------

NONINTEREST INCOME
   Service charges on deposit accounts             $    747,343      $    545,882      $    282,866
   Other service charges, commissions
      and fees                                          338,481           259,887           211,982
   Insurance income                                     106,304           124,514            94,691
   Other operating income                                72,726            49,498            59,148
   Gain on demutualization of insurance company               -                 -           195,889
   Net gain (loss) on sale of securities                 78,028               833           (13,991)
   Income from title company                             56,400            44,877                 -
   Gain (loss) on sale of other real estate owned         3,492                 -            12,177
                                                   -------------     -------------     -------------
                                                   $  1,402,774      $  1,025,491      $    842,762
                                                   -------------     -------------     -------------
NONINTEREST EXPENSES
   Salaries                                        $  2,253,312      $  2,013,709      $  1,760,226
   Employee benefits                                    752,564           621,036           562,625
   Occupancy of premises                                295,221           264,184           249,738
   Furniture and equipment expense                      337,050           254,232           248,053
   Other operating expenses                           1,662,288         1,640,764         1,458,762
                                                   -------------     -------------     -------------
                                                   $  5,300,435      $  4,793,925      $  4,279,404
                                                   -------------     -------------     -------------

            INCOME BEFORE INCOME TAXES             $  1,988,836      $  1,936,186      $  2,063,675

PROVISION FOR INCOME TAXES                              680,871           699,781           757,835
                                                   -------------     -------------     -------------

            NET INCOME                             $  1,307,965      $  1,236,405      $  1,305,840
                                                   =============     =============     =============

BASIC EARNINGS PER SHARE                           $       2.86      $       2.70      $       2.85
                                                   =============     =============     =============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                                  ACCUMULATED
                                                                                                    OTHER          TOTAL
                                                     COMMON         CAPITAL        RETAINED      COMPREHENSIVE  SHAREHOLDERS'
                                                     STOCK (1)     SURPLUS (1)    EARNINGS (1)      INCOME         EQUITY
                                                   ------------   -------------   ------------   ------------   -------------
BALANCE, DECEMBER 31, 1999                           $ 458,048     $ 3,863,592    $ 8,818,791     $ (891,710)    $12,248,721
                                                                                                                -------------
Comprehensive income:
  Net income for 2000                                        -               -      1,305,840              -       1,305,840
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $475,898)              -               -              -        776,466         776,466
                                                                                                                -------------
Total Comprehensive Income                                   -               -              -              -       2,082,306
                                                                                                                -------------
Issuance of common stock                                12,000               -              -              -               -
Cancellation of stock                                  (12,000)              -              -              -               -
Cash dividends ($1.02 per share)                             -               -       (467,209)             -        (467,209)
                                                   ------------   -------------   ------------   ------------   -------------

BALANCE, DECEMBER 31, 2000                           $ 458,048     $ 3,863,592    $ 9,657,422     $ (115,244)    $13,863,818
                                                                                                                -------------
Comprehensive income:
  Net income for 2001                                        -               -      1,236,405              -       1,236,405
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $179,718)              -               -              -        293,223         293,223
                                                                                                                -------------
Total Comprehensive Income                                   -               -              -              -       1,529,628
                                                                                                                -------------
Cash dividends ($1.02 per share)                             -               -       (467,209)             -        (467,209)
                                                   ------------   -------------   ------------   ------------   -------------

BALANCE, DECEMBER 31, 2001                           $ 458,048     $ 3,863,592    $10,426,618     $  177,979     $14,926,237
                                                                                                                -------------
Comprehensive income:
  Net income for 2002                                        -               -      1,307,965              -       1,307,965
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $308,306)              -               -              -        503,025         503,025
                                                                                                                -------------
Total Comprehensive Income                                   -               -              -              -       1,810,990
                                                                                                                -------------
Cash dividends ($1.02 per share)                             -               -       (467,209)             -        (467,209)
                                                   ------------   -------------   ------------   ------------   -------------

BALANCE, DECEMBER 31, 2002                           $ 458,048     $ 3,863,592    $11,267,374     $  681,004     $16,270,018
                                                   ============   =============   ============   ============   =============

(1) Restated to reflect the formation of CNB Financial Services, Inc. and the acquisition of Citizens National Bank and subsidiary on August 31, 2000 and accounted for as a pooling of interests.

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                             2002             2001             2000
                                                                         -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                              $  1,307,965     $  1,236,405     $  1,305,840
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                            340,677          251,463          238,162
     Provision for loan losses                                                261,000          226,000          170,000
     Deferred income taxes                                                     75,857          (30,103)          (1,686)
     Net (gain) loss on sale of securities                                    (78,028)            (833)          13,991
     (Gain) loss on sale of real estate owned                                  (3,492)               -          (12,177)
     (Gain) on demutualization of insurance company                                 -                -         (195,889)
     Loss on disposal and abandonment of fixed assets                           8,111                -           55,254
     (Increase) decrease in loans held for sale                                     -                -           65,300
     (Increase) decrease in accrued interest receivable                       130,713          (48,363)        (132,586)
     (Increase) decrease in other assets                                      193,704         (235,995)          95,169
     Increase (decrease) in accrued interest payable                         (138,351)         110,315          221,503
     (Increase) in cash surrender value on life insurance in excess
          of premiums paid                                                    (31,568)         (42,882)         (70,180)
     Increase in accrued expenses and other liabilities                        14,928            1,653           12,126
     Amortization of deferred loan (fees) cost                                 72,833           55,000           42,633
     Amortization (accretion) of premium and discount on investments           36,889          (28,920)          (1,709)
                                                                         -------------    -------------    -------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                       $  2,191,238     $  1,493,740     $  1,805,751
                                                                         -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) in loans                                                $(18,159,192)    $ (6,824,573)    $ (8,118,916)
  Proceeds from loan sales                                                          -                -        1,027,345
  Proceeds from sales of securities                                         7,075,471          901,406        2,659,593
  Proceeds from maturities of securities                                   44,889,207       52,450,000        1,570,000
  Purchases of securities                                                 (45,628,781)     (67,124,098)      (6,374,538)
  Purchases of Federal Home Loan Bank stock                                   (21,400)         (18,800)        (606,700)
  Redemptions of Federal Home Loan Bank stock                                 217,900                -                -
  Purchases of premises and equipment and computer software                (1,048,332)      (1,456,617)         (83,935)
  Proceeds from sale of other real estate owned, net                           48,390                -           79,115
  Net (increase) in real estate owned, net                                          -           (4,138)               -
  Investment in title company                                                       -           (5,000)               -
  Return of capital from title company                                              -            2,715                -
  Net (increase) decrease in federal funds sold                            (4,127,299)       1,207,684       (1,207,684)
  Premiums paid on life insurance                                             (49,078)         (49,843)         (49,893)
  Purchase of intangibles                                                           -                -          (14,270)
                                                                         -------------    -------------    -------------
         NET CASH (USED IN) INVESTING ACTIVITIES                         $(16,803,114)    $(20,921,264)    $(11,119,883)
                                                                         -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in demand and savings deposits                             $ 16,336,583     $  6,156,422     $    705,412
 Net increase in time deposits                                              2,345,427       14,228,267        8,780,490
 Cash dividends paid                                                         (467,209)        (467,209)        (467,209)
                                                                         -------------    -------------    -------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                       $ 18,214,801     $ 19,917,480     $  9,018,693
                                                                         -------------    -------------    -------------
         NET INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS                                                 $  3,602,925     $    489,956     $   (295,439)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              4,229,810        3,739,854        4,035,293
                                                                         -------------    -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $  7,832,735     $  4,229,810     $  3,739,854
                                                                         =============    =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid during the year:
               Interest                                                  $  5,480,071     $  5,827,054     $  5,143,419
               Income taxes                                              $    682,000     $    768,500     $    716,000
      Net transfer to foreclosed real estate, held for sale
          from loans receivable                                          $     31,800     $     10,760     $          -

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

      CNB classifies all investments as available for sale, except for stock in the Federal Reserve Bank and Federal Home Loan Bank, which are restricted investments.

      Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sales of securities are determined using the specific identification method.

      IMPAIRED LOANS:
      Impaired loans are defined as those loans for which it is probable that contractual amounts due will not be received. Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, requires that the measurement of impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Larger groups of small-balance loans such as residential mortgage and installment loans that are considered to be part of homogeneous loan pools are aggregated for the purpose of measuring impairment, and therefore, are not subject to these statements. Management has established a dollar-value threshold for commercial loans. The larger commercial loans are evaluated in accordance with the statements. No loans are considered to be impaired at December 31, 2002 and 2001.

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

      INTANGIBLE ASSETS:
      Intangible assets represent the acquisition of customer lists, contracts and records in the amount of $130,270 in November 1998 and January 2000 by CNB Insurance Services, Inc. The intangible assets are being amortized over fifteen years on a straight line basis. On January 1, 2002, CNB adopted SFAS No. 142, Goodwill and Other Intangible Assets. The implementation of SFAS No. 142 did not have a significant impact on the financial statements.

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

      LOAN ORIGINATION FEES AND COSTS:
      Loan origination fees, net of certain direct costs of originating loans are being deferred and recognized over the contractual life of the loan as an adjustment of the yield on the related loan.

      PREMISES AND EQUIPMENT:
      Premises and equipment are carried at cost less accumulated depreciation. Depreciation is calculated on both straight-line and accelerated methods over the estimated useful lives of 15 to 50 years for buildings and 3 to 20 years for equipment. Computer software is being amortized over 3 to 5 years. Maintenance and repairs are charged to operating expenses as incurred.

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

      OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
      In the ordinary course of business, CNB has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial lines of credit and letters of credit. Such financial instruments are recorded in the financial statements when they become due or payable.

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

      ADVERTISING COSTS:
      The Company expenses advertising costs in the period in which they are incurred. Advertising cost amounted to $118,017, $110,979 and $112,642 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

      CNB has elected to report its comprehensive income in the Consolidated Statements of Changes in Shareholders' Equity. The only element of "other comprehensive income" that CNB has is the unrealized gains or losses on available for sale securities.

      The components of the change in net unrealized gains (losses) on securities were as follows:

                                                      2002           2001            2000
                                                  -------------   ------------   -------------
Unrealized holding gains (losses) arising during
   the year                                          $ 889,359      $ 473,774     $ 1,238,373
Reclassification adjustment for (gains) losses
   realized in net income                              (78,028)          (833)         13,991
                                                  -------------   ------------   -------------
Net unrealized holding gains
   (losses) before taxes                             $ 811,331      $ 472,941     $ 1,252,364
Tax effect                                            (308,306)      (179,718)       (475,898)
                                                  -------------   ------------   -------------

Net change                                           $ 503,025      $ 293,223     $   776,466
                                                  =============   ============   =============

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

NOTE 3. INVESTMENT IN LIMITED LIABILITY CORPORATION

         In February 2001, CNB paid $5,000 to become a 50% member in a limited liability corporation, Morgan County Title Insurance Agency, LLC for the purpose of selling title insurance. CNB accounts for their investment in Morgan County Title Insurance Agency, LLC as part of "Other Assets" using the equity method of accounting.

        The following represents the limited liability corporation's financial information:

                    MORGAN COUNTY TITLE INSURANCE AGENCY, LLC
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                           DECEMBER 31, 2002 AND 2001

                                                              2002                   2001
                                                         ----------------       ---------------
ASSETS

   Cash                                                          $ 5,191               $ 4,571
                                                         ----------------       ---------------

          TOTAL ASSETS                                           $ 5,191               $ 4,571
                                                         ================       ===============


MEMBERS' EQUITY                                                  $ 5,191               $ 4,571
                                                         ----------------       ---------------

         TOTAL MEMBERS' EQUITY                                   $ 5,191               $ 4,571
                                                         ================       ===============


                    MORGAN COUNTY TITLE INSURANCE AGENCY, LLC
                              STATEMENTS OF INCOME
                                   (Unaudited)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                      2002                 2001
                                                                  --------------       -------------
INCOME
   Insurance commissions                                              $ 241,902           $ 115,135
                                                                  --------------       -------------
       TOTAL INCOME                                                   $ 241,902           $ 115,135
                                                                  --------------       -------------

EXPENSES
   Management fees                                                    $ 125,789            $ 22,000
   Other expenses                                                         2,693               3,382
                                                                  --------------       -------------
       TOTAL EXPENSES                                                 $ 128,482            $ 25,382
                                                                  --------------       -------------

       NET INCOME                                                     $ 113,420            $ 89,753
                                                                  ==============       =============

                    MORGAN COUNTY TITLE INSURANCE AGENCY, LLC
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                      2002               2001
                                                                  -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $  113,420          $  89,753
                                                                  -------------       ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                  $  113,420          $  89,753
                                                                  -------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Members capital contribution                                    $        -          $  10,000
    Profit and capital distributed                                    (112,800)           (95,182)
                                                                  -------------       ------------
         NET CASH (USED IN) FINANCING ACTIVITIES                    $ (112,800)         $ (85,182)
                                                                  -------------       ------------
         NET INCREASE IN CASH AND CASH
             EQUIVALENTS                                            $      620          $   4,571
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           4,571                  -
                                                                  -------------       ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $    5,191          $   4,571
                                                                  =============       ============

NOTE 4. SECURITIES AVAILABLE FOR SALE

        The amortized cost and estimated market value of debt securities at December 31, 2002 and 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

        Securities are summarized as follows:

                                                                    2002                               WEIGHTED
                                         -----------------------------------------------------------    AVERAGE
                                                           GROSS           GROSS        ESTIMATED         TAX
                                          AMORTIZED      UNREALIZED     UNREALIZED         FAIR        EQUIVALENT
                                            COST           GAINS          LOSSES          VALUE          YIELD
                                         ------------   -------------   ------------   --------------------------
Available for sale:
   U.S. Government agencies
     and corporations
     Within one year                     $ 5,300,481     $    26,917     $        -     $ 5,327,398         4.75 %
     After 1 but within 5 years            9,880,564         496,919              -      10,377,483         4.76
     After 5 but within 10 years          12,135,426         187,756              -      12,323,182         4.99
                                         ------------   -------------   ------------   -------------
                                         $27,316,471     $   711,592     $        -     $28,028,063         4.86 %
                                         ------------   -------------   ------------   -------------

   States and political subdivisions
     Within one year                     $   350,000     $     9,747     $        -     $   359,747         8.27 %
     After 1 but within 5 years                    -               -              -               -            -
     After 5 but within 10 years             775,000          21,967              -         796,967         6.22
                                         ------------   -------------   ------------   -------------
                                         $ 1,125,000     $    31,714     $        -     $ 1,156,714         6.86 %
                                         ------------   -------------   ------------   -------------

   Mortgage backed securities            $13,890,037     $   355,088     $        -     $14,245,125         5.20 %
                                         ------------   -------------   ------------   -------------

Total securities available for sale      $42,331,508     $ 1,098,394     $        -     $43,429,902         5.02 %
                                         ============   =============   ============   =============

Restricted:
   Federal Reserve Bank stock            $   129,650     $         -     $        -     $   129,650         6.00 %
   Federal Home Loan Bank stock              429,000               -              -         429,000         3.25
                                         ------------   -------------   ------------   -------------
Total restricted investments             $   558,650     $         -     $        -     $   558,650         3.89 %
                                         ============   =============   ============   =============

                                                                     2001                              WEIGHTED
                                         -----------------------------------------------------------    AVERAGE
                                                           GROSS           GROSS        ESTIMATED         TAX
                                          AMORTIZED      UNREALIZED     UNREALIZED         FAIR        EQUIVALENT
                                            COST           GAINS          LOSSES          VALUE          YIELD
                                         ------------   -------------   ------------   --------------------------
Available for sale:
   U.S. Government agencies
     and corporations
     Within one year                     $ 1,250,000       $   1,328      $       -     $ 1,251,328         6.63 %
     After 1 but within 5 years           29,007,880         116,337        151,186      28,973,031         4.67
     After 5 but within 10 years          17,818,385         327,707          3,568      18,142,524         6.28
                                         ------------   -------------   ------------   -------------
                                         $48,076,265       $ 445,372      $ 154,754     $48,366,883         5.27 %
                                         ------------   -------------   ------------   -------------

   States and political subdivisions
     After 1 but within 5 years          $   350,000       $   1,020      $       -     $   351,020         6.75 %
     After 5 but within 10 years             200,000               -          4,574         195,426         8.02
                                         ------------   -------------   ------------   -------------
                                         $   550,000       $   1,020      $   4,574     $   546,446         7.21 %
                                         ------------   -------------   ------------   -------------

Total securities available for sale      $48,626,265       $ 446,392      $ 159,328     $48,913,329         5.29 %
                                         ============   =============   ============   =============

Restricted:
   Federal Reserve Bank stock            $   129,650       $       -      $       -     $   129,650         6.00 %
   Federal Home Loan Bank stock              625,500               -              -         625,500         5.75
                                         ------------   -------------   ------------   -------------
Total restricted investments             $   755,150       $       -      $       -     $   755,150         5.79 %
                                         ============   =============   ============   =============

        The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $12,864,841 at December 31, 2002 and $12,099,922 at December 31, 2001.

        Proceeds from sales of securities available for sale (excluding maturities) for the years ended December 31, 2002, 2001 and 2000 were $7,075,471, $901,406 and $2,659,593, respectively. Gross gains and
        (losses) of $78,028 and $(0) in 2002, $7,071 and $(6,238) in 2001, and
        $7,115 and $(21,106) in 2000 were realized on the respective sales.

NOTE 5. LOANS AND LEASE RECEIVABLE

        Major classifications of loans at December 31, 2002 and 2001 were as follows:

                                               2002               2001
                                          -------------      -------------
Loans:
   Real estate                           $   83,239,409    $    67,859,963
   Commercial real estate                    13,934,900         12,458,880
   Consumer                                  22,575,379         24,197,964
   Commercial                                 9,684,720          6,977,624
   Overdrafts                                    72,763             86,694
                                          -------------      -------------
                                          $ 129,507,171      $ 111,581,125

Lease:                                          135,341            139,608
                                          -------------      -------------
                                          $ 129,642,512      $ 111,720,733
Net deferred loan fees, costs,
premiums and discounts                          172,239            152,971
Allowance for loan losses                   (1,484,448)        (1,336,960)
                                          -------------      -------------
                                          $ 128,330,303      $ 110,536,744
                                          =============      =============

        At December 31, 2002, approximately $38,467,000 or 39.6% of the real estate loans had fixed rates of interest and $58,708,000 or 60.4% had adjustable rates of interest.

        The net investment in the direct financing lease was $135,341 at December 31, 2002.

        An analysis of the allowance for loan losses were as follows:

                                     2002              2001             2000
                                  -----------      -----------      -----------
Balance, beginning                $ 1,336,960      $ 1,216,333      $ 1,147,846
    Provision charged to
      operations                      261,000          226,000          170,000
    Recoveries                         37,230           29,729           19,494
    Loans charged off                (150,742)        (135,102)        (121,007)
                                  -----------      -----------      -----------
Balance, ending                   $ 1,484,448      $ 1,336,960      $ 1,216,333
                                  ===========      ===========      ===========

                Loans are placed on nonaccrual status when, in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. A summary of nonperforming loans is as follows:

                                                                DECEMBER 31,
                                                           ---------------------
                                                             2002         2001
                                                           --------     --------
Nonaccrual loans                                           $ 12,711     $ 25,173
Loans past due 90 days or more still accruing interest      553,170      449,675
                                                           --------     --------
     Total                                                 $565,881     $474,848
                                                           ========     ========

        The contractual amount of interest that would have been recorded on nonaccrual loans during 2002 and 2001 was $6,599 and $9,976, respectively. The amount of interest income that was recorded on nonaccrual loans during 2002 and 2001 was $5,248 and $6,719, respectively.

        The Bank is not committed to lend additional funds to debtors whose loans are nonperforming or on nonaccrual status.

        The Bank has no loans which are considered to be impaired at December 31, 2002 and 2001.

NOTE 6. LOAN SERVICING

        Mortgage loans serviced for others are not included in the accompanying financial statements. The unpaid principal balances of mortgage loans serviced for others were $5,207,621 and $6,089,473 at December 31, 2002 and 2001, respectively.

        Custodial balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $100,206 and $10,988 at December 31, 2002 and 2001, respectively.

        The Bank did not capitalize any mortgage servicing rights in 2002, 2001 or 2000. An analysis of the predominant risk characteristics indicates that there is not more than a normal amount of prepayment risk and thus no write down is necessary. Amortization of mortgage servicing rights was $2,248, $1,792 and $2,264 in 2002, 2001 and 2000, respectively.
        Mortgage servicing rights at December 31, 2002 and 2001 were $29,921 and $32,169, respectively.

NOTE 7. PREMISES AND EQUIPMENT

        Major classifications of premises and equipment at December 31 were as follows:

                                                       2002              2001
                                                    ----------        ----------
Land and land improvements                          $1,435,174        $1,435,174
Banking house - Main                                 1,355,096         1,334,788
Banking house - Valley Road branch                     532,624           521,431
Banking house - Hedgesville branch                     766,743           765,137
Banking house - Martinsburg branch                     697,006                 -
Bank owned automobiles                                  20,555                 -
Furniture, fixtures and equipment                    2,106,114         2,124,581
                                                    ----------        ----------
                                                    $6,913,312        $6,181,111
     Less accumulated depreciation                   2,123,691         2,344,408
                                                    ----------        ----------
                                                    $4,789,621        $3,836,703
Construction in progress                                10,514           446,922
                                                    ----------        ----------
                                                    $4,800,135        $4,283,625
                                                    ==========        ==========

        Depreciation expense amounted to $293,787, $220,698 and $200,995 in 2002, 2001 and 2000, respectively.

        Computer software included in the statement of financial condition caption "Other Assets" amounted to $400,742 and $128,534 at December 31, 2002 and 2001, respectively. Amortization expense on computer software amounted to $38,205, $22,080 and $28,482 in 2002, 2001 and 2000,
        respectively.

        In December 2001, the Bank entered into a contract to upgrade its technology systems. The technology is expected to create operational efficiencies and enhance customer service and product delivery.

        The Bank's remaining commitments totaled $273,000 at December 31, 2002 to upgrade the Bank's technology systems.

NOTE 8. INTANGIBLE ASSETS

        Amortized intangible assets representing customer lists, contracts and records acquired by CNB Insurance Services, Inc. have a carrying amount of $130,270 and accumulated amortization of $33,787 and $25,107 at December 31, 2002 and 2001, respectively. These intangibles are amortized over fifteen years on a straight line basis.

        Amortization expense on intangible assets amounted to $8,685 in 2002, 2001 and 2000, respectively.

        The estimated amortization expense for 2003 through 2007 is $8,685 per year.

NOTE 9. TIME DEPOSITS

        At December 31, 2002, the scheduled maturities of time deposits are as follows:

                                           TIME DEPOSITS               ALL TIME
                                         $100,000 AND OVER             DEPOSITS
                                         -----------------           -----------
                          2003              $25,773,805              $54,699,723
                          2004                6,653,324               19,296,123
                          2005                3,751,748               13,988,210
                          2006                  267,459                1,970,736
                          2007                  987,225                4,866,670
                                            -----------              -----------
                                            $37,433,561              $94,821,462
                                            ===========              ===========

NOTE 10. MEMBERSHIP IN FEDERAL HOME LOAN BANK

        Effective October 4, 2000, Citizens National Bank became a member of the Federal Home Loan Bank (FHLB) of Pittsburgh. By virtue of its membership, the Bank has the ability to obtain borrowings from the FHLB. Access to borrowing is dependent upon submission of advance applications and adequate collateral. The Bank has no outstanding advances from the FHLB at December 31, 2002 and 2001, respectively.

NOTE 11. UNUSED LINES OF CREDIT

        The Bank entered into an open-ended unsecured line of credit with Bank of America for $5,000,000 for federal fund purchases. Funds issued under this agreement are at the Bank of America federal funds rate effective at the time of borrowing. The line matures September 30, 2003. The Bank had not drawn on these funds at December 31, 2002 and 2001.

        The Bank also entered into an open-ended unsecured line of credit with Wachovia Bank of N.C. for $1,000,000 for federal fund purchases and $200,000 for a standby letter of credit. Funds issued under this agreement are at the Wachovia Bank of N.C. federal funds rate effective at the time of borrowing. This line matures July 31, 2003. The Bank had not drawn any of these funds at December 31, 2002 and 2001.

NOTE 12. OPERATING LEASES

        The Bank entered into two lease agreements in 2001, which were terminated in March 2002. A lease for a parcel of land to locate a temporary banking unit required a monthly payment of $1,500. The additional lease was for the temporary banking unit which required a monthly payment of $3,575. Both leases were classified as operating leases.

        Lease expense under operating leases for the periods ending December 31, 2002, 2001 and 2000 amounted to $15,019, $30,738 and $1,205, respectively.

NOTE 13. PENSION PLAN

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

        The following table sets forth information about the Bank's plan as of October 31:



                                                      2002               2001              2000
                                                   -----------       -----------       -----------

Change in benefit obligation:
   Benefit obligation at
     beginning of year                             $ 2,711,735       $ 2,356,019       $ 2,265,218
Service cost                                           116,959           107,250           115,427
Interest cost                                          189,547           185,125           179,194
Actuarial (gain) loss                                  (37,581)           17,282           (93,277)
Change due to amendment                                      -                 -             3,069
Change in discount rate                                 63,471           166,447                 -
Benefits paid                                         (126,291)         (120,388)         (113,612)
                                                   -----------       -----------       -----------

Benefit obligation at end of
     year                                          $ 2,917,840       $ 2,711,735       $ 2,356,019
                                                   -----------       -----------       -----------

Change in plan assets:
   Fair value of plan assets at
     beginning of year                             $ 2,116,828       $ 2,294,234       $ 2,112,741
Actual return on plan assets                          (274,542)         (156,520)          116,729
Employer contribution                                  188,051            99,502           178,376
Benefits paid                                         (126,291)         (120,388)         (113,612)

Fair value of plan assets
     at end of year                                $ 1,904,046       $ 2,116,828       $ 2,294,234
                                                   -----------       -----------       -----------

Funded status                                      $(1,013,794)      $  (594,907)      $   (61,785)
Unrecognized net actuarial (gain) loss                 821,797           321,327          (188,435)
Unrecognized prior service cost                         23,804            44,855            68,514
Unrecognized net transition (asset)                     (7,371)          (16,941)          (26,511)
                                                   -----------       -----------       -----------

     Prepaid (accrued) benefit cost                $  (175,564)      $  (245,666)      $  (208,217)
                                                   ===========       ===========       ===========


Weighted average assumptions as of October 31:
     Discount rate                                         7.0%              7.3%              8.0%
     Expected return on plan
      assets                                               8.5%              8.5%              8.5%
     Rate of compensation increase                         4.0%              4.3%              5.0%

Components of net periodic cost:
     Service cost                                  $   116,959       $   107,250       $   115,427
     Interest cost                                     189,547           185,125           179,194
     Expected return on plan assets                   (200,038)         (189,974)         (176,764)
     Special termination benefit cost                        -            23,069                 -
     Net amortization                                   11,481            11,481            11,446
                                                   -----------       -----------       -----------

        Net periodic plan cost                     $   117,949       $   136,951       $   129,303
                                                   ===========       ===========       ===========

NOTE 14. 401(k) PROFIT SHARING PLAN

        All employees are eligible to participate in the Bank's 401(k) Profit Sharing Plan after completing one year of service. Employees may defer up to 15% of their salary in 2002, 2001 and 2000. The Bank may, at the discretion of the Board of Directors, match all or part of the employee deferrals. For 2002, 2001 and 2000, the Bank matched 50% of employee deferrals up to 5% of salary. The percentage of match varies based on the Bank's profit level.

        The Bank's contribution charged to income during 2002, 2001 and 2000 was $25,600, $24,000 and $25,200, respectively.

NOTE 15. DEFERRED COMPENSATION PLAN

        The Bank has a plan pursuant to which a director may elect to waive receipt of all or a portion of his fees for Board of Directors' meetings or committee meetings in exchange for a retirement benefit to be received during a ten-year period after attaining a certain age. The Bank has acquired life insurance on the lives of participating directors to fund its obligation under the plan. The cash surrender value of these life insurance policies has been recorded as an asset. The present value of payments to be paid to directors or their beneficiaries for services rendered to date has been recorded as a liability. The net expense for these benefits was $(2,967), $11,032 and $(18,941) for 2002, 2001 and
        2000, respectively.

NOTE 16. SHAREHOLDERS' EQUITY

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

        All references in the accompanying consolidated financial statements and notes to per share amounts have been restated to reflect the above stock split and shares issued in the acquisition of the Bank by CNB. Basic earnings and dividends per share have been computed based on 458,048 weighted average number of shares outstanding in 2002, 2001 and 2000.

NOTE 17. GAIN ON DEMUTUALIZATION OF INSURANCE COMPANY

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

NOTE 18. INCOME TAXES

        Income taxes reflected in the statements of income are as follows:

                                             YEARS ENDED DECEMBER 31,
                                     --------------------------------------
                                        2002          2001           2000
                                     ---------     ---------      ---------
Federal:
    Current                          $ 554,466     $ 656,915      $ 677,117
    Deferred                            69,195       (50,201)         1,932
State:
    Current                             50,548        72,969         82,404
    Deferred                             6,662        20,098         (3,618)
                                     ---------     ---------      ---------

      Provision for income taxes     $ 680,871     $ 699,781      $ 757,835
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


                                                   YEARS ENDED DECEMBER 31,
                                          ---------------------------------------
                                             2002          2001           2000
                                          ---------      ---------      ---------
Income tax expense at the
    statutory rate (34%)                  $ 676,204      $ 658,303      $ 701,650
Increases (decreases) resulting
    from:
     Nontaxable interest income,
       net of non-deductible interest
       expense                              (35,750)       (19,739)       (26,139)
     State income taxes, net of
       federal income tax benefit            57,210         93,027         78,786
     Other                                  (16,793)       (31,810)         3,538
                                          ---------      ---------      ---------

       Provision for income taxes         $ 680,871      $ 699,781      $ 757,835
                                          =========      =========      =========


        Federal and state income taxes receivable included in the balance sheet as other assets were $155,625 and $80,538 at December 31, 2002 and 2001, respectively.

        The components of deferred taxes included in the balance sheet as of December 31 are as follows:

                                               2002            2001
                                             ---------      ---------
Deferred tax assets:
       Provision for loan losses             $ 472,495      $ 416,943
       Deferred compensation plan              216,063        206,813
       Postretirement benefits                  55,805         46,950
       Defined benefit plan                     65,249         79,992
       Organizational costs                      2,274          3,637
                                             ---------      ---------
                                             $ 811,886      $ 754,335
                                             ---------      ---------
Deferred tax liabilities:
       Deferred compensation plan            $(192,835)     $(176,707)
       Mortgage servicing rights               (10,772)       (11,581)
       Net unrealized gain on securities
         available for sale                   (417,390)      (109,084)
       Depreciation                           (349,158)      (231,069)
                                             ---------      ---------
                                             $(970,155)     $(528,441)
                                             ---------      ---------

Net deferred tax asset (liability)           $(158,269)     $ 225,894
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

NOTE 19. OTHER OPERATING EXPENSES


                                                   YEARS ENDED DECEMBER 31,
                                          ----------------------------------------
                                             2002           2001           2000
                                          ----------     ----------     ----------

Stationery, supplies and printing         $  144,511     $  159,195     $  122,410
Data processing                              202,755        194,639        163,125
Director's fees                              144,262        138,600        133,875
Postage                                      101,399         92,899         75,516
Telephone                                     87,972         62,567         58,709
Professional fees                            212,758        210,345        161,632
ATM fees                                     107,839        100,369        101,149
Advertising and public relations             146,314        136,463        141,843
Other                                        514,478        545,687        500,503
                                          ----------     ----------     ----------

       Total other operating expenses     $1,662,288     $1,640,764     $1,458,762
                                          ==========     ==========     ==========


NOTE 20. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

        A summary of off-balance sheet instruments as of December 31 is as follows:

                                                2002            2001
                                             -----------     -----------
Commitments
   to originate:
     Fixed rate loans                        $ 1,456,003     $   601,585
     Adjustable rate loans                     1,058,600       1,158,644
                                             -----------     -----------
                                             $ 2,514,603     $ 1,760,229
Letters of credit                                485,109         519,364
Undisbursed portion of construction
   loans                                       4,089,134       3,012,301
Available credit granted on commercial
   loans                                       3,626,501       4,599,816
Available credit on personal lines
   of credit                                     375,066         453,613
Undisbursed portion of home equity loans       2,253,585       1,715,316
                                             -----------     -----------
                                             $13,343,998     $12,060,639
                                             ===========     ===========

NOTE 21. SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

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

NOTE 22. REGULATORY MATTERS

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

        As of December 31, 2002 and 2001, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

        The Bank's actual capital amounts and ratios are presented in the table. There were no deductions from capital for interest-rate risk in 2002 and 2001.


                                                                                    RATIO
                                                ---------------------------------------------------------------------
                                        ACTUAL                                                         TO BE WELL
                                        AMOUNT                                                     CAPITALIZED UNDER
                                          IN                                     FOR CAPITAL       PROMPT CORRECTIVE
                                       THOUSANDS                ACTUAL        ADEQUACY PURPOSES    ACTION PROVISIONS
                                      -------------------------------------------------------------------------------
As of December 31, 2002:
   Total Capital
    (to Risk Weighted
    Assets)                            $16,996                  15.10%              8.0%               10.0%
   Tier I Capital
    (to Risk Weighted
    Assets)                            $15,588                  13.85%              4.0%                6.0%
   Tier I Capital
    (to Average Assets)                $15,588                   8.14%              4.0%                5.0%


As of December 31, 2001:
   Total Capital
    (to Risk Weighted
    Assets)                            $15,981                  16.19%              8.0%               10.0%
   Tier I Capital
    (to Risk Weighted
    Assets)                            $14,746                  14.94%              4.0%                6.0%
   Tier I Capital
    (to Average Assets)                $14,746                   8.73%              4.0%                5.0%

NOTE 23. REGULATORY RESTRICTIONS

        Included in Cash and Due From Banks are average daily reserve balances the Bank is required to maintain with the Federal Reserve Bank. The amount of these required reserves, calculated based on percentages of certain deposit balances was $1,751,000 at December 31, 2002.

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

        Certain regulations prohibit affiliates from transferring funds to CNB in the form of loans or advances exceeding 10% of its capital stock and surplus, as defined in the Act. In addition, all loans or advances to nonbank affiliates must be secured by specific collateral. Based on this limitation, there was approximately $1,558,000 available for loans or advances to CNB as of December 31, 2002, at which time there were no material loans or advances outstanding.

NOTE 24. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        The estimated fair value of financial instruments at December 31, is summarized as follows:


                                                       2002                                        2001
                                          -------------------------------------       ----------------------------------
                                           CARRYING                                    CARRYING
                                            AMOUNT               FAIR VALUE             AMOUNT              FAIR VALUE
                                          -----------           -----------           -----------           -----------
Financial Assets:
    Cash, due from banks and
      federal funds sold                 $  7,832,735          $  7,832,735          $  4,229,810          $  4,229,810
    Securities available for
      sale                                 43,429,902            43,429,902            48,913,329            48,913,329
    Loans                                 128,330,303           128,425,985           110,536,744           110,959,202
    Accrued interest receivable               921,907               921,907             1,052,620             1,052,620
    Mortgage servicing rights                  29,921                29,921                32,169                32,169
Financial Liabilities:
    Demand deposits                      $ 78,241,087          $ 78,241,087          $ 61,904,504          $ 61,904,504
    Time deposits                          94,821,462            97,507,166            92,476,035            95,724,104
    Accrued interest payable                1,010,086             1,010,086             1,148,437             1,148,437
Off Balance - Sheet
    Financial Instruments:
    Letters of credit                    $          -          $      1,260          $          -          $      1,472


NOTE 25. RELATED PARTY TRANSACTIONS

        In the ordinary course of business, the Bank has granted loans to officers, directors, and their affiliates amounting to $1,433,386 and $1,308,100 at December 31, 2002 and 2001, respectively. During 2002, $1,166,544 of new loans were made, or became reportable, and repayments and other decreases totaled $1,041,258. Deposits from related parties held by the Bank at December 31, 2002 and 2001 amounted to $4,347,387 and $2,248,568, respectively.

NOTE 26. PARENT COMPANY ONLY FINANCIAL INFORMATION

           The following represents parent company only financial information:


                      STATEMENTS OF FINANCIAL (PARENT ONLY)
                           DECEMBER 31, 2002, AND 2001




ASSETS                                                   2002              2001
                                                      -----------      -----------

   Cash                                               $    58,991      $     2,591
   Investment in Citizens National Bank                16,256,896       14,924,237
   Deferred income taxes                                    2,274            3,637
   Other assets                                             4,385            5,785
                                                      -----------      -----------

      TOTAL ASSETS                                    $16,322,546      $14,936,250
                                                      ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Accrued expenses and other liabilities             $    52,528      $    10,013
                                                      -----------      -----------

      TOTAL LIABILITIES                               $    52,528      $    10,013
                                                      -----------      -----------

SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000
      shares authorized; 458,048 shares
      outstanding                                     $   458,048      $   458,048
   Capital surplus                                      3,863,592        3,863,592
   Retained earnings                                   11,267,374       10,426,618
   Accumulated other comprehensive income                 681,004          177,979
                                                      -----------      -----------

      TOTAL SHAREHOLDERS' EQUITY                      $16,270,018      $14,926,237
                                                      -----------      -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $16,322,546      $14,936,250
                                                      ===========      ===========

                       STATEMENTS OF INCOME (PARENT ONLY)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                      2002               2001                2000
                                                                  -----------         -----------         -----------

Dividend income                                                   $   467,209         $   477,209         $   302,311
Income from title company                                              56,400              44,876                   -
Noninterest expense                                                   (36,340)            (42,225)            (11,888)
                                                                  -----------         -----------         -----------

INCOME BEFORE INCOME TAXES AND EQUITY IN
   UNDISTRIBUTED EARNINGS OF CITIZENS NATIONAL BANK               $   487,269         $   479,860         $   290,423
Income tax (expense) credit                                            (8,938)             (2,757)              3,994
                                                                  -----------         -----------         -----------

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF
   CITIZENS NATIONAL BANK                                         $   478,331         $   477,103         $   294,417
Equity in undistributed earnings of Citizens National Bank            829,634             759,302           1,011,423
                                                                  -----------         -----------         -----------

NET INCOME                                                        $ 1,307,965         $ 1,236,405         $ 1,305,840
                                                                  ===========         ===========         ===========


                     STATEMENTS OF CASH FLOWS (PARENT ONLY)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                             2002               2001                2000
                                                                         -----------         -----------         -----------


CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $ 1,307,965         $ 1,236,405         $ 1,305,840
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Deferred income taxes                                                      1,363                 357              (3,994)
    (Increase) decrease in other assets                                        1,400              (3,500)               -
    Increase (decrease) in accrued expenses and other liabilities             42,515              (1,875)             11,888
    Equity in undistributed earnings of Citizens National Bank              (829,634)           (759,302)         (1,011,423)
                                                                         -----------         -----------         -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                           $   523,609         $   472,085         $   302,311
                                                                         -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in title company                                          $      -            $    (5,000)        $      -
    Return of capital from title company                                        -                  2,715                -
                                                                         -----------         -----------         -----------
     NET CASH (USED IN) INVESTING ACTIVITIES                             $      -            $    (2,285)        $      -
                                                                         -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash dividends paid                                                     (467,209)           (467,209)        $  (302,311) (1)
                                                                         -----------         -----------         -----------
     NET CASH (USED IN) FINANCING ACTIVITIES                             $  (467,209)        $  (467,209)        $  (302,311)
                                                                         -----------         -----------         -----------
     NET INCREASE IN CASH AND CASH
       EQUIVALENTS                                                       $    56,400         $     2,591         $      -
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           $     2,591         $       -           $      -
                                                                         -----------         -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $    58,991         $     2,591         $      -
                                                                         ===========         ===========         ===========

(1) Represents dividends paid by CNB Financial Services, Inc. subsequent to its acquisition of the Bank.

NOTE 27. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                         2002
                                  ------------------------------------------------
                                   FIRST         SECOND        THIRD       FOURTH
                                  QUARTER       QUARTER       QUARTER      QUARTER
                                  -------       -------       -------      -------
                                                     In thousands
Interest income                   $2,823        $2,889        $2,861        $2,916
Interest expense                   1,382         1,344         1,335         1,281
                                  ------        ------        ------        ------
Net interest income                1,441         1,545         1,526         1,635

Provision for loan losses             73            39            40           109
Noninterest income                   345           381           328           349
Noninterest expense                1,307         1,308         1,357         1,328
                                  ------        ------        ------        ------

Income before income taxes           406           579           457           547

Provision for income taxes           132           213           160           176
                                  ------        ------        ------        ------

Net income                        $  274        $  366        $  297        $  371
                                   =====         =====         =====         =====

Basic earnings per share          $ 0.60        $ 0.80        $ 0.65        $ 0.81
                                   =====         =====         =====         =====



                                                         2001
                                  ------------------------------------------------
                                   FIRST         SECOND        THIRD       FOURTH
                                  QUARTER       QUARTER       QUARTER      QUARTER
                                  -------       -------       -------      -------
                                                     In thousands
Interest income                   $2,900        $3,012        $3,029        $2,927
Interest expense                   1,472         1,519         1,489         1,457
                                  ------        ------        ------        ------
Net interest income                1,428         1,493         1,540         1,470

Provision for loan losses             51            61            57            57
Noninterest income                   172           269           286           298
Noninterest expense                1,094         1,188         1,223         1,289
                                  ------        ------        ------        ------

Income before income taxes           455           513           546           422

Provision for income taxes           160           187           187           166
                                  ------        ------        ------        ------

Net income                        $  295        $  326        $  359        $  256
                                   =====         =====         =====         =====

Basic earnings per share          $ 0.64        $ 0.71        $ 0.78        $ 0.57
                                   =====         =====         =====         =====

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in or disagreements with accountants in accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table contains certain information, as of March 20, 2003, with respect to current directors, nominees for directors and certain officers of CNB.

                                     DIRECTOR     PRINCIPAL OCCUPATION FOR PAST FIVE YEARS
          NAME              AGE       SINCE             AND POSITION HELD WITH CNB
          ----              ---       -----             --------------------------
J. Robert Ayers              73        1974       Retired - President, Citizens National Bank

John E. Barker               74        1972       Auto Sales - Service

Margaret S. Bartles          49        2002       Realtor

Jay E. Dick                  50        1983       Retired - Manager-Hunters' Hardware, Inc.

Herbert L. Eppinger          70        1979       Retired - Agriculture

Robert L. Hawvermale         73        1967       Retired - Professional Engineer

J. Philip Kesecker           73        1965       Real Estate Development

Jerry McGraw                 56        1988       Insurance

Martha H. Quarantillo        43        1999       Pharmacist

Thomas F. Rokisky            56        1993       President and Chief Executive Officer, CNB and
                                                  Citizens National Bank

Charles S. Trump IV          42        1986       Attorney at Law

Arlie R. Yost                55        1988       Licensed Residential Appraiser

      All nominees are incumbent directors of CNB Financial Services, Inc.

        The names, ages and position of each executive officer of the company are listed below along with the positions with Citizens National Bank held by each of them during the last five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting.



                               AGE AS OF
                               MARCH 20,
NAME                             2003                  POSITION AND EXPERIENCE DURING THE PAST 5 YEARS
----                             ----                  -----------------------------------------------
J. Philip Kesecker (1)             73        2000 to present - Chairman of the Board, CNB Financial Services, Inc.
                                             1987 to present - Chairman of the Board, Citizens National Bank

Thomas F. Rokisky                  56        2000 to present - President/CEO, CNB Financial Services, Inc.
                                             1996 to present - President/CEO, Citizens National Bank
                                             1990 to 1996 - Executive Vice President/COO, Citizens National Bank

Arnold K. Stotler                  43        2000 to present - Vice President, Secretary and Treasurer, CNB Financial Services, Inc.
                                             1996 to present - Sr. Vice President of Lending, Citizens National Bank

Rebecca S. Stotler                 42        2000 to present - Vice President/CFO, CNB Financial Services, Inc.
                                             1999 to present - Vice President/CFO, Citizens National Bank
                                             1996 to 1999 - Vice President of Finance/Cashier, Citizens National Bank

Patricia L. Poland                 62        2000 to January 31, 2003 - Vice President, CNB Financial Services, Inc.
                                             1996 to January 31, 2003 - Vice President of Lending, Citizens National Bank

Patricia C. Muldoon                42        2001 to present - Vice President/COO, Citizens National Bank
                                             1999 to 2001 - Consultant/Audit Staff, Smith Elliott Kearns & Company, LLC
                                             1997 to 1999 - VP/Mgr of Accounting Operations and Financial Reporting
                                               Farmers and Mechanics National Bank


(1)     Mr. Kesecker is not an employee of CNB.



        Section 16 (a) of the Securities Exchange Act of 1934 requires CNB's directors and executive officers, and persons who own more than 10% of the registered class of CNB's equity securities, to make stock ownership and transaction filings with the Securities and Exchange Commission and to provide copies to CNB. Based solely on a review of the reports furnished to CNB and written statements that no other reports were required, all Section 16(a) filing requirements applicable to its officers and directors were met except for Arnold
K. Stotler, who filed one report late. CNB is required to report late filings.

ITEM 11. EXECUTIVE COMPENSATION

        The table below reflects information concerning the annual compensation for services in all capacities to the corporation for the fiscal years ended December 31, 2002, 2001 and 2000, of those persons who were, as of December 31, 2002, (a) the chief executive officer, and (b) the four other most highly compensated executive officers to the extent that such persons, total annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                   OTHER ANNUAL
           NAME AND PRINCIPAL POSITION                YEAR      SALARY    BONUS    COMPENSATION
           ---------------------------                ----      ------    -----    ------------
           Thomas F. Rokisky, President/CEO           2002     $103,420   $ -0-    $16,424 (1)(2)
                                                      2001     $ 98,759   $ -0-    $13,722 (1)(2)
                                                      2000     $ 93,358   $ -0-    $12,436 (1)(2)

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

        (2) CNB's contributions to the pension plan, a defined benefit plan, are not and cannot be calculated separately for specific participants. Contributions for the plan year of $168,151, $99,502 and $178,376 were made by CNB in 2002, 2001 and 2000, respectively.

                CNB does not maintain any form of stock option, stock appreciation rights, or other long-term compensation plans.

                Directors receive $125 for each board meeting of the bank they attend, $150 for each discount committee meeting and $75 for other committee meetings they attend. There is no compensation for attendance at CNB board meetings. In addition, each director receives a fee of $4,150 per year. The chairman of the board receives an additional $3,500 per year and the vice chairman receives an additional $1,000 per year. Other than the deferred compensation/supplemental insurance plan described below, there are no other special arrangements with any directors. In 2002, the board of directors of CNB received $144,262, in the aggregate, for all board of directors' meetings attended and all fees paid.

                CNB maintains a deferred compensation/supplemental insurance plan for directors pursuant to which a director may elect to defer receipt of a portion of fees for board meetings for at least four years or until he reaches age 65, whichever is later. An amount equal to fees waived in addition to interest at an annual rate of 10% per year will be paid to each participating director or his designated beneficiary during a period of 10 years after the director reaches age 65. The payments after retirement will be paid from the general funds of CNB. CNB purchases and is the beneficiary of insurance on the lives of participants, the proceeds of which are used to help recover the net after-tax cost of the benefits and insurance premiums paid. Funds from the deferred fees of a participating director will be used to reimburse CNB for the costs of the premium for the insurance policies. The cost of the insurance premiums in 2002 was $49,078. At December 31, 2002, these policies had a net accumulated cash value of $964,179.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

        The following table sets forth information as of February 21, 2003, relating to the beneficial ownership of the common stock by (a) each person or group known by CNB to own beneficially more than 5% of the outstanding common stock; (b) each of CNB's directors; and (c) all directors and executive officers of CNB as a group. Unless otherwise noted below, the persons named in the table have sole investment power with respect to each of the shares reported as beneficially owned by such person.

                    NAME AND ADDRESS                        NUMBER OF SHARES   PERCENT OF CLASS (1)
                    ----------------                        ----------------   ----------------
J. Robert Ayers (2)                                                   1,915                     *
John E. Barker (3)                                                   17,364                  3.79
Margaret S. Bartles                                                     100                     *
Jay E. Dick (4)                                                      15,691                  3.43
Herbert L. Eppinger (5)                                               2,870                     *
Robert L. Hawvermale (6)                                              3,730                     *
J. Philip Kesecker (7)                                               14,282                  3.12
Jerald McGraw (8)                                                     1,514                     *
Martha H. Quarantillo                                                   400                     *
Thomas F. Rokisky (9)                                                 1,546                     *
Charles S. Trump IV (10)                                             11,380                  2.48
Arlie R. Yost (11)                                                    2,210                     *
All directors and executive officers as a group (15 persons)         73,202                 15.98
D. Louise Stotler and Deborah Dhayer                                 47,488                 10.37
   3077 Valley Road, Berkeley Springs, WV 25411
Mary Lou Trump                                                       53,470                 11.67
   298 Grove Heights Road, Berkeley Springs, WV 25411

*       Indicates holdings of less than 1%.
(1)     Includes shares of common stock held by the named individual as of February 22, 2002.
(2)     Includes 1,815 shares held jointly with spouse.
(3)     Includes 14,164 shares held jointly with spouse and 3,000 shares held jointly with children.
(4)     Includes 15,591 shares held jointly with spouse.
(5)     Includes 2,770 shares held jointly with spouse.
(6)     Includes 1,200 shares held by spouse and 100 shares held jointly with spouse.
(7)     Includes 3,098 shares held by spouse and 1,860 shares held jointly with spouse.
(8)     Includes 110 shares held by spouse and 964 shares held jointly with spouse.
(9)     Includes 1,425 shares held in an Individual Retirement Account.
(10)    Includes 842 shares held by spouse and 270 shares held as custodian for children.
(11)    Includes 1,770 shares held jointly with spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        CNB has had and intends to continue to have banking and financial transactions in the ordinary course of business with directors and executive officers of CNB and their associates. Total loans outstanding from CNB at December 31, 2002, to CNB's officers and directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $1,101,859, or approximately 6.8% of total equity capital. These loans do not involve more than the normal risk of collectibility or present other unfavorable features.

        Trump and Trump, in which director Charles S. Trump, IV is a partner, performed legal services for CNB and the bank. Fees paid by CNB and the bank to that law firm were $39,670 during 2002.

        CNB, Charles S. Trump, IV and George I. McVey are members in a Limited Liability Corporation, Morgan County Title Insurance Agency, LLC, which was formed in February 2001. Morgan County Title Insurance Agency, LLC, paid Trump and Trump management fees of $125,789. Charles S. Trump, IV and George I. McVey are partners in Trump and Trump.


ITEM 14. CONTROLS AND PROCEDURES

                The Company's chief executive officer and chief financial officer, based on their evaluation within 90 days prior to the date of this report of the Company's disclosure controls and procedures (as defined in Rule 13(a)-14(c) of the Securities Exchange Act of 1934), have concluded that the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13(a)-14(c) and timely, alerting them to material information relating to the Company required to be included in the Company's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

                There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation with the exception of the Company converting to the use of new software for its core processing system on February 14, 2003. The conversion significantly affected the Company's accounting systems as well as the loan and deposit processing. The conversion resulted in changes to procedures and controls, both manual and through electronic data processing. Throughout the preparation for the conversion, the new procedures and controls were reviewed and planned for and are in the implementation stage. Although, the Company's procedures and controls have changed with the conversion, management's conclusion that the controls are adequate and effective has not changed.

                Appearing immediately following the signatures of this annual report on Form 10-K, certificates of the chief executive office and chief financial officer appear. This form of certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the annual report on Form 10-K is the information concerning the controls evaluation referred to in the Section 302 certifications. This information should be read in conjunction with those certifications for a more complete understanding of the topics presented.

                Disclosure controls are procedures that a company designs with the objective of ensuring that information required to be disclosed in their reports filed under the Securities Exchange Act of 1934 (such as this Form 10-K), is recorded, processed, summarized and reported within the time period specified under the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures that a company designs with the objective of providing reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported all to permit the preparation of a company's financial statements in conformity with generally accepted accounting principles.

                The Company's management, including the CEO and CFO, does not expect that our disclosure controls or internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements and decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of control also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

                Based upon the controls evaluation conducted by our CEO and CFO, they have concluded that, subject to the limitations noted above, the Company's disclosure controls are effective to ensure that material information relating to CNB Financial Services, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

           99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

        There were no reports on Form 8-K filed in the fourth quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


             CNB Financial Services, Inc.
------------------------------------------------------
                    (Registrant)


Date  March 28, 2003           /s/ Thomas F. Rokisky
-----------------------        ------------------------------------------------
                               Thomas F. Rokisky, President/CEO



Date  March 28, 2003           /s/ Rebecca S. Stotler
-----------------------        ------------------------------------------------
                               Rebecca S. Stotler, Vice President/CFO
                               (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 28th March 2003.


        Signatures                                             Title
-----------------------------                        ---------------------------

/s/ J. Philip Kesecker                                Chairman and Director
-----------------------------
J. PHILIP KESECKER


/s/ Thomas F. Rokisky                                 President/CEO and Director
-----------------------------
THOMAS F. ROKISKY


/s/ J. Robert Ayers                                   Director
-----------------------------
J. ROBERT AYERS


/s/ John E. Barker                                    Director
-----------------------------
JOHN E. BARKER


/s/ Margaret S. Bartles                               Director
-----------------------------
MARGARET S. BARTLES


/s/ Jay E. Dick                                       Director
-----------------------------
JAY E. DICK


/s/ Herbert L. Eppinger                               Director
-----------------------------
HERBERT L. EPPINGER


/s/ Robert L. Hawvermale                              Director
-----------------------------
ROBERT L. HAWVERMALE


/s/ Jerald McGraw                                     Director
-----------------------------
JERALD MCGRAW


/s/ Martha H. Quarantillo                             Director
-----------------------------
MARTHA H. QUARANTILLO


/s/ Charles S. Trump IV                               Director
-----------------------------
CHARLES S. TRUMP IV


/s/ Arlie R. Yost                                     Director
-----------------------------
ARLIE R. YOST

                                  CERTIFICATION

I, Thomas F. Rokisky, certify that:

     1. I have reviewed this annual report on Form 10-K of CNB Financial Services, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial conditions, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 12a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                            /s/ Thomas F. Rokisky
                                            ---------------------
                                            Thomas F. Rokisky
                                            Chief Executive Officer

                                  CERTIFICATION

I, Rebecca S. Stotler, certify that:

     7. I have reviewed this annual report on Form 10-K of CNB Financial Services, Inc.;

     8. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     9. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial conditions, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     10. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 12a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     11. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     12. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                            /s/ Rebecca S. Stotler
                                            ----------------------
                                            Rebecca S. Stotler
                                            Chief Financial Officer