Form 10-Q
period 2003-03-31
CNB FINANCIAL SERVICES INC
filed 2003-05-15
CIK 1113336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM - TO --

                         Commission file number 0-30665

                          CNB Financial Services, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)




     United States of America                             55-0773918
------------------------------------------------  ------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)


101 S. Washington Street, Berkeley Springs, WV             25411
------------------------------------------------  ------------------------------
  (Address of principal executive offices)               (Zip Code)



Issuer's telephone number, (304) 258 - 1520
                           ----- ---   ----

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

    Common Stock $1 par value, 458,048 shares outstanding as of May 12, 2003

                          CNB FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS

 PART 1:        FINANCIAL INFORMATION                                                           PAGE

       Item 1. Financial Statements

                 Consolidated Statements of Financial Condition as of March 31, 2003 (Unaudited)
                   and December 31, 2002...........................................................3

                 Consolidated Statements of Income for the Three Months ended
                   March 31, 2003 and 2002 (Unaudited) ............................................4

                 Consolidated Statements of Changes in Shareholders' Equity for the Three
                   Months Ended March 31, 2003 (Unaudited) and the Year Ended December 31, 2002....5

                 Consolidated Statements of Cash Flows for the Three Months
                   Ended March 31, 2003 and 2002 (Unaudited).......................................6

                 Notes to Consolidated Financial Statements (Unaudited)............................7

     Item 2.     Management's Discussion and Analysis of Financial Condition and
                   Results of Operations for the Three Months ended March 31, 2003.................11

     Item 3.     Quantitative and Qualitative Disclosures about Market Risk........................17

     Item 4.     Controls and Procedures...........................................................18


PART II:       OTHER INFORMATION

      Item 1.    Legal  Proceedings................................................................20

      Item 6.    Exhibits and Reports on Form 8-K..................................................20

                 SIGNATURES........................................................................21


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

             CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                         MARCH 31,         DECEMBER 31,
        ASSETS                                             2003                2002
                                                       ------------        ------------
                                                        (Unaudited)

  Cash and due from banks                              $  6,231,862        $  7,832,735
  Federal funds sold                                        891,587           4,127,299
  Securities available for sale
     (at approximate market value)                       46,523,234          43,429,902
  Federal Home Loan Bank stock, at cost                     600,600             429,000
  Federal Reserve Bank stock, at cost                       129,650             129,650
  Loans and lease receivable, net                       131,091,071         128,330,303
  Accrued interest receivable                               952,852             891,986
  Foreclosed real estate (held for sale), net                 1,800               1,800
  Premises and equipment, net                             4,779,850           4,800,135
  Cash surrender value of life insurance                    994,844             964,179
  Intangible assets                                          94,312              96,483
  Other assets                                              421,211             568,608
                                                       ------------        ------------

     TOTAL ASSETS                                      $192,712,873        $191,602,080
                                                       ============        ============


     LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Deposits:
        Demand                                         $ 26,333,588        $ 26,663,469
        Interest-bearing demand                          31,348,962          30,087,763
        Savings                                          22,519,914          21,489,855
        Time, $100,000 and over                          37,056,123          37,433,561
        Other time                                       56,584,777          57,387,901
                                                       ------------        ------------
                                                       $173,843,364        $173,062,549
  Accrued interest payable                                1,023,620           1,010,086
  Deferred income taxes                                      48,935             158,269
  Accrued expenses and other liabilities                  1,389,970           1,101,158
                                                       ------------        ------------

     TOTAL LIABILITIES                                 $176,305,889        $175,332,062
                                                       ------------        ------------

SHAREHOLDERS' EQUITY
  Common stock, $1 par value; 5,000,000  shares
       authorized; 458,048 shares outstanding          $    458,048        $    458,048
  Capital surplus                                         3,863,592           3,863,592
  Retained earnings                                      11,582,726          11,267,374
  Accumulated other comprehensive income                    502,618             681,004
                                                       ------------        ------------

     TOTAL SHAREHOLDERS' EQUITY                        $ 16,406,984        $ 16,270,018
                                                       ------------        ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $192,712,873        $191,602,080
                                                       ============        ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             2003               2002
                                                         -----------        -----------
INTEREST INCOME
   Interest and fees on loans                            $ 2,320,147        $ 2,210,123
   Interest and dividends on securities:
      U.S. Government agencies and
         corporations                                        341,234            580,003
      Mortgage backed securities                             161,779              4,282
      State and political subdivisions                        13,112              7,363
      Other                                                    4,599              8,065
   Interest on federal funds sold                              7,527             13,317
                                                         -----------        -----------
                                                         $ 2,848,398        $ 2,823,153
                                                         -----------        -----------
INTEREST EXPENSE
   Interest on interest bearing demand,
     savings and time deposits                           $ 1,216,268        $ 1,382,583
   Interest on federal  funds purchased                          146                  -
                                                         -----------        -----------
                                                         $ 1,216,414        $ 1,382,583
                                                         -----------        -----------

           NET INTEREST INCOME                           $ 1,631,984        $ 1,440,570

PROVISION FOR LOAN LOSSES                                     51,000             73,000
                                                         -----------        -----------

           NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                 $ 1,580,984        $ 1,367,570
                                                         -----------        -----------

NONINTEREST INCOME
   Service charges on deposit accounts                   $   190,789        $   148,202
   Other service charges, commissions
      and fees                                                91,883             67,365
   Insurance income                                           24,271             25,331
   Other operating income                                     18,849             36,953
   Net gain (loss) on sale of securities                      44,595             54,125
   Income from title company                                  10,250             14,000
   Gain (loss) on sale of other real estate owned                  -               (635)
                                                         -----------        -----------
                                                         $   380,637        $   345,341
                                                         -----------        -----------
NONINTEREST EXPENSES
   Salaries                                              $   679,389        $   531,672
   Employee benefits                                         212,220            188,227
   Occupancy of premises                                      72,013             77,766
   Furniture and equipment expense                           117,537             87,091
   Other operating expenses                                  402,499            422,157
                                                         -----------        -----------
                                                         $ 1,483,658        $ 1,306,913
                                                         -----------        -----------

            INCOME BEFORE INCOME TAXES                   $   477,963        $   405,998

PROVISION FOR INCOME TAXES                                   162,611            132,217
                                                         -----------        -----------

            NET INCOME                                   $   315,352        $   273,781
                                                         ===========        ===========

BASIC EARNINGS PER SHARE                                 $      0.69        $      0.60
                                                         ===========        ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

                                                                                                    ACCUMULATED
                                                                                                       OTHER            TOTAL
                                                     COMMON           CAPITAL        RETAINED      COMPREHENSIVE      SHAREHOLDERS'
                                                      STOCK           SURPLUS        EARNINGS          INCOME           EQUITY
                                                   ------------    ------------    ------------     ------------     ------------

BALANCE, DECEMBER 31, 2001                         $    458,048    $  3,863,592    $ 10,426,618     $    177,979     $ 14,926,237
                                                                                                                     ------------
Comprehensive income:
   Net income for 2002                                        -               -       1,307,965                -        1,307,965
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $308,306)               -               -               -          503,025          503,025
                                                                                                                     ------------
Total Comprehensive Income                                    -               -               -                -        1,810,990
                                                                                                                     ------------
Cash dividends ($1.02 per share)                              -               -        (467,209)               -         (467,209)
                                                   ------------    ------------    ------------     ------------     ------------

BALANCE, DECEMBER 31, 2002                         $    458,048    $  3,863,592    $ 11,267,374     $    681,004     $ 16,270,018
Comprehensive income:
   Net income for three months
       ended March 31, 2003                                   -               -         315,352                -          315,352
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $109,334)               -               -               -         (178,386)        (178,386)
                                                                                                                     ------------
Total Comprehensive Income                                    -               -               -                -          136,966
                                                   ------------    ------------    ------------     ------------     ------------

BALANCE, MARCH 31, 2003                            $    458,048    $  3,863,592    $ 11,582,726     $    502,618     $ 16,406,984
                                                   ============    ============    ============     ============     ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                  CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                         -----------------------------
                                                                              2003             2002
                                                                         ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $    315,352     $    273,781
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                            122,644           88,572
     Provision for loan losses                                                 51,000           73,000
     Net (gain) on sale of securities                                         (44,595)         (54,125)
     Loss on sale of real estate owned                                              -              635
     (Increase) in accrued interest receivable                                (60,866)        (172,039)
     Decrease in other assets                                                 212,436          353,243
     Increase (decrease) in accrued interest payable                           13,534          (91,065)
     (Increase) in cash surrender value on life insurance in excess
          of premiums paid                                                    (15,000)          (9,079)
     Increase in accrued expenses and other liabilities                       288,812           94,597
     Amortization of deferred loan (fees) cost                                 10,551           19,434
     Amortization (accretion) of premium and discount on investments           41,208            2,428
                                                                         ------------     ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                       $    935,076     $    579,382
                                                                         ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) in loans                                             $ (2,822,319)    $   (717,459)
     Proceeds from sales of securities                                      3,196,279        2,566,067
     Proceeds from maturities of securities                                 9,028,456        6,750,000
     Purchases of securities                                              (15,774,000)      (8,028,906)
     Purchases of premises and equipment                                     (165,227)        (270,632)
     Proceeds from sales of other real estate owned, net                            -           14,263
     Net (increase) decrease in federal funds sold                          3,235,712       (4,975,474)
     Premiums paid on life insurance                                          (15,665)          (5,921)
                                                                         ------------     ------------
         NET CASH (USED IN) INVESTING ACTIVITIES                         $ (3,316,764)    $ (4,668,062)
                                                                         ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand and savings deposits                          $  1,961,377     $  3,511,742
    Net increase (decrease) in time deposits                               (1,180,562)       2,346,057
                                                                         ------------     ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                       $    780,815     $  5,857,799
                                                                         ------------     ------------

         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            $ (1,600,873)    $  1,769,119
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              7,832,735        4,229,810
                                                                         ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  6,231,862     $  5,998,929
                                                                         ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period:
               Interest                                                  $  1,229,802     $  1,473,649
     Net transfer to foreclosed real estate, held for sale from loans
            receivable                                                   $          -     $     30,000


The Notes to Consolidated Financial Statements are an integral part of these statements.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.  Basis of Presentation

                  In the opinion of CNB, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB financial condition as of March 31, 2003 and the results of operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002.

                  The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q. These financial statements should be read in conjunction with the consolidated financial statements and the notes included in the CNB's Annual Report for the year ended December 31, 2002.

         Reclassifications:
                  Certain 2002 amounts have been reclassified to conform with 2003 classifications. Such reclassifications had no effect on financial position and results of operations.

Note 2.  Securities

                  The amortized cost and estimated market value of debt securities at March 31, 2003 and December 31, 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

         Securities are summarized as follows:



                                                               MARCH 31, 2003                         WEIGHTED
                                       ----------------------------------------------------------     AVERAGE
                                                           GROSS          GROSS       ESTIMATED         TAX
                                          AMORTIZED      UNREALIZED     UNREALIZED       FAIR        EQUIVALENT
                                            COST           GAINS          LOSSES         VALUE         YIELD
                                         -----------    -----------    -----------    ------------------------
Available for sale:
    U.S. Government agencies
      and corporations
      Within one year                    $ 2,010,242    $    26,093    $         -      2,036,335      3.99%
      After 1 but within 5 years           9,378,468        403,904              -      9,782,372      4.69
      After 5 but within 10 years         19,632,556        164,219             58     19,796,717      4.61
                                         -----------    -----------    -----------    -----------
                                         $31,021,266    $   594,216    $        58    $31,615,424      4.60%
                                         -----------    -----------    -----------    -----------

    States and political subdivisions
      Within one year                    $   350,000    $     7,235    $         -    $   357,235      6.21%
      After 5 but within 10 years            775,000         35,394              -        810,394      6.22
                                         -----------    -----------    -----------    -----------
                                         $ 1,125,000    $    42,629    $         -    $ 1,167,629      6.22%
                                         -----------    -----------    -----------    -----------

    Mortgage backed securities           $13,566,293    $   200,229    $    26,341    $13,740,181      5.14%
                                         -----------    -----------    -----------    -----------

Total securities available for sale      $45,712,559    $   837,074    $    26,399    $46,523,234      4.80%
                                         ===========    ===========    ===========    ===========

Restricted:
    Federal Reserve Bank stock           $   129,650    $         -    $         -    $   129,650      6.00%
    Federal Home Loan Bank stock             600,600              -              -        600,600      3.25
                                         -----------    -----------    -----------    -----------
Total restricted investments             $   730,250    $         -    $         -    $   730,250      3.74%
                                         ===========    ===========    ===========    ===========

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         Note 2.   Securities (continued)



                                                                       DECEMBER 31, 2002                               WEIGHTED
                                       -------------------------------------------------------------------------        AVERAGE
                                                                   GROSS              GROSS            ESTIMATED          TAX
                                              AMORTIZED          UNREALIZED         UNREALIZED           FAIR          EQUIVALENT
                                                COST               GAINS              LOSSES             VALUE           YIELD
                                             -----------        -----------        -----------        ---------------------------
Available for sale:
    U.S. Government agencies
      and corporations
      Within one year                        $ 5,300,481        $    26,917           $      -        $ 5,327,398       4.75%
      After 1 but within 5 years               9,880,564            496,919                  -         10,377,483       4.76
      After 5 but within 10 years             12,135,426            187,756                  -         12,323,182       4.99
                                             -----------        -----------           --------        -----------
                                             $27,316,471        $   711,592           $      -        $28,028,063       4.86%
                                             -----------        -----------           --------        -----------

    States and political subdivisions
      Within one year                        $   350,000        $     9,747           $      -        $   359,747       8.27%
      After 5 but within 10 years                775,000             21,967                  -            796,967       6.22
                                             -----------        -----------           --------        -----------
                                             $ 1,125,000        $    31,714           $      -        $ 1,156,714       6.86%
                                             -----------        -----------           --------        -----------

    Mortgage backed securities               $13,890,037        $   355,088           $      -        $14,245,125       5.20%
                                             -----------        -----------           --------        -----------

Total securities available for sale          $42,331,508        $ 1,098,394           $      -        $43,429,902       5.02%
                                             ===========        ===========           ========        ===========

Restricted:
    Federal Reserve Bank stock               $   129,650        $         -           $      -        $   129,650       6.00%
    Federal Home Loan Bank stock                 429,000                  -                  -            429,000       3.25
                                             -----------        -----------           --------        -----------
Total restricted investments                 $   558,650        $         -           $      -        $   558,650       3.89%
                                             ===========        ===========           ========        ===========



          The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $12,273,543 at March 31, 2003 and $12,864,841 at December 31, 2002.

          Proceeds from sales of securities available for sale (excluding maturities) during the three months ended March 31, 2003 and the year ended December 31, 2002 were $3,196,279 and $7,075,471, respectively. Gross gains (losses) of $47,746 and $(3,151) during the three months ended March 31, 2003 and $78,028 and $(-0-) for the year ended December 31, 2002 were realized on the respective sales.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 3.   Loans and Lease Receivable

                  Major classifications of loans at March 31, 2003 and December 31, 2002, were as follows:

                                        MARCH 31,            DECEMBER 31,
                                          2003                  2002
                                      -------------         -------------

Loans:
  Real estate                         $  86,906,000         $  83,239,409
  Commercial real estate                 18,281,818            13,934,900
  Consumer                               18,502,344            22,575,379
  Commercial                              8,168,260             9,684,720
  Overdrafts                                415,421                72,763
                                      -------------         -------------
                                      $ 132,273,843         $ 129,507,171

Lease:                                      134,965               135,341
                                      -------------         -------------
                                      $ 132,408,808         $ 129,642,512
Net deferred loan fees, costs,
    premiums and discounts                  196,489               172,239
Allowance for loan losses                (1,514,226)           (1,484,448)
                                      -------------         -------------
                                      $ 131,091,071         $ 128,330,303
                                      =============         =============





          An analysis of the allowance for possible loan losses is as follows:


                                          MARCH 31,                     DECEMBER 31,
                                -------------------------------         -----------
                                    2003                2002                2002
                                -----------         -----------         -----------

Balance, Beginning              $ 1,484,448         $ 1,336,960         $ 1,336,960
    Provision charged to
        operations                   51,000              73,000             261,000
    Recoveries                       12,257               8,793              37,230
    Loans charged off               (33,479)            (44,829)           (150,742)
                                -----------         -----------         -----------
Balance, Ending                 $ 1,514,226         $ 1,373,924         $ 1,484,448
                                ===========         ===========         ===========



                  Loans are placed in nonaccrual status when, in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When interest accruals are discontinued, interest credited to income is reversed. Nonaccrual loans are restored to accrual status when all delinquent principal and interest becomes current or the loan is considered secured and in the process of collection. Certain loans that are determined to be sufficiently collateralized may continue to accrue interest after reaching 90 days past due. A summary of nonperforming loans is as follows:


                                                                      MARCH 31,      DECEMBER 31,
                                                              ----------------------------------------
                                                                  2003            2002            2002
                                                              --------        ------------------------

Nonaccrual  loans                                             $ 98,872        $171,578        $ 12,711
Loans past due 90 days or more still accruing interest         556,457         125,861         553,170
                                                              --------        --------        --------
     Total                                                    $655,329        $297,439        $565,881
                                                              ========        ========        ========

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3.  Loans and Lease Receivable (continued)

                  Proceeds from sale of loans during the three months ended March 31, 2003 and the year ended December 31, 2002 were $0. There were no gains or losses on sale of loans.

Note 4.  Time Deposits

                  At March 31, 2003, the scheduled maturities of time deposits are as follows:

                                       TIME DEPOSITS         ALL TIME
                                     $100,000 AND OVER       DEPOSITS
                                     -----------------       --------

         Within 3 months                $ 8,573,343        $18,600,338
         3 months thru 6 months           5,037,003         10,403,776
         6 months thru 12 months          7,425,928         17,184,605
         Over 12 months                  16,019,849         47,452,181
                                        -----------        -----------
                                        $37,056,123        $93,640,900
                                        ===========        ===========

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

                  The Bank was organized on June 20, 1934, and has operated in Berkeley Springs in Morgan County, West Virginia, as a national banking association continuously since that time. The Bank is a full-service commercial bank conducting general banking and trust activities through four full-service offices and three automated teller machines located in Morgan and Berkeley Counties, West Virginia. The Bank formed CNB Insurance Services, Inc., a wholly owned subsidiary, which is a property and casualty insurance agency selling primarily personal lines of insurance.

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

                  The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three months ended March 31, 2003 and 2002. This discussion may include forward-looking statements based upon management's expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion and have based all average balances on monthly averages.

EARNINGS SUMMARY

                  Net income for the three months ended March 31, 2003 was $315,000 or $0.69 per share compared to $274,000 or $0.60 per share for the same period in 2002. Annualized return on average assets and average equity were .65% and 7.65% respectively, for the three months ended March 31, 2003, compared with .62% and 7.23%, respectively, for the three months ended March 31, 2002.

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

                  Net interest income for the three months ended March 31, 2003 increased by $191,000 or 13.3% over the same period in 2002. Interest income for the three months ended March 31, 2003 increased by $25,000 or 0.9% compared to the same period in 2002, while interest expense decreased by $166,000 or 12.0% during the three months ended March 31, 2003, as compared to the same period in the prior year.

                  Increased net interest income for the three month period is attributable to a significantly higher level of net interest earning assets offset by a decrease in the rates earned thereon. The Bank's loan growth has continued to increase due to refinancing and customer debt consolidation. Due to the higher loan demand, the Bank has experienced a shift in the asset mix from lower yielding overnight federal funds and investment securities to higher yielding loans. The decrease in the rates earned on interest earning assets is due to the current economic conditions. Although deposit growth remains strong, the substantial deposit growth the Bank experienced in 2002 has leveled off. The Bank's increased loan demand and static deposit growth has resulted in an increased loan to deposit ratio. Although, the average balance on all interest bearing liabilities increased, total interest expense decreased due to a decrease in the average rates paid on all interest bearing liabilities.

                  During the first quarter of 2003 compared to the same period in 2002, average net interest earning assets increased $15.8 million or 9.6% and average net interest bearing liabilities increased $10.0 million or 7.2% resulting in increased net interest income. CNB experienced a 10 basis point increase in the net interest margin. The 72 basis point decrease in rates paid on average interest bearing liabilities offset by a 57 basis point decrease in rates earned on average interest earning assets contributed to the increase in the net interest margin. See Table 1 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential.

                  The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities.

     TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                               MARCH 31, 2003                              MARCH 31, 2002
                                               ---------------------------------------      ----------------------------------------
                                                QTR AVERAGE        QTR         YIELD/        QTR AVERAGE       QTR         YIELD/
                                                  BALANCE       INTEREST      RATE (4)         BALANCE       INTEREST      RATE (4)
                                               ---------------------------------------      ----------------------------------------
                                                                             (IN THOUSANDS OF DOLLARS)

Interest earning assets:
    Federal funds sold                            $   2,106     $     8          1.15%         $   3,195     $    13          1.63%
    Securities:
      Taxable                                        45,775         511          4.47             48,378         596          4.93
      Tax-exempt (1)                                    907           9          6.01                297           4          8.16
    Loans (net of unearned interest) (2)(5)(6)      131,321       2,231          6.80            112,477       2,140          7.61
                                               --------------------------------------      ---------------------------------------
        Total interest earning assets (1)         $ 180,109     $ 2,759          6.13%         $ 164,347     $ 2,753          6.70%
                                               --------------------------------------      ---------------------------------------

Nonearning assets:
    Cash and due from banks                       $   6,485                                    $   5,018
    Bank premises and equipment, net                  4,798                                        4,381
    Other assets                                      3,254                                        2,450
    Allowance for loan losses                        (1,496)                                      (1,368)
                                               -------------                               --------------
        Total assets                              $ 193,150                                    $ 174,828
                                               =============                               ==============

Interest bearing liabilities:
    Savings deposits                              $  21,723     $    27          0.50%         $  18,021     $    41          0.91%
    Time deposits                                    95,714       1,108          4.63             93,962       1,248          5.31
    NOW accounts                                     24,217          70          1.16             20,734          78          1.50
    Money market accounts                             6,157          11          0.71              5,125          16          1.25
                                               --------------------------------------      ---------------------------------------
        Total interest bearing liabilities        $ 147,811     $ 1,216          3.29%         $ 137,842     $ 1,383          4.01%
                                               --------------------------------------      ---------------------------------------

Noninterest bearing liabilities:
    Demand deposits                               $  26,475                                     $ 19,988
    Other liabilities                                 2,381                                        1,961
    Shareholders' equity                             16,483                                       15,037
                                               -------------                               --------------
        Total liabilities and
           shareholders' equity                   $ 193,150                                    $ 174,828
                                               =============                               ==============

                                                            ------------                                 ------------
Net interest income (1)                                         $ 1,543                                      $ 1,370
                                                            ============                                 ============

Net interest spread (3)                                                          2.84%                                        2.69%
                                                                        =============                                =============
Net interest income to average
    interest earning assets (1)                                                  3.43%                                        3.33%
                                                                        =============                                =============

(1)  Yields are expressed on a tax equivalent basis using a 34% tax rate.
(2) For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.
(3) Net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)  Yields/Rates are expressed on annualized basis.
(5) Interest income on loans excludes fees of $89,000 in 2003 and $70,000 in 2002.
(6) Interest income on loans includes fees of $30,893 in 2003 and $46,865 in 2002 from the Business Manager Program, student loans and lease receivables.

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

     The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended March 31, 2003, and March 31, 2002, amounted to $51,000 and $73,000, respectively. Loan quality remains stable and past due and nonaccruals are minimal. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require additional reserves as a result of their examination of the bank. See "Nonperforming Assets and Allowance for Loan Losses" for further discussion.

NONINTEREST INCOME

     Noninterest income for the three months ended March 31, 2003 increased $35,000 or 10.2% to $381,000 from $345,000 in the first quarter of 2002. The increase in noninterest income is attributable to fees generated from the Bounce Protection program, overdraft fees, debit cards and trust fees offset by a decrease in life insurance proceeds from death benefits received in 2002. The increase in trust fees were a direct result of the fees earned from the settlement of an estate.

     In March 2002, one of the Bank's Board of Directors passed away and the Bank was the beneficiary of a life insurance policy on the director. The Bank received $43,379 in a death benefit, $21,645 of which was recorded in assets as cash surrender value. The difference of $21,734 was reflected in other operating income.

NONINTEREST EXPENSES

     Noninterest expenses for the three months ended March 31, 2003, increased $177,000 or 13.5% primarily due to increases in salaries and benefits and furniture, fixtures and equipment expenses offset by a decrease in occupancy expenses and other operating expenses. Salaries and employee benefits increased due to normal recurring merit increases and increased health insurance costs and hiring in the normal course of business. The increase in furniture and equipment expense was due to an increase in depreciation expense relating to the new computer equipment and peripherals associated with the upgrade of the Bank's technology systems and the additional equipment acquired for the south Martinsburg branch facility. The decrease in occupancy expenses is due to the decrease in expenses associated with the temporary banking facility in Martinsburg. The decrease in other operating expenses was due to a decrease in telephone, ATM, NSF and other check losses offset by an increase in debit card expenses and the Bounce program expenses. Employee training and food and entertainment expenses increased as a direct result of the upgrade of the Bank's technology systems.

INCOME TAXES

     The Bank's provision for income taxes increased $30,000 or 23.0% to $163,000 for the three months ended March 31, 2003. The effective tax rates for the first quarter of 2003 and 2002 were 34.0% and 32.6%, respectively. The Bank's higher effective tax rate for the first three months of 2003 compared to the first three months of 2002, is due to an decrease in nontaxable income, principally life insurance proceeds. The increase in the income tax provision in 2003 is attributable to higher taxable income. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities.

FINANCIAL CONDITION

     The Bank's total assets at March 31, 2003 increased $1.1 million or 0.6% to $192.7 million from December 31, 2002 due primarily to a $3.1 million increase in investment securities and a $2.8 million increase in loans offset by a $1.6 million decrease in cash and due from banks and a $3.2 million decrease in federal funds sold. The Bank's total liabilities increased $974,000 or 0.6% to $176.3 million at March 31, 2003, consisting mainly of deposit growth, which increased to $173.8 million. Shareholders' equity increased $137,000 to $16.4 million at March 31, 2003, primarily due to net income of $315,000 offset by a $178,000 decrease in accumulated other comprehensive income. The only component of accumulated other comprehensive income at March 31, 2003, was unrealized gains and losses on available for sale securities, net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results unless the securities are actually sold.

LOAN PORTFOLIO

     At March 31, 2003, total loans increased $2.8 million or 2.2% to $131.1 million from $128.3 million at December 31, 2002. The loan mix showed a slight change compared with December 31, 2002. The loan portfolio change is primarily due to the reclassification of loans within the loan portfolio during the Bank's recent mainframe computer conversion. The Bank feels additional growth in all lending areas is possible during the remainder of 2003.


NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

     Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, restructured loans and other real estate owned. The following table summarized the Bank's nonperforming assets as of the periods shown:

                                                     MARCH 31,               DECEMBER 31,
                                             -------------------------       ------------
                                               2003             2002             2002
                                             --------         --------       ------------
Nonaccrual loans                             $ 98,872         $171,578         $ 12,711

Loans past due 90 days or more
   still accruing interest                    556,457          125,861          553,170
                                             --------         --------         --------
Total nonperforming loans                    $655,329         $297,439         $565,881
                                             --------         --------         --------

Other real estate owned                      $  1,800         $ 30,000         $  1,800
                                             --------         --------         --------

Total nonperforming assets                   $657,129         $327,439         $567,681
                                             ========         ========         ========

Nonperforming loans/Total loans                  0.50%            0.27%            0.44%
Nonperforming assets/Total assets                0.34%            0.18%            0.30%
Allowance for loan losses/Total loans            1.16%            1.24%            1.16%


     As of March 31, 2003, the Bank has no loans which management considers to be impaired. Management is aware of three borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $858,773. A specific allowance of $100,000 related to these loans has been established as part of the allowance for loan losses. The loans are collateralized and management anticipates any additional potential loss would be minimal.

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

     The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. At March 31, 2003, and December 31, 2002, the allowance for loans losses totaled $1.5 million. The allowance for loans losses as a percentage of loans was 1.16% as of March 31, 2003 and December 31, 2002.

     An analysis of the allowance for loan losses is summarized below:

In thousands                       MARCH 31,                    DECEMBER 31,
                          ---------------------------- ---------------------------
                                     2003                          2002
                          ---------------------------- ---------------------------
                                          PERCENT OF                PERCENT OF
                                        LOANS IN EACH              LOANS IN EACH
                                         CATEGORY TO                CATEGORY TO
                              AMOUNT     TOTAL LOANS     AMOUNT     TOTAL LOANS
                          ------------ --------------- ---------- ----------------
Commercial, financial         $  557           20%       $  330            8%
    and agriculture
Real estate - mortgage           307           66           391           75
Installment and other            323           14           364           17
Unallocated                      327          N/A           399          N/A
                              ------        -----        ------        -----
       Total                  $1,514        100 %        $1,484        100 %
                              ======        =====        ======        =====

DEPOSITS

     The Bank's deposits increased $781,000 or 0.5% during the three months ended March 31, 2003. The Bank has experienced a slight change in the deposit account mix during the first three months of 2003. Steady growth continues in interest-bearing demand and savings deposits. The increase is primarily due to the maturity of rate sensitive certificate of deposits and customers temporarily placing their money in demand or savings accounts. The Bank has experienced a slight decrease in other time deposits and rate sensitive jumbo certificate of deposits during the first three months of 2003. The decrease is primarily due to the maturity of the 36-month Ultimate Certificate of Deposit. These maturities are offset by an increase in Individual Retirement Accounts (IRA) which has experienced an increase due to customer's concerns with the weak economy and stock market.

CAPITAL RESOURCES

     Shareholders' equity increased $137,000 or 0.8% during the first three months of 2003 due to $315,000 in net income offset by a $178,000 decrease in accumulated other comprehensive income. The Bank is subject to regulations of the Office of the Comptroller of the Currency that impose certain minimum regulatory capital requirements. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was "well capitalized" at March 31, 2003. The following table summarized, as of March 31, 2003, the Bank's capital ratios.

                                Components       Actual         Required
                                of Capital       Ratio           Ratio
                                ----------       -----           -----

Tier 1 Capital                    $15,892         8.2%           4.0%
Total Risk Based Capital          $17,313         15.2%          8.0%

RECENTLY ISSUED ACCOUNTING STANDARDS

     During the three months ended March 31, 2003 there were no new accounting pronouncements requiring CNB's review and adoption.

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

     The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold. At March 31, 2003, these totaled $47.4 million, or 24.6% of total assets. In addition, liquidity may be generated through loan repayments and over $7.0 million of available borrowing arrangements with correspondent banks. At March 31, 2003, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $935,000 of cash from operations in the first three months of 2003, which compares to $579,000 during the same time period in 2002. Additional cash of $781,000 was generated through net financing activities through March 31, 2003, which compares to $5.9 million for the first three months of 2002. These proceeds along with proceeds from the sales and maturities of investment securities were used to fund loans and purchase securities during each year. Net cash used in investing activities totaled $3.3 million during the first three months of 2003 compared to $4.7 million during the same time period in 2002. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

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

     The Bank's base-line scenario holds the prime rate constant at 4.25 percent through March 2004. Based on the April 2003 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing or decreasing interest rate scenario.

ITEM 4. CONTROLS AND PROCEDURES

     The Company's chief executive officer and chief financial officer, based on their evaluation within 90 days prior to the date of this report of the Company's disclosure controls and procedures (as defined in Rule 13 (a) - 14 (c) of the Securities Exchange Act of 1934), have concluded that the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13 (a) - 14 (c) and timely, alerting them to material information relating to the Company required to be included in the Company's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

     Appearing immediately following the signatures of this quarterly report on Form 10-Q, certificates of the chief executive officer and chief financial officer appear. This form of certification is required in accordance with
Section 302 of the Sarbanes-Oxley Act of 2002. This section of the quarterly report on Form 10-Q is the information concerning the controls evaluation referred to in the Section 302 certifications. This information should be read in conjunction with those certifications for a more complete understanding of the topics presented.

     Disclosure controls are procedures that a company designs with the objective of ensuring that information required to be disclosed in their reports filed under the Securities Exchange Act of 1934 (such as this Form 10-Q), is recorded, processed, summarized and reported within the time period specified under the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures that a company designs with the objective of providing reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported all to permit the preparation of a company's financial statements in conformity with generally accepted accounting principles.

     The company's management, including the CEO and CFO, does not expect that our disclosure controls or internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect that fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments and decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of control also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

     Based upon the controls evaluation conducted by our CEO and CFO, they have concluded that, subject to the limitations noted above, the company's disclosure controls are effective to ensure that material information relating to CNB Financial Services and its subsidiaries is made known to management, including the CEO and CFO, particularly during that period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

         None; however, CNB is involved in various legal proceedings occurring in the ordinary course of business. There are no material legal proceedings to which CNB or its subsidiary is a part, or to which any of their property is subject.

Item 6.  Exhibits and Reports on Form 8-K

a.)      Exhibits:

         99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.)      Reports on Form 8-K:

         Date of Report      Item     Description
         --------------      ----     -----------

         May 12, 2003        12       The Company issued a press release that
                                      announced operating results of its first quarter ended March 31, 2003

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CNB Financial Services, Inc.
----------------------------
        (Registrant)



Date   May 12, 2003                /s/ Thomas F. Rokisky, President/CEO
       ----------------            ------------------------------------

Date   May 12, 2003                /s/ Rebecca S. Stotler, Vice  President/CFO
       ----------------            ------------------------------------

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


  Date:  May 12, 2003
       --------------------

                                     /s/ Thomas F. Rokisky, President/CEO
                                   -----------------------------------------
                                                 [Signature]
                                                  [Title]

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


  Date:  May 12, 2003
       --------------------

                                      /s/ Rebecca S. Stotler, VP/CFO
                               ------------------------------------------------
                                      [Signature]
                                      [Title]