Form 10-Q
period 2003-06-30
CNB FINANCIAL SERVICES INC
filed 2003-08-11
CIK 1113336

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003


    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the transition period from - to --

                         Commission file number 0-30665

                          CNB Financial Services, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


     United States of America                          55-0773918
---------------------------------          ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


101 S. Washington Street, Berkeley Springs, WV           25411
----------------------------------------------         ---------
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

                                      YES [ X ]       NO [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                      YES [   ]       NO [ X ]

The aggregate value of the common stock of the Registrant that was held by non-affiliates as of the most recently completed second fiscal quarter (June 30, 2003), was approximately $38.5 million. This amount was based on the last closing sale price of a share of common stock of $100.00 as of the same date.

   Common Stock $1 par value, 458,048 shares outstanding as of August 8, 2003

                          CNB FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS


PART 1:      FINANCIAL INFORMATION                                        PAGE

   Item 1.   Financial Statements

                Consolidated Statements of Financial Condition as of
                  June 30, 2003 (Unaudited) and December 31, 2002.........  3

                Consolidated Statements of Income for the Three and Six
                   Months ended June 30, 2003 and 2002 (Unaudited)........  4

                Consolidated Statements of Changes in Shareholders'
                   Equity for the Six Months Ended June 30, 2003
                   (Unaudited) and the Year Ended December 31, 2002.......  5

                Consolidated Statements of Cash Flows for the Six Months
                   Ended June 30, 2003 and 2002 (Unaudited)...............  6

                Notes to Consolidated Financial Statements (Unaudited)....  7

   Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations for the Three and Six
                   Months ended June 30, 2003............................. 11

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk... 18

   Item 4.   Controls and Procedures...................................... 19


PART II:     OTHER INFORMATION

   Item 1.   Legal  Proceedings........................................... 21

   Item 6.   Exhibits and Reports on Form 8-K............................. 21

             SIGNATURES................................................... 22


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

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                   June 30,            December 31,
                                  ASSETS                             2003                 2002
                                                                 ------------          ------------
                                                                  (Unaudited)
Cash and due from banks                                          $  8,443,554          $  7,832,735
Federal funds sold                                                  2,221,633             4,127,299
Securities available for sale
   (at approximate market value)                                   43,730,863            43,429,902
Federal Home Loan Bank stock, at cost                                 646,900               429,000
Federal Reserve Bank stock, at cost                                   129,650               129,650
Loans and lease receivable, net                                   132,597,708           128,330,303
Accrued interest receivable                                           801,652               891,986
Foreclosed real estate (held for sale), net                             1,800                 1,800
Premises and equipment, net                                         4,675,939             4,800,135
Cash surrender value of life insurance                              1,047,745               964,179
Intangible assets                                                      92,141                96,483
Other assets                                                        1,152,632               568,608
                                                                 ------------          ------------

         TOTAL ASSETS                                            $195,542,217          $191,602,080
                                                                 ============          ============


                   LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
        Demand                                                   $ 27,667,579          $ 26,663,469
        Interest-bearing demand                                    30,927,318            30,087,763
        Savings                                                    23,128,522            21,489,855
        Time, $100,000 and over                                    37,349,638            37,433,561
        Other time                                                 57,320,919            57,387,901
                                                                 ------------          ------------
                                                                 $176,393,976          $173,062,549
   Accrued interest payable                                           816,856             1,010,086
   Deferred income taxes                                               28,021               158,269
   Accrued expenses and other liabilities                           1,668,297             1,101,158
                                                                 ------------          ------------

         TOTAL LIABILITIES                                       $178,907,150          $175,332,062
                                                                 ------------          ------------

SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000  shares
       authorized; 458,048 shares outstanding                    $    458,048          $    458,048
   Capital surplus                                                  3,863,592             3,863,592
   Retained earnings                                               11,844,931            11,267,374
   Accumulated other comprehensive income                             468,496               681,004
                                                                 ------------          ------------

         TOTAL SHAREHOLDERS' EQUITY                              $ 16,635,067          $ 16,270,018
                                                                 ------------          ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $195,542,217          $191,602,080
                                                                 ============          ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                          Three months ended                      Six months ended
                                                               June 30,                               June 30,
                                                    ------------------------------          ------------------------------
                                                       2003                2002                2003                2002
                                                    ----------          ----------          ----------          ----------
INTEREST INCOME
   Interest and fees on loans                       $2,369,050          $2,268,127          $4,689,197          $4,478,250
   Interest and dividends on securities
      U.S. Government agencies and
         corporations                                  335,699             493,769             676,933           1,073,772
      Mortgage backed securities                       161,108              87,708             322,887              91,990
      State and political subdivisions                  14,613               9,470              27,725              16,833
      Other                                              7,499               7,331              12,098              15,396
   Interest on federal funds sold                        5,454              22,737              12,981              36,054
                                                    ----------          ----------          ----------          ----------
                                                    $2,893,423          $2,889,142          $5,741,821          $5,712,295
                                                    ----------          ----------          ----------          ----------
INTEREST EXPENSE
   Interest on interest bearing demand,
     savings and time deposits                      $1,073,340          $1,343,743          $2,289,608          $2,726,326
   Interest on federal funds purchased                     124                --                   270                --
                                                    ----------          ----------          ----------          ----------
                                                    $1,073,464          $1,343,743          $2,289,878          $2,726,326
                                                    ----------          ----------          ----------          ----------

           NET INTEREST INCOME                      $1,819,959          $1,545,399          $3,451,943          $2,985,969

PROVISION FOR LOAN LOSSES                               86,000              38,500             137,000             111,500
                                                    ----------          ----------          ----------          ----------

           NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES            $1,733,959          $1,506,899          $3,314,943          $2,874,469
                                                    ----------          ----------          ----------          ----------

NONINTEREST INCOME
   Service charges on deposit accounts              $  247,305          $  190,973          $  438,094          $  339,175
   Other service charges, commissions
      and fees                                          95,547             105,497             187,430             172,862
   Insurance commissions                                26,363              26,053              50,634              51,384
   Other operating income                               26,542              11,063              45,391              48,016
   Net gain on sale of securities                       52,497              23,903              97,092              78,028
   Income from title company                            13,300              19,400              23,550              33,400
   Gain on sale of other real estate owned                --                 4,127                --                 3,492
                                                    ----------          ----------          ----------          ----------
                                                    $  461,554          $  381,016          $  842,191          $  726,357
                                                    ----------          ----------          ----------          ----------
NONINTEREST EXPENSES
   Salaries                                         $  483,439          $  563,720          $1,162,828          $1,095,392
   Employee benefits                                   216,920             182,250             429,140             370,477
   Occupancy of premises                                75,801              65,190             147,814             142,956
   Furniture and equipment expense                     184,898              93,737             302,435             180,828
   Other operating expenses                            509,738             403,595             912,237             825,752
                                                    ----------          ----------          ----------          ----------
                                                    $1,470,796          $1,308,492          $2,954,454          $2,615,405
                                                    ----------          ----------          ----------          ----------

            INCOME BEFORE INCOME TAXES              $  724,717          $  579,423          $1,202,680          $  985,421

PROVISION FOR INCOME TAXES                             283,873             212,934             446,484             345,151
                                                    ----------          ----------          ----------          ----------

            NET INCOME                              $  440,844          $  366,489          $  756,196          $  640,270
                                                    ==========          ==========          ==========          ==========

BASIC EARNINGS PER SHARE                            $     0.96          $     0.80          $     1.65          $     1.40
                                                    ==========          ==========          ==========          ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

                                                                                                      Accumulated
                                                                                                         Other             Total
                                                      Common           Capital         Retained      Comprehensive     Shareholders'
                                                      Stock            Surplus         Earnings          Income            Equity
                                                   ------------     ------------     ------------     ------------     ------------
BALANCE, DECEMBER 31, 2001                         $    458,048     $  3,863,592     $ 10,426,618     $    177,979     $ 14,926,237
                                                                                                                       ------------
Comprehensive income:
   Net income for 2002                                     --               --          1,307,965             --          1,307,965
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $308,306)            --               --               --            503,025          503,025
                                                                                                                       ------------
Total Comprehensive Income                                 --               --               --               --          1,810,990
                                                                                                                       ------------
Cash dividends ($1.02 per share)                           --               --           (467,209)            --           (467,209)
                                                   ------------     ------------     ------------     ------------     ------------

BALANCE, DECEMBER 31, 2002                         $    458,048     $  3,863,592     $ 11,267,374     $    681,004     $ 16,270,018
Comprehensive income:
   Net income for six months
       ended June 30, 2003                                 --               --            756,196             --            756,196
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $12,071)             --               --               --            (19,693)         (19,693)
                                                                                                                       ------------
  Change in minimum pension liability
    adjustment (net of tax of $118,177)                                                                   (192,815)        (192,815)
                                                                                                                       ------------
Total Comprehensive Income                                 --               --               --               --            543,688
                                                                                                                       ------------
Cash dividends ($0.39 per share)                           --               --           (178,639)            --           (178,639)
                                                   ------------     ------------     ------------     ------------     ------------

BALANCE, JUNE 30, 2003                             $    458,048     $  3,863,592     $ 11,844,931     $    468,496     $ 16,635,067
                                                   ============     ============     ============     ============     ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Six months ended
                                                                                         June 30,
                                                                             ---------------------------------
                                                                                 2003                 2002
                                                                             ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $    756,196         $    640,270
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                265,230              184,146
     Provision for loan losses                                                    137,000              111,500
     Net (gain) on sale of securities                                             (97,092)             (78,028)
     (Gain) on sale of real estate owned                                             --                 (3,492)
     Decrease in accrued interest receivable                                       90,334               48,426
     (Increase) decrease in other assets                                         (344,733)             246,192
     (Decrease) in accrued interest payable                                      (193,230)             (73,736)
     (Increase) in cash surrender value on life insurance in excess
          of premiums paid                                                        (15,000)              (3,408)
     Increase in accrued expenses and other liabilities                           239,714              109,756
     Amortization of deferred loan (fees) cost                                     14,333               35,713
     Amortization (accretion) of premium and discount on investments               77,789                6,126
                                                                             ------------         ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                           $    930,541         $  1,223,465
                                                                             ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) in loans                                                 $ (4,418,738)        $ (4,760,972)
     Proceeds from sales of securities                                          4,758,799            7,075,471
     Proceeds from maturities of securities                                    15,499,727           11,594,511
     Purchases of securities                                                  (20,789,848)         (20,195,598)
     Purchases of premises and equipment                                         (359,550)            (448,448)
     Proceeds from sales of other real estate owned, net                             --                 48,390
     Net (increase) decrease in federal funds sold                              1,905,666             (954,894)
     Premiums paid on life insurance                                              (68,566)             (49,078)
                                                                             ------------         ------------
         NET CASH (USED IN) INVESTING ACTIVITIES                             $ (3,472,510)        $ (7,690,618)
                                                                             ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand and savings deposits                              $  3,482,332         $  8,511,787
    Net (decrease) increase in time deposits                                     (150,905)           3,044,326
    Cash dividends paid                                                          (178,639)            (164,897)
                                                                             ------------         ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                           $  3,152,788         $ 11,391,216
                                                                             ------------         ------------

         NET INCREASE IN CASH AND CASH EQUIVALENTS                           $    610,819         $  4,924,063
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  7,832,735            4,229,810
                                                                             ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  8,443,554         $  9,153,873
                                                                             ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period:
               Interest                                                      $  2,482,837         $  2,800,063
               Income taxes                                                  $    246,000         $    264,000
     Net transfer to foreclosed real estate, held for sale from loans
            receivable                                                       $       --           $     30,000


The Notes to Consolidated Financial Statements are an integral part of these statements.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1. Basis of Presentation

                  In the opinion of CNB, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB financial condition as of June 30, 2003 and the results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002.

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

Note 2.   Securities

                  The amortized cost and estimated market value of debt securities at June 30, 2003 and December 31, 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

         Securities are summarized as follows:


                                                                        June 30, 2003                                Weighted
                                             -------------------------------------------------------------------      Average
                                                                   Gross              Gross           Estimated         Tax
                                              Amortized         Unrealized         Unrealized            Fair       Equivalent
                                                Cost               Gains              Losses             Value         Yield
                                             -----------        -----------        -----------        ------------------------
Available for sale:
    U.S. Government agencies
      and corporations
      Within one year                        $ 3,750,046        $     7,804        $      --          $ 3,757,850        4.90%
      After 1 but within 5 years               7,876,245            528,212               --            8,404,457        4.71
      After 5 but within 10 years             15,002,028            217,602               --           15,219,630        4.55
                                             -----------        -----------        -----------        -----------
                                             $26,628,319        $   753,618        $      --          $27,381,937        4.65%
                                             -----------        -----------        -----------        -----------

    States and political subdivisions
      Within one year                        $   350,000        $     4,335        $      --          $   354,335        6.21%
      After 1 but within 5 years                 368,364              4,167               --              372,531        3.44
      After 5 but within 10 years                775,000             58,556               --              833,556        6.22
                                             -----------        -----------        -----------        -----------
                                             $ 1,493,364        $    67,058        $      --          $ 1,560,422        5.53%
                                             -----------        -----------        -----------        -----------

    Mortgage backed securities               $14,542,550        $   246,135        $       181        $14,788,504        4.93%
                                             -----------        -----------        -----------        -----------

Total securities available for sale          $42,664,233        $ 1,066,811        $       181        $43,730,863        4.77%
                                             ===========        ===========        ===========        ===========

Restricted:
    Federal Reserve Bank stock               $   129,650        $      --          $      --          $   129,650        6.00%
    Federal Home Loan Bank stock                 646,900               --                 --              646,900        2.25
                                             -----------        -----------        -----------        -----------
Total restricted investments                 $   776,550        $      --          $      --          $   776,550        2.92%
                                             ===========        ===========        ===========        ===========

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2.   Securities (continued)

                                                                        December 31, 2002                            Weighted
                                             -------------------------------------------------------------------      Average
                                                                   Gross              Gross           Estimated         Tax
                                              Amortized         Unrealized         Unrealized            Fair       Equivalent
                                                Cost               Gains              Losses             Value         Yield
                                             -----------        -----------        -----------        ------------------------
Available for sale:
    U.S. Government agencies
      and corporations
      Within one year                        $ 5,300,481        $    26,917        $      --          $ 5,327,398        4.75%
      After 1 but within 5 years               9,880,564            496,919               --           10,377,483        4.76
      After 5 but within 10 years             12,135,426            187,756               --           12,323,182        4.99
                                             -----------        -----------        -----------        -----------
                                             $27,316,471        $   711,592        $      --          $28,028,063        4.86%
                                             -----------        -----------        -----------        -----------

    States and political subdivisions
      Within one year                        $   350,000        $     9,747        $      --          $   359,747        8.27%
      After 5 but within 10 years                775,000             21,967               --              796,967        6.22
                                             -----------        -----------        -----------        -----------
                                             $ 1,125,000        $    31,714        $      --          $ 1,156,714        6.86%
                                             -----------        -----------        -----------        -----------

    Mortgage backed securities               $13,890,037        $   355,088        $      --          $14,245,125        5.20%
                                             -----------        -----------        -----------        -----------

Total securities available for sale          $42,331,508        $ 1,098,394        $      --          $43,429,902        5.02%
                                             ===========        ===========        ===========        ===========

Restricted:
    Federal Reserve Bank stock               $   129,650        $      --          $      --          $   129,650        6.00%
    Federal Home Loan Bank stock                 429,000               --                 --              429,000        3.25
                                             -----------        -----------        -----------        -----------
Total restricted investments                 $   558,650        $      --          $      --          $   558,650        3.89%
                                             ===========        ===========        ===========        ===========




                  The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $12,669,665 at June 30, 2003 and $12,864,841 at December 31, 2002.

                  Proceeds from sales of securities available for sale (excluding maturities) during the six months ended June 30, 2003 and the year ended December 31, 2002 were $4,758,799 and $7,075,471, respectively. Gross gains (losses) of $100,243 and $(3,151) during the six months ended June 30, 2003 and $78,028 and $(-0-) for the year ended December 31, 2002 were realized on the respective sales.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


 Note 3.   Loans and Lease Receivable

                  Major classifications of loans at June 30, 2003 and December 31, 2002, were as follows:

                                        JUNE 30,            DECEMBER 31,
                                          2003                  2002
                                      -------------         -------------
Loans:
  Real estate                         $  88,971,240         $  83,239,409
  Commercial real estate                 18,401,657            13,934,900
  Consumer                               18,055,574            22,575,379
  Commercial                              8,281,990             9,684,720
  Overdrafts                                 80,758                72,763
                                      -------------         -------------
                                      $ 133,791,219         $ 129,507,171

Lease:                                      133,059               135,341
                                      -------------         -------------
                                      $ 133,924,278         $ 129,642,512
Net deferred loan fees, costs,
    premiums and discounts                  215,019               172,239
Allowance for loan losses                (1,541,589)           (1,484,448)
                                      -------------         -------------
                                      $ 132,597,708         $ 128,330,303
                                      =============         =============



                  An analysis of the allowance for possible loan losses is as follows:


                                           JUNE 30,                    DECEMBER 31,
                                -------------------------------        ------------
                                    2003               2002                2002
                                -----------         -----------         -----------
Balance, Beginning              $ 1,484,448         $ 1,336,960         $ 1,336,960
    Provision charged to
        operations                  137,000             111,500             261,000
    Recoveries                       24,910              25,663              37,230
    Loans charged off              (104,769)            (68,192)           (150,742)
                                -----------         -----------         -----------
Balance, Ending                 $ 1,541,589         $ 1,405,931         $ 1,484,448
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


                                                                     JUNE 30,               DECEMBER 31,
                                                              ------------------------      ------------
                                                                2003            2002            2002
                                                              --------        --------        --------
Nonaccrual  loans                                             $420,519        $  3,693        $ 12,711
Loans past due 90 days or more still accruing interest            --           149,779         553,170
                                                              --------        --------        --------
     Total                                                    $420,519        $153,472        $565,881
                                                              ========        ========        ========

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3.   Loans and Lease Receivable (continued)

                  Proceeds from sale of loans during the six months ended June 30, 2003 and the year ended December 31, 2002 were $0. There were no gains or losses on sale of loans.

Note 4.  Time Deposits

                  At June 30, 2003, the scheduled maturities of time deposits are as follows:


                                    TIME DEPOSITS                 ALL TIME
                                  $100,000 AND OVER               DEPOSITS
                                  -----------------             ------------
Within 3 months                      $ 6,152,639                $ 12,344,897
3 months thru 6 months                 6,986,440                  14,430,282
6 months thru 12 months                5,057,139                  11,714,911
Over 12 months                        19,153,420                  56,180,467
                                    ------------                ------------
                                    $ 37,349,638                $ 94,670,557
                                    ============                ============

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

                  The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three and six months ended June 30, 2003 and 2002. This discussion may include forward-looking statements based upon management's expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion and have based all average balances on daily averages.

EARNINGS SUMMARY

                  Net income for the three months ended June 30, 2003 was $441,000 or $0.96 per share compared to $366,000 or $0.80 per share for the same period in 2002. Annualized return on average assets and average equity were .91% and 10.63% respectively, for the three months ended June 30, 2003, compared with .81% and 9.74%, respectively, for the three months ended June 30, 2002.

                  Net income for the six months ended June 30, 2003 was $756,000 or $1.65 per share compared to $640,000 or $1.40 per share for the same period in 2002. Annualized return on average assets and average equity were .78% and 9.15% respectively, for the six months ended June 30, 2003, compared with .72% and 8.51%, respectively, for the six months ended June 30, 2002.

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

                  Net interest income for the three months ended June 30, 2003 increased by $274,000 or 17.8% over the same period in 2002. Interest income for the three months ended June 30, 2003 increased by $4,000 or 0.2% compared to the same period in 2002, while interest expense decreased by $270,000 or 20.1% during the three months ended June 30, 2003, as compared to the same period in the prior year.

                  Net interest income for the six months ended June 30, 2003 increased by $466,000 or 15.6% over the same period in 2002. Interest income for the three months ended June 30, 2003 increased by $30,000 or 0.5% compared to the same period in 2002, while interest expense decreased by $436,000 or 16.0% during the three months ended June 30, 2003, as compared to the same period in the prior year.

                  Increased net interest income for the three and six month periods is attributable to a significantly higher level of net interest earning assets offset by a decrease in the rates earned thereon. Due to the higher loan demand, the Bank has experienced a shift in the asset mix from lower yielding overnight federal funds and investment securities to higher yielding loans. The decrease in the rates earned on interest earning assets is due to the current economic conditions. Although deposit growth remains strong, the substantial deposit growth the Bank experienced in 2002 has leveled off. The Bank's increased loan demand and static deposit growth has resulted in an increased loan to deposit ratio. Although, the average balance on interest bearing liabilities increased, total interest expense decreased due to a decrease in the average rates paid on all interest bearing liabilities.

                  During the second quarter of 2003 compared to the same period in 2002, average net interest earning assets increased $12.9 million or 7.6% and average net interest bearing liabilities increased $6.1 million or 4.3% resulting in increased net interest income. CNB experienced a 32 basis point increase in the ratio of net interest income to average interest earning assets. The 89 basis point decrease in rates paid on average interest bearing liabilities offset by a 49 basis point decrease in rates earned on average interest earning assets contributed to the increase in the net interest margin. See Table 1 and Table 2 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential.

                  The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities.

     TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                            JUNE 30, 2003                               JUNE 30, 2002
                                                  -----------------------------------         -----------------------------------
                                                     QTR                                         QTR
                                                   AVERAGE       QTR         YIELD/            AVERAGE       QTR         YIELD/
                                                   BALANCE     INTEREST      RATE (4)          BALANCE     INTEREST      RATE (4)
                                                  -----------------------------------         -----------------------------------
                                                                          (IN THOUSANDS OF DOLLARS)
Interest earning assets:
    Federal funds sold                            $   1,796     $     5        1.15%          $   4,187     $    23        1.65%
    Securities:
      Taxable                                        45,255         508        4.49              48,878         593        4.85
      Tax-exempt (1)                                  1,164          11        5.73                 682           5        4.44
    Loans (net of unearned interest) (2)(5)(6)      133,131       2,251        6.76             114,723       2,165        7.55
                                                  ---------------------------------           ---------------------------------
        Total interest earning assets (1)         $ 181,346     $ 2,775        6.12%          $ 168,470     $ 2,786        6.61%
                                                  ---------------------------------           ---------------------------------

Nonearning assets:
    Cash and due from banks                       $   6,401                                   $   7,665
    Bank premises and equipment, net                  4,724                                       4,508
    Other assets                                      2,951                                       2,348
    Allowance for loan losses                        (1,531)                                     (1,398)
                                                  ---------                                   ---------
        Total assets                              $ 193,891                                   $ 181,593
                                                  =========                                   =========

Interest bearing liabilities:
    Savings deposits                               $ 22,819     $    28        0.49%          $  19,342     $    25        0.52%
    Time deposits                                    94,536         961        4.07              95,347       1,229        5.16
    NOW accounts                                     24,574          71        1.16              22,513          77        1.37
    Money market accounts                             6,485          13        0.80               5,087          12        0.94
                                                  ---------------------------------           ---------------------------------
        Total interest bearing liabilities        $ 148,414     $ 1,073        2.89%          $ 142,289     $ 1,343        3.78%
                                                  ---------------------------------           ---------------------------------

Noninterest bearing liabilities:
    Demand deposits                               $  26,538                                   $  22,454
    Other liabilities                                 2,357                                       1,790
    Shareholders' equity                             16,582                                      15,060
                                                  ---------                                   ---------
        Total liabilities and
           shareholders' equity                   $ 193,891                                   $ 181,593
                                                  =========                                   =========

                                                                -------                                     -------
Net interest income (1)                                         $ 1,702                                     $ 1,443
                                                                =======                                     =======

Net interest spread (3)                                                        3.23%                                       2.83%
                                                                              ======                                      =====

Net interest income to average
    interest earning assets (1)                                                3.75%                                       3.43%
                                                                              ======                                      =====




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

(5) Interest income on loans excludes fees of $118,000 in 2003 and $103,000 in 2002.

(6) Interest income on loans includes fees of $38,445 in 2003 and $52,960 in 2002 from the Business Manager Program, student loans and lease receivables.

     TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                            JUNE 30, 2003                               JUNE 30, 2002
                                                  -----------------------------------         -----------------------------------
                                                     YTD                                         YTD
                                                   AVERAGE       YTD         YIELD/            AVERAGE       YTD         YIELD/
                                                   BALANCE     INTEREST      RATE (4)          BALANCE     INTEREST      RATE (4)
                                                  -----------------------------------         -----------------------------------
                                                                          (IN THOUSANDS OF DOLLARS)
Interest earning assets:
   Federal funds sold                             $   1,950        $ 13        1.15%          $   3,691     $    36        1.64%
   Securities:
     Taxable                                         45,513       1,019        4.48              48,628       1,189        4.89
     Tax-exempt (1)                                   1,036          20        5.85                 489           9        5.58
   Loans (net of unearned interest) (2)(5)          132,231       4,483        6.78             113,600       4,305        7.58
                                                  ---------------------------------           ---------------------------------
        Total interest earning assets (1)         $ 180,730     $ 5,535        6.13%          $ 166,408     $ 5,539        6.66%
                                                  ---------------------------------           ---------------------------------

Nonearning assets:
   Cash and due from banks                        $   6,443                                   $   6,342
   Bank premises and equipment, net                   4,761                                       4,444
   Other assets                                       3,102                                       2,399
   Allowance for loan losses                         (1,513)                                     (1,383)
                                                  ---------                                   ---------
        Total assets                              $ 193,523                                   $ 178,210
                                                  =========                                   =========

Interest bearing liabilities:
   Savings deposits                               $  22,274        $ 55        0.49%          $  18,682     $    66        0.71%
   Time deposits                                     95,121       2,070        4.35              94,654       2,477        5.23
   NOW accounts                                      24,396         141        1.16              21,623         155        1.43
   Money market accounts                              6,322          24        0.76               5,106          28        1.10
                                                  ---------------------------------           ---------------------------------
        Total interest bearing liabilities        $ 148,113     $ 2,290        3.09%          $ 140,065     $ 2,726        3.89%
                                                  ---------------------------------           ---------------------------------

Noninterest bearing liabilities:
   Demand deposits                                $  26,508                                   $  21,221
   Other liabilities                                  2,369                                       1,876
   Shareholders' equity                              16,533                                      15,048
                                                  ---------                                   ---------
        Total liabilities and
           shareholders' equity                   $ 193,523                                   $ 178,210
                                                  =========                                   =========


Net interest income (1)                                         $ 3,245                                      $ 2,813
                                                                =======                                      =======

Net interest spread (3)                                                        3.04%                                      2.77%
                                                                              =====                                      =====

Net interest income to average
   interest earning assets (1)                                                 3.59%                                      3.38%
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

(5) Interest income on loans excludes fees of $207,000 in 2003 and $173,000 in 2002.

(6) Interest income on loans includes fees of $69,338 in 2003 and $99,411 in 2002 from the Business Manager Program, student loans and lease receivables.

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

                  The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended June 30, 2003, and June 30, 2002, amounted to $86,000 and $39,000, respectively. The provision for loan losses for the six months ended June 30, 2003, and June 30, 2002, amounted to $137,000 and $112,000, respectively. Loan quality remains stable and past due and nonaccruals are minimal. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require additional reserves as a result of their examination of the bank. See "Nonperforming Assets and Allowance for Loan Losses" for further discussion.

         NONINTEREST INCOME

                  Noninterest income for the three months ended June 30, 2003 increased $81,000 or 21.1% to $462,000 from $381,000 in the second quarter of 2002. The increase in noninterest income is attributable to fees generated from the Bounce Protection program, debit cards, gain on sale of loans and gain on sale of investment securities offset by a decrease in overdraft fees, title insurance commissions, gain on sale of other real estate owned and trust fee income. The fees related to the Bounce Protection program and debit cards have a direct correlation to the increased deposit base of the bank. The decrease in trust fees was a direct result of the fees earned from the settlement of an estate in the second quarter of 2002.

                  Noninterest income for the six months ended June 30, 2003 increased $116,000 or 16.0 % to $842,000 from $726,000 for the same period in 2002. The increase in noninterest income was attributable to fees generated from the Bounce Protection program, debit card income, gain on sale of loans and gain on sale of investment securities offset by a decrease in overdraft fees, title insurance commissions, trust fee income and gain on sale of other real estate owned.

                  Another factor affecting noninterest income is in March 2002, one of the Bank's Board of Directors passed away and the Bank was the beneficiary of a life insurance policy on the director. The Bank received $43,379 in a death benefit, $21,645 of which was recorded in assets as cash surrender value. The difference of $21,734 was reflected in other operating income during the first quarter 2002.

         NONINTEREST EXPENSES

                  Noninterest expenses for the three and six months ended June 30, 2003, increased $162,000 or 12.4% and $339,000 or 13.0% primarily due to increases in employee benefits, occupancy expense, furniture, fixtures and equipment expenses and other operating expenses. Employee benefit costs rose due to increased health insurance and pension costs. The increase in occupancy expense was due to an increase in depreciation relating to the new south Martinsburg branch facility and general building repairs and maintenance expenses. The increase in furniture and equipment expense was due to an increase in depreciation expense relating to the new computer equipment and peripherals associated with the upgrade of the Bank's technology systems. Another factor relating to the increase in furniture and equipment expense was an increase in the cost of equipment maintenance contracts the Bank entered into. The increase in other operating expenses was due to an increase in stationery, supplies & printing, postage, data processing and debit card expense offset by a decrease in telephone, advertising and ATM (Automated Teller Machine) expense.

         INCOME TAXES

                  The Bank's provision for income taxes increased $71,000 or 33.3% to $284,000 for the three months ended June 30, 2003 and increased $101,000 or 29.4% to $446,000 for the six months ended June 30, 2003. The effective tax rates for the second quarter of 2003 and 2002 were 39.2% and 36.8%, respectively and for the first six months of 2003 and 2002 were 37.1% and 35.0%, respectively. The Bank's higher effective tax rate for the first six months of 2003 compared to the first six months of 2002, is due to an decrease in nontaxable income, principally life insurance proceeds. The increase in the income tax provision in 2003 is attributable to higher taxable income. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities.


         FINANCIAL CONDITION

                  The Bank's total assets at June 30, 2003 increased $4.0 million or 2.1% to $195.5 million from December 31, 2002 due primarily to a $4.3 million increase in loans, $301,000 increase in investment securities, a $611,000 increase in cash and due from banks and a $584,000 increase in other assets offset by a $1.9 million decrease in federal funds sold. The Bank's total liabilities increased $3.6 million or 2.0% to $178.9 million at June 30, 2003, consisting mainly of deposit growth, which increased to $176.4 million. Shareholders' equity increased $365,000 to $16.6 million at June 30, 2003, primarily due to net income of $756,000 offset by the semi-annual cash dividend of $179,000 and a $212,000 decrease in accumulated other comprehensive income. The components of accumulated other comprehensive income at June 30, 2003, were unrealized gains and losses on available for sale securities, net of deferred income taxes and minimum pension liability adjustment, net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results unless the securities are actually sold.

         LOAN PORTFOLIO

                  At June 30, 2003, total loans increased $4.3 million or 3.3% to $132.6 million from $128.3 million at December 31, 2002. The loan mix showed a slight change compared with December 31, 2002. The loan portfolio change is primarily due to the reclassification of loans within the loan portfolio during the Bank's recent mainframe computer conversion. The Bank feels additional growth in all lending areas is possible during the remainder of 2003.


         NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

                   Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, restructured loans and other real estate owned. The following table summarized the Bank's nonperforming assets as of the periods shown:


                                                     JUNE 30,                DECEMBER 31,
                                             -------------------------       ------------
                                               2003             2002             2002
                                             --------         --------         --------
 Nonaccrual loans                            $420,519         $  3,693         $ 12,711

 Loans past due 90 days or more
    still accruing interest                      --            149,779          553,170
                                             --------         --------         --------
 Total nonperforming loans                   $420,519         $153,472         $565,881
                                             --------         --------         --------

 Other real estate owned                     $  1,800         $   --           $  1,800
                                             --------         --------         --------

 Total nonperforming assets                  $422,319         $153,472         $567,681
                                             ========         ========         ========

 Nonperforming loans/Total loans                 0.32%            0.13%            0.44%
 Nonperforming assets/Total assets               0.22%            0.08%            0.30%
 Allowance for loan losses/Total loans           1.16%            1.22%            1.16%



                  As of June 30, 2003, the Bank has no loans which management considers to be impaired. Management is aware of two borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $705,623. A specific allowance of $37,633 related to these loans has been established as part of the allowance for loan losses. The loans are collateralized and management anticipates any additional potential loss would be minimal.

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

                  The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. At June 30, 2003, and December 31, 2002, the allowance for loans losses totaled $1.5 million. The allowance for loans losses as a percentage of loans was 1.16% as of June 30, 2003 and December 31, 2002.

                  An analysis of the allowance for loan losses is summarized below:

In thousands                                      JUNE 30,                            DECEMBER 31,
                                       ------------------------------         ------------------------------
                                                   2003                                   2002
                                       ------------------------------         ------------------------------
                                                        PERCENT OF                              PERCENT OF
                                                       LOANS IN EACH                          LOANS IN EACH
                                                        CATEGORY TO                            CATEGORY TO
                                       AMOUNT           TOTAL LOANS           AMOUNT           TOTAL LOANS
                                       ------          --------------         ------          --------------
Commercial, financial
    and agriculture                    $  531                 20%             $  330                 18%

Real estate - residential
     mortgage                             338                 66                 391                 65
Installment and other                     263                 14                 364                 17
Unallocated                                410                N/A                 399                N/A
                                       ------              -----              ------              -----
       Total                           $1,542                100%              $1,484               100%
                                       ======              =====              ======              =====



         DEPOSITS

                  The Bank's deposits increased $3.3 million or 1.9% during the six months ended June 30, 2003. The Bank has experienced a slight change in the deposit account mix during the first six months of 2003. Steady growth continues in interest-bearing demand and savings deposits. The increase is primarily due to the maturity of rate sensitive certificate of deposits and customers temporarily placing their money in demand or savings accounts. The Bank has experienced a slight decrease in other time deposits and rate sensitive jumbo certificate of deposits during the first six months of 2003. The decrease is primarily due to the maturity of the 36-month Ultimate Certificate of Deposit. These maturities are offset by an increase in other time deposits. Deposits, in general, have experienced an increase due to customer's concerns with the weak economy and stock market.

         CAPITAL RESOURCES

                  Shareholders' equity increased $365,000 or 2.2% during the first six months of 2003 due to $756,000 in net income offset by the semi-annual cash dividend of $179,000 and a $212,000 decrease in accumulated other comprehensive income. The Bank is subject to regulations of the Office of the Comptroller of the Currency that impose certain minimum regulatory capital requirements. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was "well capitalized" at June 30, 2003. The following table summarized, as of June 30, 2003, the Bank's capital ratios.

                                                       Components              Actual            Required
                                                       of Capital               Ratio              Ratio
                                                       ----------              ------            --------
         Tier 1 Capital                                 $16,160                  8.3%               4.0%
         Total Risk Based Capital                       $17,592                 15.4%               8.0%

         RECENTLY ISSUED ACCOUNTING STANDARDS

                  In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement should be applied prospectively for contracts entered into or modified after June 30, 2003.

                  In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective at the beginning of the first interim period beginning after June 15, 2003.

                  Adoption of Statements 149 and 150 are not expected to have a material impact on CNB Financial Services, Inc.'s financial condition or results of operations.

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

                     The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold. At June 30, 2003, these totaled $46.0 million, or 23.5% of total assets. In addition, liquidity may be generated through loan repayments and over $7.0 million of available borrowing arrangements with correspondent banks. At June 30, 2003, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $931,000 of cash from operations in the first six months of 2003, which compares to $1.2 million during the same time period in 2002. Additional cash of $3.2 million was generated through net financing activities through June 30, 2003, which compares to $11.4 million for the first six months of 2002. These proceeds along with proceeds from the sales and maturities of investment securities were used to fund loans and purchase securities during each year. Net cash used in investing activities totaled $3.5 million during the first six months of 2003 compared to $7.7 million during the same time period in 2002. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

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

                  The Bank's base-line scenario holds the prime rate constant at
         4.00 percent through June 2004. Based on the July 2003 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing or decreasing interest rate scenario.

         ITEM 4.  CONTROLS AND PROCEDURES

                  The Company's chief executive officer and chief financial officer, based on their evaluation as of the end of the reporting period of this quarterly report of the Company's disclosure controls and procedures (as defined in Rule 13 (a) - 14 (c) of the Securities Exchange Act of 1934), have concluded that the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13 (a) - 14 (c) and timely, alerting them to material information relating to the Company required to be included in the Company's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

                  As exhibits to this quarterly report on Form 10-Q, certificates of the chief executive officer and chief financial officer appear. This form of certification is required in accordance with
         Section 302 of the Sarbanes-Oxley Act of 2002. This section of the quarterly report on Form 10-Q is the information concerning the controls evaluation referred to in the Section 302 certifications. This information should be read in conjunction with those certifications for a more complete understanding of the topics presented.

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

         Item 4.  Submission of Matters to a Vote of Security Holders

         a.) The annual meeting of stockholders of CNB Financial Services, Inc. was held April 2, 2003.

         b.) Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were reelected.

         c.)      (1) Election of Directors

                  Elected to serve as directors until the 2004 annual meeting of stockholders:

                                                                    Without
                                                     For           Authority
                                                     ---           ---------
                     J. Robert Ayers               249,900            296
                     John E. Barker                249,900            296
                     Margaret S. Bartles           249,900            296
                     Jay E. Dick                   249,900            296
                     Herbert L. Eppinger           249,900            296
                     Robert L. Hawvermale          249,900            296
                     J. Philip Kesecker            249,900            296
                     Jerald McGraw                 249,900            296
                     Martha H. Quarantillo         249,900            296
                     Thomas F. Rokisky             249,900            296
                     Charles S. Trump, IV          249,900            296
                     Arlie R. Yost                 249,900            296


         Item 6.  Exhibits and Reports on Form 8-K

         a.)      Exhibits:

                  31.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b.)      Reports on Form 8-K:

                  Date of Report      Item      Description
                  --------------      ----      -----------
                  August 8, 2003       12       The Company issued a press
                                                release that announced
                                                operating results of its first
                                                six months ended June 30, 2003

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         CNB Financial Services, Inc.
         ----------------------------
                 (Registrant)



         Date  August 8, 2003         /s/ Thomas F. Rokisky, President/CEO
               --------------         ------------------------------------

         Date  August 8, 2003         /s/ Rebecca S. Stotler, Vice President/CFO
               --------------         ------------------------------------------