Form 10-Q
period 2003-09-30
CNB FINANCIAL SERVICES INC
filed 2003-11-13
CIK 1113336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM - TO --

                         Commission file number 0-30665

                          CNB Financial Services, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)




      United States of America                             55-0773918
 -------------------------------                      ----------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)


 101 S. Washington Street, Berkeley Springs, WV              25411
 ----------------------------------------------       ----------------------
   (Address of principal executive offices)                (Zip Code)

Issuer's telephone number, (304)      258       -       1520
                           -----   ------------   ----------

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

Common Stock $1 par value, 458,048 shares outstanding as of November 13, 2003

                          CNB FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS


 PART 1:    FINANCIAL INFORMATION                                                                      PAGE
  Item 1. Financial Statements

            Consolidated Statements of Financial Condition as of September 30, 2003 (Unaudited)
               and December 31, 2002....................................................................3

            Consolidated Statements of Income for the Three and Nine Months
               ended September 30, 2003 and 2002 (Unaudited) ...........................................4

            Consolidated Statements of Changes in Shareholders' Equity for the Nine
               Months Ended September 30, 2003 (Unaudited) and the Year Ended December 31, 2002.........5

            Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 2003 and 2002 (Unaudited)............................................6

            Notes to Consolidated Financial Statements (Unaudited)......................................7

  Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations for the Three and Nine Months ended September 30, 2003............11

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk.................................19

  Item 4.   Controls and Procedures....................................................................20


PART II:    OTHER INFORMATION

  Item 1.   Legal  Proceedings........................................................................22

  Item 6.   Exhibits and Reports on Form 8-K..........................................................22

            SIGNATURES................................................................................23

                           Forward-Looking Statements

          The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-Q including statements in Management's Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In order to comply with the terms of the safe harbor, CNB notes that a variety of factors could cause CNB's actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements. These factors could include the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may become unfavorable resulting in reduced credit quality or demand for loans;
(4) legislative or regulatory changes could increase expenses; and (5) competitors may have greater financial resources and develop products that enable them to compete more successfully than CNB.

               CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                          SEPTEMBER 30,     DECEMBER 31,
                                 ASSETS                                                       2003             2002
                                                                                          -------------    -------------
                                                                                           (Unaudited)
Cash and due from banks                                                                   $   8,063,849    $   7,832,735
Federal funds sold                                                                              565,624        4,127,299
Securities available for sale
   (at approximate market value)                                                             42,680,827       43,429,902
Federal Home Loan Bank stock, at cost                                                           858,700          429,000
Federal Reserve Bank stock, at cost                                                             129,650          129,650
Loans and lease receivable, net                                                             140,037,963      128,330,303
Accrued interest receivable                                                                     856,486          891,986
Foreclosed real estate (held for sale), net                                                     107,619            1,800
Premises and equipment, net                                                                   4,649,673        4,800,135
Cash surrender value of life insurance                                                        1,047,745          964,179
Deferred income taxes                                                                           349,799             --
Intangible assets                                                                                89,970           96,483
Other assets                                                                                    881,271          568,608
                                                                                          -------------    -------------
         TOTAL ASSETS                                                                     $ 200,319,176    $ 191,602,080
                                                                                          =============    =============
                  LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
        Demand                                                                            $  26,546,718    $  26,663,469
        Interest-bearing demand                                                              35,588,785       30,087,763
        Savings                                                                              23,652,063       21,489,855
        Time, $100,000 and over                                                              36,458,246       37,433,561
        Other time                                                                           57,780,450       57,387,901
                                                                                          -------------    -------------
                                                                                          $ 180,026,262    $ 173,062,549
   Accrued interest payable                                                                     827,872        1,010,086
   FHLB borrowings                                                                            1,250,000             --
   Deferred income taxes                                                                           --            158,269
   Accrued expenses and other liabilities                                                     1,597,894        1,101,158
                                                                                          -------------    -------------
         TOTAL LIABILITIES                                                                $ 183,702,028    $ 175,332,062
                                                                                          -------------    -------------
SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000  shares
       authorized; 458,048 shares outstanding                                             $     458,048    $     458,048
   Capital surplus                                                                            3,863,592        3,863,592
   Retained earnings                                                                         12,443,457       11,267,374
   Accumulated other comprehensive income                                                      (147,949)         681,004
                                                                                          -------------    -------------
         TOTAL SHAREHOLDERS' EQUITY                                                       $  16,617,148    $  16,270,018
                                                                                          -------------    -------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 200,319,176    $ 191,602,080
                                                                                          =============    =============


The Notes to Consolidated Financial Statements are an integral part of these statements.

              CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                    --------------------------   --------------------------
                                                       2003           2002          2003           2002
                                                    -----------    -----------   -----------    -----------
INTEREST INCOME
   Interest and fees on loans                       $ 2,445,543    $ 2,253,727   $ 7,134,740    $ 6,731,977
   Interest and dividends on securities
      U.S. Government agencies and
         corporations                                   316,991        401,999       993,924      1,475,771
      Mortgage backed securities                        109,466        158,269       432,353        250,259
      State and political subdivisions                   16,465         13,113        44,190         29,946
      Other                                               3,499          3,728        15,597         19,124
   Interest on federal funds sold                         3,500         30,124        16,481         66,178
                                                    -----------    -----------   -----------    -----------
                                                    $ 2,895,464    $ 2,860,960   $ 8,637,285    $ 8,573,255
                                                    -----------    -----------   -----------    -----------
INTEREST EXPENSE
   Interest on interest bearing demand,             $   969,351    $ 1,334,613   $ 3,258,959    $ 4,060,939
     savings and time deposits
   Interest on federal funds purchased                      555           --             825           --
   Interest on FHLB borrowings                            1,877           --           1,877           --
                                                    -----------    -----------   -----------    -----------
                                                    $   971,783    $ 1,334,613   $ 3,261,661    $ 4,060,939
                                                    -----------    -----------   -----------    -----------
           NET INTEREST INCOME                      $ 1,923,681    $ 1,526,347   $ 5,375,624    $ 4,512,316

PROVISION FOR LOAN LOSSES                                57,000         40,500       194,000        152,000
                                                    -----------    -----------   -----------    -----------
           NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES            $ 1,866,681    $ 1,485,847   $ 5,181,624    $ 4,360,316
                                                    -----------    -----------   -----------    -----------
NONINTEREST INCOME
   Service charges on deposit accounts              $   255,337    $   199,188   $   693,431    $   538,363
   Other service charges, commissions
      and fees                                           90,042         82,333       277,472        255,195
   Insurance commissions                                 29,426         27,331        80,060         78,715
   Other operating income                                16,290         11,935        61,681         59,951
   Net gain on sale of securities                        63,981           --         161,073         78,028
   Income from title company                             16,500          7,500        40,050         40,900
   Gain (loss) on sale of other real estate owned          (876)          --            (876)         3,492
                                                    -----------    -----------   -----------    -----------
                                                    $   470,700    $   328,287   $ 1,312,891    $ 1,054,644
                                                    -----------    -----------   -----------    -----------
NONINTEREST EXPENSES
   Salaries                                         $   592,531    $   588,030   $ 1,755,359    $ 1,683,422
   Employee benefits                                    188,652        183,844       617,792        554,321
   Occupancy of premises                                 75,296         62,758       223,110        205,714
   Furniture and equipment expense                      165,621         90,260       468,056        271,088
   Other operating expenses                             387,628        432,084     1,299,865      1,257,836
                                                    -----------    -----------   -----------    -----------
                                                    $ 1,409,728    $ 1,356,976   $ 4,364,182    $ 3,972,381
                                                    -----------    -----------   -----------    -----------
            INCOME BEFORE INCOME TAXES              $   927,653    $   457,158   $ 2,130,333    $ 1,442,579

PROVISION FOR INCOME TAXES                              329,127        160,319       775,611        505,470
                                                    -----------    -----------   -----------    -----------
            NET INCOME                              $   598,526    $   296,839   $ 1,354,722    $   937,109
                                                    ===========    ===========   ===========    ===========
BASIC EARNINGS PER SHARE                            $      1.31    $      0.65   $      2.96    $      2.05
                                                    ===========    ===========   ===========    ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

                                                                                                 ACCUMULATED
                                                                                                    OTHER              TOTAL
                                            COMMON            CAPITAL           RETAINED        COMPREHENSIVE      SHAREHOLDERS'
                                            STOCK             SURPLUS           EARNINGS            INCOME             EQUITY
                                         --------------    ---------------   ---------------    ---------------    ---------------
BALANCE, DECEMBER 31, 2001                   $ 458,048        $ 3,863,592       $10,426,618          $ 177,979        $14,926,237
                                                                                                                   ---------------
Comprehensive income:
   Net income for 2002                               -                  -         1,307,965                  -          1,307,965
  Change in unrealized gains
    (losses) on securities
    available for sale
    (net of tax of $308,306)                         -                  -                 -            503,025            503,025
                                                                                                                   ---------------
Total Comprehensive Income                           -                  -                 -                  -          1,810,990
                                                                                                                   ---------------
Cash dividends ($1.02 per share)                     -                  -          (467,209)                 -           (467,209)
                                         --------------    ---------------   ---------------    ---------------    ---------------

BALANCE, DECEMBER 31, 2002                   $ 458,048        $ 3,863,592       $11,267,374          $ 681,004        $16,270,018
Comprehensive income:
   Net income for nine months
       ended September 30, 2003                      -                  -         1,354,722                  -          1,354,722
  Change in unrealized gains
    (losses) on securities
    available for sale (net of
    tax of $389,891)                                 -                  -                 -           (636,138)          (636,138)
  Change in minimum pension liability
    adjustment (net of tax of $118,177)                                                               (192,815)          (192,815)
                                                                                                                   ---------------
Total Comprehensive Income                           -                  -                 -                  -            525,769
                                                                                                                   ---------------
Cash dividends ($0.39 per share)                     -                  -          (178,639)                 -           (178,639)
                                         --------------    ---------------   ---------------    ---------------    ---------------
BALANCE, SEPTEMBER 30, 2003                  $ 458,048        $ 3,863,592       $12,443,457         $ (147,949)       $16,617,148
                                         ==============    ===============   ===============    ===============    ===============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                 CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                        ----------------------------
                                                                            2003            2002
                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  1,354,722    $    937,109
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                           407,785         261,743
     Provision for loan losses                                               194,000         152,000
     Net (gain) on sale of securities                                       (161,073)        (78,028)
     (Gain) loss on sale of real estate owned                                    876          (3,492)
     Decrease in accrued interest receivable                                  35,500          63,428
     (Increase) decrease in other assets                                     (68,716)        274,046
     (Decrease) in accrued interest payable                                 (182,214)       (177,441)
     (Increase) in cash surrender value on life insurance in excess
          of premiums paid                                                   (15,000)         (3,408)
     Increase in accrued expenses and other liabilities                      169,311          76,419
     Amortization of deferred loan (fees) cost                                 6,349          56,319
     Amortization (accretion) of premium and discount on investments         127,613          15,244
                                                                        ------------    ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                      $  1,869,153    $  1,573,939
                                                                        ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) in loans                                            $(12,015,627)   $ (9,649,661)
     Proceeds from sales of securities                                    11,628,314       7,075,471
     Proceeds from maturities of securities                               23,091,545      28,653,020
     Purchases of securities                                             (35,393,053)    (34,290,835)
     Purchases of premises and equipment                                    (478,324)     (1,032,053)
     Proceeds from sales of other real estate owned, net                         924          48,390
     Net (increase) decrease in federal funds sold                         3,561,674      (4,973,533)
     Premiums paid on life insurance                                         (68,566)        (49,078)
                                                                        ------------    ------------
         NET CASH (USED IN) INVESTING ACTIVITIES                        $ (9,673,113)   $(14,218,279)
                                                                        ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand and savings deposits                         $  7,546,479    $ 14,401,646
    Net increase (decrease) in time deposits                                (582,766)      2,994,160
    Net increase in FHLB borrowings                                        1,250,000            --
    Cash dividends paid                                                     (178,639)       (164,897)
                                                                        ------------    ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                      $  8,035,074    $ 17,230,909
                                                                        ------------    ------------
         NET INCREASE IN CASH AND CASH EQUIVALENTS                      $    231,114    $  4,586,569
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             7,832,735       4,229,810
                                                                        ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  8,063,849    $  8,816,379
                                                                        ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period:
               Interest                                                 $  3,443,874    $  4,238,380
               Income taxes                                             $    582,000    $     50,200
     Net transfer to foreclosed real estate, held for sale from loans
            receivable                                                  $    105,528    $     36,500



The Notes to Consolidated Financial Statements are an integral part of these statements.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Basis of Presentation

            In the opinion of CNB Financial Services, Inc. ("CNB" or the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB financial condition as of September 30, 2003 and the results of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002.

            The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q. These financial statements should be read in conjunction with the consolidated financial statements and the notes included in CNB's Annual Report for the year ended December 31, 2002.

      Reclassifications:

            Certain 2002 amounts have been reclassified to conform with 2003 classifications. Such reclassifications had no effect on financial position and results of operations.

Note 2. Securities

            The amortized cost and estimated market value of debt securities at September 30, 2003 and December 31, 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

            Securities are summarized as follows:

                                                               SEPTEMBER 30, 2003                                 WEIGHTED
                                      -----------------------------------------------------------------------     AVERAGE
                                                             GROSS             GROSS            ESTIMATED           TAX
                                        AMORTIZED          UNREALIZED        UNREALIZED            FAIR          EQUIVALENT
                                           COST              GAINS             LOSSES             VALUE             YIELD
                                      ---------------    ---------------   ---------------    ------------      -------------
Available for sale:
    U.S. Government agencies
      and corporations
      After 1 but within 5 years           4,765,118            239,254                 -          5,004,372        4.84 %
      After 5 but within 10 years         24,417,396             67,507           205,629         24,279,274        4.33
                                      ---------------    ---------------   ---------------    ---------------
                                         $29,182,514          $ 306,761         $ 205,629        $29,283,646        4.42 %
                                      ---------------    ---------------   ---------------    ---------------
    States and political subdivisions
      Within one year                    $   250,000          $   1,468               $ -        $   251,468        6.00 %
      After 1 but within 5 years             368,462                527               376            368,613        2.40
      After 5 but within 10 years          2,199,628             35,040             4,827          2,229,841        3.36
                                      ---------------    ---------------   ---------------    ---------------
                                         $ 2,818,090          $  37,035         $   5,203        $ 2,849,922        3.47 %
                                      ---------------    ---------------   ---------------    ---------------

    Mortgage backed securities           $10,607,857          $  37,733         $  98,331        $10,547,259        4.47 %
                                      ---------------    ---------------   ---------------    ---------------

Total securities available for sale      $42,608,461          $ 381,529         $ 309,163        $42,680,827        4.37 %
                                      ===============    ===============   ===============    ===============

Restricted:
    Federal Reserve Bank stock           $   129,650          $       -         $       -        $   129,650        6.00 %
    Federal Home Loan Bank stock             858,700                  -                 -            858,700        2.00
                                      ---------------    ---------------   ---------------    ---------------
Total restricted investments             $   988,350          $       -         $       -        $   988,350        2.52 %
                                      ===============    ===============   ===============    ===============

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


        Note 2.   Securities (continued)

                                                                      December 31, 2002                           Weighted
                                      -----------------------------------------------------------------------     Average
                                                             Gross             Gross            Estimated            Tax
                                        Amortized          Unrealized        Unrealized            Fair          Equivalent
                                           Cost              Gains             Losses             Value             Yield
                                      ---------------    ---------------   ---------------    ---------------    ------------

Available for sale:
    U.S. Government agencies
      and corporations
      Within one year                    $ 5,300,481        $    26,917       $         -        $ 5,327,398         4.75 %
      After 1 but within 5 years           9,880,564            496,919                 -         10,377,483         4.76
      After 5 but within 10 years         12,135,426            187,756                 -         12,323,182         4.99
                                      ---------------    ---------------   ---------------    ---------------
                                         $27,316,471        $   711,592       $         -        $28,028,063         4.86 %
                                      ---------------    ---------------   ---------------    ---------------
    States and political subdivisions
      Within one year                    $   350,000        $     9,747       $         -        $   359,747         8.27 %
      After 5 but within 10 years            775,000             21,967                 -            796,967         6.22
                                      ---------------    ---------------   ---------------    ---------------
                                         $ 1,125,000        $    31,714       $         -        $ 1,156,714         6.86 %
                                      ---------------    ---------------   ---------------    ---------------
    Mortgage backed securities           $13,890,037        $   355,088       $         -        $14,245,125         5.20 %
                                      ---------------    ---------------   ---------------    ---------------
Total securities available for sale      $42,331,508        $ 1,098,394       $         -        $43,429,902         5.02 %
                                      ===============    ===============   ===============    ===============
Restricted:
    Federal Reserve Bank stock             $ 129,650        $         -       $         -        $   129,650         6.00 %
    Federal Home Loan Bank stock             429,000                  -                 -            429,000         3.25
                                      ---------------    ---------------   ---------------    ---------------
Total restricted investments               $ 558,650        $         -       $         -        $   558,650         3.89 %
                                      ===============    ===============   ===============    ===============



                  The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $12,856,529 at September 30, 2003 and $12,864,841 at December 31, 2002.

                  Proceeds from sales of securities available for sale (excluding maturities) during the nine months ended September 30, 2003 and the year ended December 31, 2002 were $11,628,314 and $7,075,471, respectively. Gross gains (losses) of $210,572 and $(49,499) during the nine months ended September 30, 2003 and $78,028 and $(-0-) for the year ended December 31, 2002 were realized on the respective sales.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3. Loans and Lease Receivable

            Major classifications of loans at September 30, 2003 and December 31, 2002, were as follows:

                                 SEPTEMBER 30,     DECEMBER 31,
                                     2003             2002
                                 -------------    -------------
Loans:
  Real estate                    $  95,125,345    $  83,239,409
  Commercial real estate            19,483,912       13,934,900
  Consumer                          17,251,767       22,575,379
  Commercial                         8,745,781        9,684,720
  Overdrafts                           622,395           72,763
                                 -------------    -------------
                                 $ 141,229,200    $ 129,507,171
Lease:                                 132,083          135,341
                                 -------------    -------------
                                 $ 141,361,283    $ 129,642,512
Net deferred loan fees, costs,
    premiums and discounts             228,028          172,239
Allowance for loan losses           (1,551,348)      (1,484,448)
                                 -------------    -------------
                                 $ 140,037,963    $ 128,330,303
                                 =============    =============


            An analysis of the allowance for possible loan losses is as follows:

                                  SEPTEMBER 30,          DECEMBER 31,
                           --------------------------    -----------
                              2003           2002           2002
                           -----------    -----------    -----------
Balance, Beginning         $ 1,484,448    $ 1,336,960    $ 1,336,960
    Provision charged to
        operations             194,000        152,000        261,000
    Recoveries                  50,689         31,346         37,230
    Loans charged off         (177,789)       (98,053)      (150,742)
                           -----------    -----------    -----------
Balance, Ending            $ 1,551,348    $ 1,422,253    $ 1,484,448
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

                                                                             SEPTEMBER 30,                     DECEMBER 31,
                                                                ---------------------------------------     -----------------
                                                                      2003                  2002                  2002
                                                                -----------------     -----------------     -----------------
Nonaccrual  loans                                                      $ 625,137             $   9,338             $  12,711
Loans past due 90 days or more still accruing interest                    81,152               116,145               553,170
                                                                ----------------      ----------------      ----------------
     Total                                                             $ 706,289             $ 125,483             $ 565,881
                                                                ================      ================      ================

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 4.  Time Deposits

            At September 30, 2003, the scheduled maturities of time deposits are as follows:

                                             TIME DEPOSITS                  ALL TIME
                                           $100,000 AND OVER                DEPOSITS
                                           -----------------                --------
Within 3 months                               $  7,965,685                $ 16,030,053
3 months thru 6 months                           2,152,162                   7,348,274
6 months thru 12 months                          4,749,210                  11,217,270
Over 12 months                                  21,591,189                  59,643,099
                                              ------------                ------------
                                              $ 36,458,246                $ 94,238,696
                                              ============                ============

Note 5.  Federal Home Loan Bank Borrowings

                                                        SEPTEMBER 30,                  DECEMBER 31,
                                         ---------------------------------------    -----------------
                                               2003                  2002                 2002
                                         -----------------     -----------------    -----------------
Federal Home Loan Bank advances               $ 1,250,000          $    -               $    -

            Citizens National Bank is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh and, as such, can take advantage of the FHLB program for overnight and term advances at published daily rates. Federal Home Loan Bank advances mature through October 2003 and carry an interest rate of 1.3%. Under the terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying mortgages and US government agencies and mortgage-backed securities. In addition, all of the Bank's stock in the FHLB is pledged as collateral for such debt. Advances available under this agreement are limited by available and qualifying collateral and the amount of FHLB stock held by the borrower.

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

                  The Bank has entered into an option to purchase a parcel of land in the Spring Mills Development in Berkeley County, West Virginia on July 22, 2003. The original option was for 90 days and has been renewed and will expire on December 19, 2003. The bank expects to exercise the option to purchase the land. Subject to regulatory approval, the bank further intends to construct a full-service branch facility. The expected building completion date is during the fourth quarter of 2004. A $5,000 deposit was paid and will be applied to the purchase price at closing and the Bank has incurred additional expenses in connection with the purchase of this parcel of land of $6,705 as of September 30, 2003.

                  The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three and nine months ended September 30, 2003 and 2002. This discussion may include forward-looking statements based upon management's expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion and have based all average balances on daily averages.

EARNINGS SUMMARY

                  Net income for the three months ended September 30, 2003 was $599,000 or $1.31 per share compared to $297,000 or $0.65 per share for the same period in 2002. Annualized return on average assets and average equity were 1.2% and 14.2% respectively, for the three months ended September 30, 2003, compared with .6% and 7.5%, respectively, for the three months ended September 30, 2002.

                  Net income for the nine months ended September 30, 2003 was $1,355,000 or $2.96 per share compared to $937,000 or $2.05 per share for the same period in 2002. Annualized return on average assets and average equity were .9% and 10.7% respectively, for the nine months ended September 30, 2003, compared with .7% and 8.2%, respectively, for the nine months ended September 30, 2002.

                  Growth in net income for the year 2004 is projected to slow down compared to the growth in net income for 2003 due to the additional expenses related to the projected opening of a new branch facility and the slowing of the maturities of the higher interest bearing 36 month Certificate of Deposits causing interest expense to level out. The steady loan growth is expected to continue through 2004 although not at the level experienced in the recent past. As a result of lower interest rates and slower loan growth, interest income on loans will be impacted.

NET INTEREST INCOME

                  Net interest income represents the primary component of CNB's earnings. It is the difference between interest and fee income related to earning assets and interest expense incurred to carry interest-bearing liabilities. Changes in the volume and mix of interest earning assets and interest bearing liabilities, as well as changing interest rates, impact net interest income. To manage these changes, their impact on net interest income and the risk associated with them, CNB utilizes an ongoing asset/liability management program. This program includes analysis of the difference between rate sensitive assets and rate sensitive liabilities, earnings sensitivity to rate changes, and source and use of funds. A discussion of net interest income and the factors impacting it is presented below.

                  Net interest income for the three months ended September 30, 2003 increased by $397,000 or 26.0% over the same period in 2002. Interest income for the three months ended September 30, 2003 increased by $34,000 or 1.2% compared to the same period in 2002, while interest expense decreased by $363,000 or 23.8% during the three months ended September 30, 2003, as compared to the same period in the prior year.

                  Net interest income for the nine months ended September 30, 2003 increased by $863,000 or 19.1% over the same period in 2002. Interest income for the nine months ended September 30, 2003 increased by $64,000 or 0.8% compared to the same period in 2002, while interest expense decreased by $799,000 or 19.7% during the nine months ended September 30, 2003, as compared to the same period in the prior year.

                  Increased net interest income for the three and nine month periods is attributable to a significantly higher level of net interest earning assets offset by a decrease in the rates earned thereon. The Bank continues to experience a shift in the asset mix from lower yielding overnight federal funds and investment securities to higher yielding loans due to the continued high loan demand. The decrease in the rates earned on interest earning assets is due to the current economic conditions. The Bank has continued to experience steady deposit growth. Although the average balance on interest bearing liabilities increased, total interest expense decreased due to a decrease in the average rates paid on all interest bearing liabilities. The Bank's higher loan demand and steady deposit growth has resulted in an increased loan to deposit ratio.

                  During the third quarter of 2003 compared to the same period in 2002, average net interest earning assets increased $9.6 million or 5.5% and average net interest bearing liabilities increased $5.2 million or 3.6% resulting in increased net interest income. CNB experienced a 62 basis point increase in the ratio of net interest income to average interest earning assets. The 109 basis point decrease in rates paid on average interest bearing liabilities offset by a 33 basis point decrease in rates earned on average interest earning assets contributed to the increase in the net interest margin. See Table 1 and Table 2 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential.

                  The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities.

     TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL


                                                          SEPTEMBER 30, 2003                              SEPTEMBER 30, 2002
                                               -----------------------------------------      ----------------------------------
                                                    QTR                                           QTR           QTR
                                                  AVERAGE         QTR            YIELD/         AVERAGE       AVERAGE    YIELD/
                                                  BALANCE Q     INTEREST          RATE  (4)      BALANCE      INTEREST    RATE  (4)
                                               -----------------------------------------      ----------------------------------
                                                                          (IN THOUSANDS OF DOLLARS)
Interest earning assets:
    Federal funds sold                            $   1,785       $     3          0.90 %         $   7,167     $    30    1.65 %
    Securities:
      Taxable                                        42,980           434          4.04              46,862         567    4.84
      Tax-exempt (1)                                  1,526            13          5.16                 889          10    6.82
    Loans (net of unearned interest) (2)(5)(6)      138,341         2,334          6.75             120,081       2,176    7.25
                                               -----------------------------------------      ----------------------------------
        Total interest earning assets (1)         $ 184,632       $ 2,784          6.03 %         $ 174,999     $ 2,783    6.36 %
                                               -----------------------------------------      ----------------------------------
Nonearning assets:
    Cash and due from banks                       $   7,193                                       $   7,056
    Bank premises and equipment, net                  4,674                                           4,759
    Other assets                                      3,061                                           2,523
    Allowance for loan losses                        (1,553)                                         (1,417)
                                               -------------                                  --------------
        Total assets                              $ 198,007                                       $ 187,920
                                               =============                                  ==============
Interest bearing liabilities:
    Savings deposits                              $  23,211       $    29          0.50 %         $  20,470     $    25    0.49 %
    Time deposits                                    94,107           854          3.63              95,625       1,217    5.09
    NOW accounts                                     25,775            72          1.12              24,767          81    1.31
    Money market accounts                             7,276            14          0.77               5,014          12    0.96
    Borrowings                                          747             2          1.07                   -           -
                                               -----------------------------------------      ----------------------------------
        Total interest bearing liabilities        $ 151,116       $   971          2.57 %         $ 145,876     $ 1,335    3.66 %
                                               -----------------------------------------      ----------------------------------
Noninterest bearing liabilities:
    Demand deposits                               $  27,359                                       $  24,092
    Other liabilities                                 2,610                                           2,062
    Shareholders' equity                             16,922                                          15,890
                                               -------------                                  --------------
        Total liabilities and

           shareholders' equity                   $ 198,007                                       $ 187,920
                                               =============                                  ==============
                                                            --------------                                  ------------
Net interest income (1)                                           $ 1,813                                       $ 1,448
                                                            ==============                                  ============
Net interest spread (3)                                                            3.46 %                                  2.70 %
                                                                          ==============                                ========
Net interest income to average
    interest earning assets (1)                                                    3.93 %                                  3.31 %
                                                                          ==============                                ========

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

(5) Interest income on loans excludes fees of $111,000 in 2003 and $78,000 in 2002.

(6) Interest income on loans includes fees of $41,255 in 2003 and $28,031 in 2002 from the Business Manager Program, student loans and lease receivables.

     TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL


                                                         SEPTEMBER 30, 2003                               SEPTEMBER 30, 2002
                                               -----------------------------------------      -------------------------------------
                                                    YTD                                           YTD
                                                  AVERAGE            YTD         YIELD/          AVERAGE        YTD       YIELD/
                                                  BALANCE          INTEREST      RATE  (4)       BALANCE      INTEREST     RATE  (4)
                                               ---------------------------------------------------------------------------------
                                                                          (IN THOUSANDS OF DOLLARS)
Interest earning assets:
   Federal funds sold                             $   1,894       $    16          1.07 %         $   4,850    $    66     1.64 %
   Securities:
     Taxable                                         44,660         1,453          4.34              48,039      1,756     4.87
     Tax-exempt (1)                                   1,201            33          5.55                 622         19     6.17
   Loans (net of unearned interest) (2)(5)(6)       134,290         6,817          6.77             115,760      6,481     7.46
                                               -----------------------------------------      ----------------------------------
        Total interest earning assets (1)         $ 182,045       $ 8,319          6.09 %         $ 169,271    $ 8,322     6.56 %
                                               -----------------------------------------      ----------------------------------
Nonearning assets:
   Cash and due from banks                        $   6,695                                       $   6,580
   Bank premises and equipment, net                   4,731                                           4,549
   Other assets                                       3,090                                           2,441
   Allowance for loan losses                         (1,527)                                         (1,394)
                                               -------------                                  --------------
        Total assets                              $ 195,034                                       $ 181,447
                                               =============                                  ==============
Interest bearing liabilities:
   Savings deposits                               $  22,590          $ 84          0.50 %         $  19,278    $    91     0.63 %
   Time deposits                                     94,779         2,924          4.11              94,978      3,694     5.19
   NOW accounts                                      24,861           213          1.14              22,671        236     1.39
   Money market accounts                              6,643            38          0.76               5,076         40     1.05
   Borrowings                                           257             3          1.56                   -          -
                                               -----------------------------------------      ----------------------------------
        Total interest bearing liabilities        $ 149,130       $ 3,262          2.92 %         $ 142,003    $ 4,061     3.81 %
                                               -----------------------------------------      ----------------------------------
Noninterest bearing liabilities:
   Demand deposits                                $  26,794                                       $  22,178
   Other liabilities                                  2,446                                           1,938
   Shareholders' equity                              16,664                                          15,328
                                               -------------                                  --------------
        Total liabilities and
           shareholders' equity                   $ 195,034                                       $ 181,447
                                               =============                                  ==============
                                                            --------------                                  -----------
Net interest income (1)                                           $ 5,057                                      $ 4,261
                                                            ==============                                  ===========
Net interest spread (3)                                                            3.17 %                                  2.75 %
                                                                          ==============                               =========
Net interest income to average
   interest earning assets (1)                                                     3.70 %                                  3.36 %
                                                                          ==============                               =========

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

(5) Interest income on loans excludes fees of $318,000 in 2003 and $251,000 in 2002.

(6) Interest income on loans includes fees of $110,594 in 2003 and $128,309 in 2002 from the Business Manager Program, student loans and lease receivables.

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

      The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended September 30, 2003, and September 30, 2002, amounted to $57,000 and $41,000, respectively. The provision for loan losses for the nine months ended September 30, 2003, and September 30, 2002, amounted to $194,000 and $152,000, respectively. Loan quality remains stable and past dues are minimal while nonaccruals have shown an increase. Nonaccruals have increased primarily due to two borrowers one of which has a commercial real estate loan with a principal balance of $315,000 which the borrower is in the process of selling the business. The sale should be consummated with the Bank expecting the loan to be paid in full within the fourth quarter of 2003. The other borrower has three loans with principal balances totaling $159,000, which are in the process of being consolidated. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require additional reserves as a result of their examination of the bank. See "Nonperforming Assets and Allowance for Loan Losses" for further discussion.

NONINTEREST INCOME

      Noninterest income for the three months ended September 30, 2003 increased $142,000 or 43.4% to $471,000 from $328,000 in the third quarter of 2002. The increase in noninterest income is attributable to fees generated from the Bounce Protection program, debit cards, gain on sale of loans and gain on sale of investment securities offset by a decrease in overdraft fees and ATM fees. The fees related to the Bounce Protection program and debit cards have a direct correlation to the increased deposit base of the bank.

      Noninterest income for the nine months ended September 30, 2003 increased $258,000 or 24.5 % to $1.3 million from $1.1 million for the same period in 2002. The increase in noninterest income was attributable to fees generated from the Bounce Protection program, debit card income, gain on sale of loans and gain on sale of investment securities offset by a decrease in overdraft fees, trust fee income and gain on sale of other real estate owned. The decrease in trust fees was a direct result of the fees earned from the settlement of an estate in the second quarter of 2002.

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

NONINTEREST EXPENSES

      Noninterest expenses for the three and nine months ended September 30, 2003, increased $53,000 or 3.9% and $392,000 or 9.9% primarily due to increases in salaries and employee benefits, occupancy expense, furniture, fixtures and equipment expenses and other operating expenses. Salaries increased due to normal recurring merit increases and remuneration in connection with the conversion of the Bank's core processing system. Employee benefit costs rose due to increased health insurance and pension costs. The increase in occupancy expense was due to an increase in depreciation relating to the new south Martinsburg branch facility and general building repairs and maintenance expenses. The increase in furniture and equipment expense was due to an increase in depreciation expense relating to the new computer equipment, software and peripherals associated with the upgrade of the Bank's technology systems. Another factor relating to the increase in furniture and equipment expense was an increase in the cost and number of equipment maintenance contracts the Bank entered into. The increase in other operating expenses was due to an increase in stationery, supplies & printing, postage, data processing, bounce protection expense and debit card expense offset by a decrease in telephone, advertising and ATM (Automated Teller Machine) expense.

INCOME TAXES

      The Bank's provision for income taxes increased $169,000 or 105.3% to $329,000 for the three months ended September 30, 2003 and increased $270,000 or 53.4% to $776,000 for the nine months ended September 30, 2003. The effective tax rates for the third quarter of 2003 and 2002 were 35.5% and 35.1%, respectively and for the first nine months of 2003 and 2002 were 36.4% and 35.0%, respectively. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities.

FINANCIAL CONDITION

      The Bank's total assets at September 30, 2003 increased $8.7 million or 4.6% to $200.3 million from December 31, 2002 due primarily to a $11.7 million increase in loans, $231,000 increase in cash and due from banks, $430,000 increase in Federal Home Loan Bank stock, $350,000 increase in deferred income taxes and a $312,000 increase in other assets offset by a $3.6 million decrease in federal funds sold and a $749,000 decrease in investment securities. The Bank's total liabilities increased $8.4 million or 4.8% to $183.7 million at September 30, 2003, consisting of deposit growth, which increased to $180.0 million and an increase of $1.3 million in borrowings and an increase of $497,000 in accrued expenses and other liabilities. Shareholders' equity increased $347,000 to $16.6 million at September 30, 2003, primarily due to net income of $1.4 million offset by the semi-annual cash dividend of $179,000 and a $829,000 decrease in accumulated other comprehensive income. The components of accumulated other comprehensive income at September 30, 2003, were unrealized gains and losses on available for sale securities, net of deferred income taxes and minimum pension liability adjustment, net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results unless the securities are actually sold.

LOAN PORTFOLIO

      At September 30, 2003, total loans increased $11.7 million or 9.1% to $140.0 million from $128.3 million at December 31, 2002. The loan mix showed a slight change compared with December 31, 2002. The loan portfolio change is primarily due to the reclassification of loans within the loan portfolio during the Bank's recent mainframe computer conversion. The Bank feels additional growth in all lending areas is possible during the remainder of 2003.

NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

      Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, restructured loans and other real estate owned. The following table summarized the Bank's nonperforming assets as of the periods shown:

                                                     SEPTEMBER 30,                DECEMBER 31,
                                         ------------------------------------   ----------------
                                              2003                2002               2002
                                         ----------------    ----------------   ----------------
 Nonaccrual loans                              $ 625,137           $   9,338          $  12,711

 Loans past due 90 days or more
    still accruing interest                       81,152             116,145            553,170
                                         ----------------    ----------------   ----------------
 Total nonperforming loans                     $ 706,289           $ 125,483          $ 565,881
                                         ----------------    ----------------   ----------------
 Other real estate owned                       $ 107,619           $   6,500          $   1,800
                                         ----------------    ----------------   ----------------
 Total nonperforming assets                    $ 813,908           $ 131,983          $ 567,681
                                         ================    ================   ================
 Nonperforming loans/Total loans                   0.50%               0.10%              0.44%
 Nonperforming assets/Total assets                 0.41%               0.07%              0.30%
Allowance for loan losses/Total loans              1.11%               1.19%              1.16%




      As of September 30, 2003, the Bank has no loans which management considers to be impaired. Management is aware of two borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $700,251. A specific allowance of $57,633 related to these loans has been established as part of the allowance for loan losses. The loans are collateralized and management anticipates any additional potential loss would be minimal.

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

      The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. At September 30, 2003, the allowance for loans losses totaled $1.6 million compared to $1.5 million at December 31, 2002. The allowance for loans losses as a percentage of loans was 1.1% as of September 30, 2003 compared to 1.2% as of December 31, 2002.

      An analysis of the allowance for loan losses is summarized below:

In thousands                               SEPTEMBER 30,                               DECEMBER 31,
                              ---------------------------------------     ------------------------------------------
                                              2003                                        2002
                              ---------------------------------------     ------------------------------------------
                                                      PERCENT OF                                  PERCENT OF
                                                     LOANS IN EACH                               LOANS IN EACH
                                                      CATEGORY TO                                 CATEGORY TO
                                   AMOUNT             TOTAL LOANS              AMOUNT             TOTAL LOANS
                              ------------------   -----------------------------------------   ---------------------
Commercial, financial                   $   569                   20 %              $   330                   18 %
    and agriculture
Real estate - residential                   375                   67                    391                   65
     mortgage
Installment and other                       247                   13                    364                   17
Unallocated                                 360                  N/A                    399                  N/A
                              ------------------   --------------------   ------------------   ---------------------
       Total                            $ 1,551                  100 %              $ 1,484                  100 %
                              ==================   ====================   ==================   =====================

         DEPOSITS

                  The Bank's deposits increased $7.0 million or 4.0% during the nine months ended September 30, 2003. The Bank has experienced a slight change in the deposit account mix during the first nine months of 2003. Steady growth continues in interest-bearing demand and savings deposits. The increase is primarily due to the continued customer growth in the Bank's market area of Morgan and Berkeley Counties, West Virginia and also to the maturity of rate sensitive certificate of deposits and customers temporarily placing their money in demand or savings accounts. The Bank has experienced a slight decrease in rate sensitive jumbo certificate of deposits during the first nine months of 2003. The decrease is primarily due to the maturity of the 36-month Ultimate Certificate of Deposit. These maturities are offset by an increase in other time deposits. Deposits, in general, have experienced an increase due to customer's concerns with the weak economy and stock market.

         CAPITAL RESOURCES

                  Shareholders' equity increased $347,000 or 2.1% during the first nine months of 2003 due to $1.4 million in net income offset by the semi-annual cash dividend of $179,000 and a $829,000 decrease in accumulated other comprehensive income. The Bank is subject to regulations of the Office of the Comptroller of the Currency that impose certain minimum regulatory capital requirements. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was "well capitalized" at September 30, 2003. The following table summarized, as of September 30, 2003, the Bank's capital ratios.

                                                       Components               Actual             Required
                                                       of Capital                Ratio              Ratio
                                                       ----------                -----              -----
         Tier 1 Capital                                 $16,573                  8.4%               4.0%
         Total Risk Based Capital                       $18,068                 15.1%               8.0%

         RECENTLY ISSUED ACCOUNTING STANDARDS

                  In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement should be applied prospectively for contracts entered into or modified after September 30, 2003.

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

                     The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold. At September 30, 2003, these totaled $43.2 million, or 21.6% of total assets. In addition, liquidity may be generated through loan repayments and over $3.0 million of available borrowing arrangements with correspondent banks. At September 30, 2003, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $1.9 million of cash from operations in the first nine months of 2003, which compares to $1.6 million during the same time period in 2002. Additional cash of $8.0 million was generated through net financing activities through September 30, 2003, which compares to $17.2 million for the first nine months of 2002. These proceeds along with proceeds from the sales and maturities of investment securities were used to fund loans and purchase securities during each year. Net cash used in investing activities totaled $9.7 million during the first nine months of 2003 compared to $14.2 million during the same time period in 2002. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

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

         The Bank's base-line scenario holds the prime rate constant at 4.00 percent through September 2004. Based on the October 2003 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing or decreasing interest rate scenario.

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

                  There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. The Company converted to the use of new software for its core processing system on February 14, 2003. The conversion significantly affected the Company's accounting systems as well as the loan and deposit processing. The conversion resulted in changes to procedures and controls, both manual and through electronic data processing. Throughout the preparation for the conversion, the new procedures and controls were reviewed and planned for and are in the implementation stage. Although, the Company's procedures and controls have changed with the conversion, management's conclusion that the controls are adequate and effective has not changed.

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

                  Date of Report       Item      Description
                  --------------       ----      -----------

                  November 7, 2003     12        The Company issued a press
                                                 release that announced
                                                 operating results of its
                                                 first nine months
                                                 ended September 30, 2003

                                   SIGNATURES

  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  CNB Financial Services, Inc.
  ----------------------------
         (Registrant)

  Date       November 13, 2003      /s/ Thomas F. Rokisky, President/CEO
             -----------------      ------------------------------------

  Date       November 13, 2003      /s/ Rebecca S. Stotler, Vice President/CFO
             ------------------     ------------------------------------------