Form 10-K
period 2003-12-31
CNB FINANCIAL SERVICES INC
filed 2004-03-29
CIK 1113336

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    Form 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

                                       Or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-30665

                          CNB Financial Services, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   United States of America                           55 - 0773918
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

101 S. Washington Street, Berkeley Springs, WV                 25411
----------------------------------------------       ---------------------------
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

As of March 24, 2004, there were 458,048 shares of Common Stock, Par Value $1.00 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
PART I

Item 1.       Business.................................................................................       3
Item 2.       Properties...............................................................................       7
Item 3.       Legal Proceedings........................................................................       7
Item 4.       Submission of Matters to a Vote of Security Holders......................................       7

PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters....................       8
Item 6.       Selected Financial Data..................................................................       9
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations....      10
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk...............................      28
Item 8.       Financial Statements and Supplementary Data..............................................      29
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosures....      59
Item 9A.      Controls and Procedures..................................................................      59

PART III

Item 10.      Directors and Executive Officers of the Registrant.......................................      60
Item 11.      Executive Compensation...................................................................      62
Item 12.      Security Ownership of Certain Beneficial Owners and Management...........................      63
Item 13.      Certain Relationships and Related Transactions...........................................      64
Item 14.      Principal Accountant's Fees and Services.................................................      64

PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................      65

SIGNATURES ............................................................................................      66

FORWARD LOOKING STATEMENTS

         In our Annual Report and Form 10-K, we include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plans," "intends," or similar words or expressions. You should read statements that contain these words carefully because they discuss our future expectations or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our shareholders. However, there may be events in the future that we are not able to predict accurately or control. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we must inform you that a variety of factors could cause CNB Financial Services, Inc.'s actual results and experiences to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. Our ability to predict the results of the effect of future plans and strategies is inherently uncertain. Some of the risks and uncertainties that may affect the operations, performance, development and results of CNB Financial Services, Inc.'s business include:

-    Changes in market interest rates;

-    Local and national economic trends and conditions;

- Competition for products and services among community, regional and national financial institutions;

-    New services and product offerings by competitors;

-    Changes in customer preferences;

-    Changes in technology;

-    Legislative and regulatory changes;

-    Delinquency rates on loans; and

-    Changes in accounting principles, policies or guidelines;

         You should consider these factors in evaluating any forward-looking statements and not place undue reliance on such statements. We are not obligated to publicly update any forward looking statements we may make in this Form 10-K or our Annual Report to reflect the impact of subsequent events.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

ORGANIZATIONAL HISTORY AND SUBSIDIARIES

         CNB Financial Services, Inc. (the "Company") was organized under the laws of West Virginia in March 2000 at the direction of the Board of Directors of Citizens National Bank (the "Bank" or "Citizens National Bank") for the purpose of becoming a financial services holding company. The Company and its subsidiary are collectively referred to herein as "CNB".

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

         CNB became a 50% member of a limited liability company, Morgan County Title Insurance Agency, LLC in February 2001, for the purpose of selling title insurance. As of January 2003, CNB's percentage of ownership in Morgan County Title Insurance Agency, LLC decreased to 33%.

         The Bank was organized on June 20, 1934 and has operated as a national banking association continuously since that time. The Bank formed CNB Insurance Services, Inc., a wholly owned subsidiary, which is a property and casualty insurance agency selling primarily personal lines of insurance.

EMPLOYEES

         As of December 31, 2003 and 2002, CNB employed 87 and 81 full-time equivalent employees, respectively.

BUSINESS OF CNB FINANCIAL SERVICES, INC. AND CITIZENS NATIONAL BANK

         The Company's primary function is to direct, plan and coordinate the business activities of the Bank and its subsidiary.

         Citizens National Bank is a full-service commercial bank conducting general banking and trust activities through four full-service offices and five automated teller machines located in Morgan and Berkeley Counties, West Virginia. The Bank exercised an option to purchase a parcel of land in Falling Waters, Berkeley County, West Virginia for the future site of an additional full-service branch. On January 26, 2004, CNB entered into a Purchase and Assumption Agreement with Fidelity Bank to acquire its full service branch in Hancock, Maryland.

         Citizens National Bank accepts time, demand and savings deposits including NOW accounts, regular savings accounts, money market accounts, fixed-rate certificates of deposit and club accounts. In addition, the Bank provides safe deposit box rentals, wire transfer services and 24-hour ATM services through a regional network known as STAR. STAR is a participant in the nationwide Cirrus network.

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

COMPETITION

         Citizens National Bank faces a high degree of competition for all its services from local banks. Within its market area of Morgan and Berkeley Counties in West Virginia and Washington County in Maryland, numerous competing commercial banks exist.

         Nonbank competition has also increased in recent years locally by the establishment of finance and mortgage companies and the expansion of insurance operations and credit unions, as well as from mutual funds located throughout the country.

         West Virginia banks are allowed unlimited branch banking throughout the State. The Interstate Banking and Branch Efficiency Act of 1994 also authorizes interstate branching by acquisition and consolidation nationwide. These and similar provisions impacting both the banking and thrift industries may serve to intensify future competition within the Bank's market.

AVAILABLE INFORMATION

         Our Internet address is WWW.CNBWV.COM. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, and our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

SUPERVISION AND REGULATION

         The following is a summary of certain statutes and regulations affecting the Company and its subsidiaries and is qualified in its entirety by reference to such statutes and regulations:

         BANK HOLDING COMPANY REGULATION. The Company is a bank holding company under the Bank Holding Company Act of 1956 ("BHCA"), which restricts the activities of the Company and any acquisition by the Company of voting stock or assets of any bank, savings association or other company. The Company is subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board. The Company's subsidiary bank is subject to restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to the Company or its subsidiaries, investments in the stock or other securities thereof and the taking of such stock or securities as collateral for loans to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of the Company and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to the Company and other subsidiaries. The Bank is prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve Board. The Company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by the Company or its subsidiaries.

         The BHCA also permits the Company to purchase or redeem its own securities. However, Regulation Y provides that prior notice must be given to the Federal Reserve Board if the gross consideration for such purchase or consideration, when aggregated with the net consideration paid by the Company for all such purchases or redemptions during the preceding 12 months, is equal to 10 percent or more of the Company's consolidated net worth. Prior notice is not required if (i) both before and immediately after the redemption, the bank holding company is well-capitalized; (ii) the financial holding company is well-managed and (iii) the bank holding company is not the subject of any unresolved supervisory issues.

         The Gramm-Leach-Bliley Act (also known as the Financial Services Modernization Act of 1999) permits bank holding companies to become financial holding companies. This allows them to affiliate with securities firms and insurance companies and to engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

         The Financial Services Modernization Act defines "financial in nature" to include: securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating.

         BANK SUBSIDIARY REGULATION. The Bank, as a national banking association, is subject to supervision, examination and regulation by the Office of the Comptroller of the Currency ("OCC"). It is also a member of the Federal Reserve System, and as such is subject to applicable provisions of the Federal Reserve Act and regulations issued thereunder.

         The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law. Accordingly, the Bank is also subject to regulation by the FDIC. The FDIC may terminate a bank's deposit insurance upon finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the bank's regulatory agency.

CAPITAL REQUIREMENTS

         As a bank holding company, the Company is subject to Federal Reserve Board risk-based capital guidelines. The guidelines establish a systematic framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into account and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance-sheet commitments into four weighted categories, with higher levels of capital being required for categories perceived as representing greater risk. The Bank is subject to substantially similar capital requirements adopted by its applicable regulatory agencies. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established a regulatory framework which ties the level of supervisory intervention by bank regulatory authorities primarily to a depository institution's capital category. Among other things, FDICIA authorized regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. FDICIA established five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The Company is well capitalized as detailed in Note 19 to the accompanying consolidated financial statements.

FEDERAL AND STATE LAWS

         The Bank is subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of a bank to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent a bank lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas.

MONETARY POLICY AND ECONOMIC CONDITIONS

         The business of financial institutions is affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies, including the Federal Reserve Board. The Federal Reserve Board regulates money and credit conditions and interest rates to influence general economic conditions primarily through open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in the reserve requirements against depository institutions' deposits. These policies and regulations significantly affect the overall growth and distribution of loans, investments and deposits, and the interest rates charged on loans, as well as the interest rates paid on deposits and accounts.

         The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy and the money markets and the activities of monetary and fiscal authorities, the Company cannot definitely predict future changes in interest rates, credit availability or deposit levels.

EFFECT OF ENVIRONMENTAL REGULATION

         The Bank's primary exposure to environmental risk is through its lending activities. In cases when management believes environmental risk potentially exists, the Bank mitigates its environmental risk exposures by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral.

         With regard to residential real estate lending, management reviews those loans with inherent environmental risk on an individual basis and makes decisions based on the dollar amount of the loan and the materiality of the specific credit.

         The Company anticipates no material effect on anticipated capital expenditures, earnings or competitive position as a result of compliance with federal, state or local environmental protection laws or regulations.

INTERNATIONAL MONEY LAUNDERING ABATEMENT AND
ANTI-TERRORIST FINANCING ACT OF 2001 (USA PATRIOT ACT)

         The International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the "Patriot Act") was adopted in response to the September 11, 2001 terrorist attacks. The Patriot Act provides law enforcement with greater powers to investigate terrorism and prevent future terrorist acts. Among the broad-reaching provisions contained in the Patriot Act are several designed to deter terrorists' ability to launder money in the United States and provide law enforcement with additional powers to investigate how terrorists and terrorist organizations are financed. The Patriot Act creates additional requirements for banks, which were already subject to similar regulations. The Patriot Act authorizes the Secretary of the Treasury to require financial institutions to take certain "special measures" when the Secretary suspects that certain transactions or accounts are related to money laundering. These special measures may be ordered when the Secretary suspects that a jurisdiction outside of the United States, a financial institution operating outside of the United States, a class of transactions involving a jurisdiction outside of the United States or certain types of accounts are of "primary money laundering concern." The special measures include the following: (a) require financial institutions to keep records and report on the transactions or accounts at issue; (b) require financial institutions to obtain and retain information related to the beneficial ownership of any account opened or maintained by foreign persons; (c) require financial institutions to identify each customer who is permitted to use a payable-through or correspondent account and obtain certain information from each customer permitted to use the account; and (d) prohibit or impose conditions on the opening or maintaining of correspondent or payable-through accounts.

CRITICAL ACCOUNTING POLICIES

         CNB's financial position and results of operations are impacted by management's application of accounting policies involving judgments made to arrive at the carrying value of certain assets. Management's greatest challenge in implementing its policies is the need to make estimates about the effect of matters that are inherently less than certain. For a detailed discussion of CNB's significant accounting policies, see Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. A material estimate that is susceptible to significant change is the determination of the allowance for loan losses. Both the estimates of the amount of the allowance for loan losses and the placement of loans on non-accrual status affect the carrying amount of the loan portfolio.

         The allowance for loan losses is a subjective judgment that management must make regarding the loan portfolio, and is established and maintained at levels that management believes are adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Where there is a question as to the impairment of a specific loan, management obtains valuations of the property or collateral securing the loan, and current financial information of the borrower, including financial statements, when available. Since the calculation of appropriate loan loss allowances relies on management's estimates and judgments relating to inherently uncertain events, actual results may differ from these estimates. The

American Institute of Certified Public Accountants is preparing further guidance for calculating the allowance for loan losses. Implementation of that guidance could result in an adjustment to the allowance. For a more detailed discussion on the allowance for loan losses, see Nonperforming Loans and Allowance For Loan Losses in this Management's Discussion and Analysis and Allowance for Loan Losses in Note 1: Summary of Significant Accounting Policies and Note 4: Loans and Leases Receivable in the Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES

CNB Financial Services, Inc.

         CNB's headquarters are located at the main office of Citizens National Bank located at 101 South Washington Street, Berkeley Springs, West Virginia.

Citizens National Bank

         The principal executive office and main banking office is located at 101 South Washington Street, Berkeley Springs, West Virginia. In addition, the bank has owned and operated a full service branch bank located at 2450 Valley Road, Berkeley Springs, West Virginia since 1991. In October 1998, the bank opened a full service branch located at 2646 Hedgesville Road, Martinsburg, West Virginia. In March 2002, the bank opened an additional full service branch located at 14994 Apple Harvest Drive, Martinsburg, West Virginia. The main banking office and each location in Berkeley County provides ATM services, in addition to traditional lobby and drive-in services. In December 2003, the Bank exercised an option to purchase a parcel of land in Falling Waters, Berkeley County West Virginia for the future site of a full-service branch. The construction of the branch is expected to be completed during the fourth quarter 2004. On January 26, 2004, CNB entered into a Purchase and Assumption Agreement with Fidelity Bank to acquire its full service branch in Hancock, Maryland. During 1998, the bank purchased two cash machines and placed them at Cacapon State Park Lodge and the Woods Resort. In November of 1998, the bank acquired CNB Insurance Services, Inc. which is operated out of the main office in Berkeley Springs. The main office and branches are owned free and clear of any indebtedness. The net book value of the bank's premises and equipment as of December 31, 2003 is $5.3 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The price of CNB's common stock ranged from $67.50 to $100.00 in 2003 and from $63.50 to $90.00 in 2002. The prices listed below represent the high and low market prices for stock trades reported during each quarter.

                                                              PER SHARE
                      HIGH                  LOW                DIVIDEND
                      ----                  ---                --------
2003
First quarter       $ 100.00              $ 100.00
Second quarter      $ 100.00              $  70.00             $  0.39
Third quarter       $  80.00              $  67.50
Fourth quarter      $      -              $      -             $  0.81

2002
First quarter       $  90.00              $  63.50
Second quarter      $  85.00              $  85.00             $  0.36
Third quarter       $  70.50              $  73.50
Fourth quarter      $  70.00              $  70.00             $  0.66

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

         The ability of CNB to pay dividends is subject to certain limitations imposed by national banking laws. As of March 5, 2004, the number of record holders was 612.

ITEM 6. SELECTED FINANCIAL DATA

TABLE 1. FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

                                      2003         2002          2001         2000        1999
                                      ----         ----          ----         ----        ----
                                              In thousands except for per share data
AT YEAR-END
     Total assets                   $ 201,056    $ 191,602    $ 171,541    $ 149,982    $ 138,648
     Securities available for sale     39,362       43,430       49,668       35,374       31,187
     Loans and lease, net of
        unearned income               146,273      129,815      111,874      105,220       98,272
     Deposits                         180,899      173,063      154,381      133,996      124,510
     Shareholders' equity              16,569       16,270       14,926       13,864       12,249

SIGNIFICANT RATIOS
     Return on average assets            0.89%        0.71%        0.77%        0.91%        0.90%
     Return on average
        shareholders' equity            10.44         8.38         8.49        10.16         9.66
     Average shareholders' equity
        to average assets                8.48         8.49         9.12         9.00         9.35
     Net interest margin                 3.83         3.36         3.73         4.03         4.01

SUMMARY OF OPERATIONS
     Interest income                $  11,569    $  11,489    $  11,868    $  11,035    $   9,945
     Interest expense                   4,152        5,342        5,937        5,365        4,597
     Net interest income                7,417        6,147        5,931        5,670        5,348
     Provision for loan losses            312          261          226          170          118
     Net interest income after
        provision for loan losses       7,105        5,886        5,705        5,500        5,230
     Non-interest income                1,728        1,403        1,025          843          565
     Non-interest expense               6,007        5,300        4,794        4,279        3,954
     Income before income taxes         2,826        1,989        1,936        2,064        1,841
     Income tax expense                 1,083          681          700          758          621
     Net income                         1,743        1,308        1,236        1,306        1,220

PER SHARE DATA (1)
     Net income                     $    3.80    $    2.86    $    2.70    $    2.85    $    2.66
     Cash dividends                      1.20         1.02         1.02         1.02         1.00
     Net book value                     36.17        35.52        32.59        30.27        26.74

(1) Restated to reflect the formation of CNB Financial Services, Inc. and the acquisition of Citizens National Bank and subsidiary on August 31, 2000 and accounted for as a pooling of interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB, for the years ended December 31, 2003 and 2002. This discussion and analysis should be read in conjunction with the audited, consolidated financial statements and accompanying notes. This discussion includes forward-looking statements based upon management's expectations; actual results may differ. Amounts and percentages used in this discussion have been rounded. All average balances are based on monthly averages.

EARNINGS SUMMARY

         CNB had net income totaling $1.7 million or $3.80 per share, $1.3 million or $2.86 per share and $1.2 million or $2.70 per share for fiscal years 2003, 2002 and 2001, respectively. Annualized return on average assets and average equity were .9% and 10.4%, respectively for 2003 compared to .7% and 8.4% for 2002 and .8% and 8.5% for 2001.

         Growth in net income for the year 2004 is projected to slow down compared to the growth in net income for 2003 due to the additional expenses related to the projected opening of a new branch facility in Falling Waters, West Virginia and the acquisition of Fidelity Bank's branch office in Hancock, Maryland. Additionally, the slowing of the maturities of the higher interest bearing 36 month Certificate of Deposits will cause interest expense to level out. The steady loan growth is expected to continue through 2004 although not at the level experienced recently. As a result of lower interest rates and slower loan growth, interest income on loans will be impacted.

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

         Net interest income in 2003 increased by $1.3 million or 20.7% over 2002. Interest income in 2003 increased by $80,000 or 0.7% compared to 2002, while interest expense decreased by $1.2 million or 22.3% during 2003 as compared to 2002. Interest income increased during 2003 compared to 2002 as a result of an increase in the average balances of loans offset by a decrease in the average rates earned on loans, investment securities and federal funds sold. Interest expense decreased during 2003 compared to 2002 as a result of a decrease in the average rates paid on NOW, money market, savings and time deposits offset by an increase in the average balances of the interest bearing liabilities.

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

         During 2003, the Bank used funds generated from deposit account growth and FHLB borrowings to fund loan commitments. During 2002, the Bank solely used funds generated from deposit account growth to fund loan commitments and to increase the average balance of investment securities, especially high quality U.S. government agency securities.

         The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities. Net interest margin increased from 2002 to 2003. See Table 2 - Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

     TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                    DECEMBER 31, 2003               DECEMBER 31, 2002           DECEMBER 31, 2001
                                    -----------------               -----------------           -----------------
                                YTD                             YTD                           YTD
                              AVERAGE       YTD     YIELD/    AVERAGE      YTD     YIELD/   AVERAGE      YTD     YIELD/
                              BALANCE    INTEREST    RATE     BALANCE    INTEREST  RATE     BALANCE    INTEREST  RATE
                              --------   ---------  ------   ---------   --------  ------   --------   --------  ------
                                                                      In thousands
Interest earning assets:
   Federal funds sold         $  1,521   $      17   1.02 %  $   4,720   $     82   1.57 %  $  4,298   $    160   3.79 %
   Securities:
      Taxable                   42,602       1,887   4.43       47,955      2,307   4.81      38,385      2 312   6.02
      Tax-exempt (1)             1,718          59   5.20          695         28   6.10         302         14   7.02
   Loans (net of unearned
      interest) (2) (4) (5)    136,658       9,187   6.72      118,530      8,708   7.35     108,526      9 096   8.38
                              --------   ---------  -----    ---------   --------  -----    --------   --------  -----
Total interest
      earning assets (1)      $182,499   $  11,150   6.11 %  $ 171,900   $ 11,125   6.47 %  $151,511   $ 11 582   7.64 %
                              --------   ---------  -----    ---------   --------  -----    --------   --------  -----

Nonearning assets:
   Cash and due
        from banks            $  6,934                       $   6,592                      $  3,609
   Bank premises and
        equipment, net           4,734                           4,624                         3,700
   Other assets                  4,193                           2,240                         2,202
   Allowance for
         loan losses             (1543)                         (1,403)                       (1,277)
                              --------                       ---------                      --------
Total assets                  $196,817                       $ 183,953                      $159,745
                              ========                       =========                      ========
Interest bearing
   liabilities:
   Savings deposits           $ 22,876   $     114   0.50 %  $  19,629   $    117   0.60 %  $ 16,614   $    272   1.64 %
   Time deposits                94,497       3,685   3.90       94,889      4,854   5.12      84,987      5 094   5.99
   NOW accounts                 25,432         290   1.14       23,242        318   1.37      19,321        476   2.46
   Money market
        accounts                 6,836          53   0.78        5,295         52   0.98       4,802         93   1.94
   Borrowings                      728          10   1.37            -          -      -          44          2   4.55
                              --------   ---------  -----    ---------   --------  -----    --------   --------  -----
Total interest bearing
       liabilities            $150,369   $   4,152   2.76 %  $ 143,055   $  5,341   3.73 %  $125,768   $  5 937   4.72 %
                              --------   ---------  -----    ---------   --------  -----    --------   --------  -----

Noninterest bearing
       liabilities:
   Demand deposits            $ 27,319                       $  23,278                      $ 17,469
   Other liabilities             2,431                           2,009                         1,944
   Shareholders' equity         16,698                          15,611                        14,564
                              --------                       ---------                      --------
Total liabilities and
   shareholders' equity       $196,817                       $ 183,953                      $159,745
                              ========                       =========                      ========
                                         ---------                       --------                      --------
Net interest income (1)                  $   6,998                       $  5,784                      $  5,645
                                         =========                       ========                      ========

Net interest spread (3)                              3.35 %                         2.74 %                        2.92 %
                                                     ====                           ====                          ====

Net interest income to
  average interest earning
  assets (1)                                         3.83 %                         3.36 %                        3.73 %
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

(4) Interest income on loans excludes fees of $419,000 in 2003, $365,000 in 2002 and $285,000 in 2001.

(5) Interest income on loans includes fees of $155,942 in 2003, $158,085 in 2002 and $200,039 in 2001 from the Business Manager Program, student loans and lease receivables.

         Table 3 sets forth a summary of the changes in interest earned and interest expense detailing the amounts attributable to (i) changes in volume (change in average volume times the prior year's average rate), (ii) changes in rate (change in the average rate times the prior year's average volume). The changes in rate/volume (change in the average volume times the change in the average rate), had been allocated to the changes in volume and changes in rate in proportion to the relationship of the absolute dollar amounts of the change in each. During 2003, net interest income increased $959,000 due to changes in volume and $255,000 due to changes in interest rates. Also, net interest income was affected by a $53,000 increase in loan fees. In 2002, net interest income increased $648,000 due to changes in volume and decreased $509,000 due to changes in interest rates. Also, net interest income was affected by a $80,000 increase in loan fees.

TABLE 3. VOLUME AND RATE ANALYSIS OF CHANGES IN INTEREST INCOME

(Taxable equivalent basis)

                                      2003 OVER 2002                2002 OVER 2001
                                      --------------                --------------
                              CHANGE DUE TO                     CHANGE DUE TO
                              -------------        TOTAL      ----------------     TOTAL
                           VOLUME        RATE      CHANGE     VOLUME      RATE     CHANGE
                           ------        ----      ------     ------      ----     ------
                                                     In thousands
Interest earned on:
  Federal funds sold      $   (43)     $   (22)   $   (65)   $    15    $   (93)   $  (78)
  Taxable securities         (246)        (174)      (420)       512       (517)       (5)
  Tax-exempt securities        36           (5)        31         16         (2)       14
  Loans                     1,263         (784)       479        794     (1,182)     (388)
                          -------      -------    -------    -------    -------    ------
Total interest earned     $ 1,010      $  (985)   $    25    $ 1,337    $(1,794)   $ (457)
                          -------      -------    -------    -------    -------    ------

Interest expense on:
  Savings deposits        $    18      $   (21)   $    (3)   $    43    $  (198)   $ (155)
  Time deposits               (19)      (1,150)    (1,169)       555       (795)     (240)
  NOW accounts                 29          (57)       (28)        83       (241)     (158)
  Money market accounts        13          (12)         1          9        (50)      (41)
  Other borrowing              10            -         10         (1)        (1)       (2)
                          -------      -------    -------    -------    -------    ------
Total interest expense    $    51      $(1,240)   $(1,189)   $   689    $(1,285)   $ (596)
                          -------      -------    -------    -------    -------    ------

Net interest income       $   959      $   255    $ 1,214    $   648    $  (509)   $  139
                          =======      =======    =======    =======    =======    ======

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

TABLE 4. INTEREST RATE SPREAD AND NET INTEREST MARGIN ON EARNING ASSETS

(Taxable equivalent basis)

                                          2003                    2002               2001
                                          ----                    ----               ----
                                   AVERAGE                 AVERAGE            AVERAGE
                                   BALANCE    RATE         BALANCE   RATE     BALANCE      RATE
                                   -------    ----         -------   ----     -------      ----
                                                            In thousands
Earning assets                    $182,499    6.11%       $171,900   6.47%    $151,511     7.64%
                                  ========                ========            ========

Interest bearing liabilities      $150,369    2.76%       $143,055   3.73%    $125,768     4.72%
                                              ----                   ----                  ----

Interest rate spread                          3.35%                  2.74%                 2.92%
Interest free sources used
   to fund earning assets(1)        32 130    0.48%         28 845   0.62%      25,743     0.81%
                                  --------    ----        --------   ----       ------     ----

Total sources of funds            $182,499                $171,900            $151,511
                                  ========                ========            ========

Net interest margin                           3.83%                  3.36%                 3.73%
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

         Interest rate spread increased 61 basis points in 2003 while the net interest margin increased 47 basis points. Both the interest rate spread and margin were positively impacted by a 97 basis point decrease in interest bearing liability costs offset by a 36 basis point decrease in earning asset yields. Interest rate spread decreased 18 basis points in 2002 while the net interest margin decreased 37 basis points. Both the interest rate spread and margin were negatively impacted by a 117 basis point decrease in earning asset yields and offset by a 99 basis point decrease in interest bearing liability costs.

         Although the prime rate only decreased 25 basis points in 2003 and 50 basis points in 2002, loan yields decreased 63 basis points in 2003 and 103 basis points in 2002 due to a significant portion of the loan portfolio repriced at lower rates through refinancing or variable rate loans. In both 2003 and 2002, the decrease in liability costs is primarily the result of the lower cost of funds on savings, NOW, money market and time deposit accounts during the year.

PROVISION FOR LOAN LOSSES

         The amount charged to the provision for loan losses is based on Management's evaluation of the loan portfolio. Management determines the adequacy of the allowance for loan losses based on past loan loss experience, current economic conditions and composition of the loan portfolio. The allowance for loan losses is the best estimate by Management of the probable losses which have been incurred as of the balance sheet date. See Nonperforming Loans and Allowance for Loan Losses for a comprehensive analysis.

NONINTEREST INCOME

         Noninterest income increased $325,000 or 23.2% during 2003 over the prior comparable period. The increase in 2003 was attributable to fees generated from the Bounce Protection program, debit card income and gain on sale of securities. These increases were offset by a decrease in overdraft fees and trust fees. Income from CNB's insurance operations increased due to additional new written business, rate increases by companies and a large group health plan written in September 2003. Bounce Protection, and debit card fees increased due to the Bank's increased number of checking accounts and volume of activity on these accounts.

         Although the level of trust assets being managed increased from $22.7 million at December 31, 2002 to $24.6 million at December 31, 2003, the fees earned on these assets decreased in 2003. The decrease in trust fees was a direct result of the fees of $27,000 earned from the settlement of an estate in 2002 offset by fees of $10,000 earned from the settlement of an estate in 2003.

         Noninterest income increased $377,000 or 36.8% during 2002 over the prior comparable period. The increase in 2002 was attributable to fees generated from the Bounce Protection program, overdraft fees, debit cards, gain on sale of securities and trust fees. Income from CNB's insurance operations decreased. Bounce Protection is a form of overdraft protection which enables the customer to have insufficient funds checks paid instead of returned. The customer is charged a fee for each check paid. Bounce Protection, overdraft fees and debit card fees increased due to the Bank's increased number of checking accounts and volume of activity on these accounts.

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

NONINTEREST EXPENSES

         Noninterest expenses increased $706,000 or 13.3% during 2003 over the prior comparable period. The increase was primarily due to an increase in occupancy expense, furniture and equipment expense, salaries and employee benefits and other operating expenses. Normal recurring merit increases and remuneration in connection with the conversion of the Bank's core processing system accounted for the additional costs of salaries in 2003. Higher health insurance costs and pension costs contributed to the increased employee benefit costs in 2003. Additional depreciation and amortization related to the new computer equipment, software and peripherals associated with the upgrade of the Bank's technology systems caused furniture and equipment expense to increase. Another factor relating to the increase in furniture and equipment expense was an increase in the cost and number of equipment maintenance contracts the Bank entered into in 2003. Occupancy expense increased due to the cost of real estate property taxes and property insurance rising.

         Components of other operating expense, which significantly increased during 2003, included stationary, supplies and printing, postage, employee training, Bounce protection, mortgage servicing rights expense and amortization of business assets purchased. These increases were offset by decreases to advertising, data processing expense, telephone, miscellaneous NSF check and other losses expense. The increase in stationary, supplies and printing and employee training were a direct result of the Bank's conversion to the new technology systems. Expenses related to the Bounce Protection Program increased due to the usage volume continuing to increase.

         The Company performed an analysis of the predominant risk characteristics of the previously capitalized mortgage servicing rights on December 31, 2003. This analysis indicated prepayment risk for the underlying loans is higher due to lower current interest rates and thus a write-down of the remaining balance was necessary. Management recognized a direct write off of $27,674 included in other expenses on the income statement.

         The Company performed its annual test of impairment of acquired customer lists on December 31, 2003. Based on the results of these tests, the Company concluded that there was an impairment of the amortizable intangible assets as a result of the rate of attrition of the acquired customers. Management determined the fair value of the intangible assets based on a multiple of commission income to determine the amount of impairment. The impairment recorded in 2003 was $64,003, which is included in other expenses on the income statement.

         Advertising expense decreased due to the bank canceling their contract with a third party vendor for certain advertising services in 2003. Telephone expense decreased in 2003 due to the Bank receiving a credit from the telephone company for double billing of telephone lines in prior years. There was a decrease in miscellaneous NSF check and other losses expense for 2003.

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

INCOME TAXES

         Provision for income tax totaled $1.1 million in 2003, $681,000 in 2002 and $700,000 in 2001. The effective tax rate was 38.3% in 2003 compared to 34.2% and 36.1% in 2002 and 2001, respectively. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities. See Note 15 of the Notes to Consolidated Financial Statements for a comprehensive analysis of income tax expense.

FINANCIAL CONDITION

         Table 5 examines Citizens National Bank's financial condition in terms of its sources and uses of funds. Average funding sources and uses increased $10.6 million or 6.2% in 2003 compared with an increase of $20.4 million or 13.5% in 2002.

TABLE 5. SOURCES AND USES OF FUNDS

                                          2003                           2002                   2001
                          --------------------------------   ------------------------------     ----
                                       INCREASE (DECREASE)              INCREASE (DECREASE)
                          AVERAGE      -------------------   AVERAGE    -------------------    AVERAGE
                          BALANCE       AMOUNT        %      BALANCE     AMOUNT       %        BALANCE
                          --------     --------   --------   --------   --------   -------     -------
                                                          In thousands
Funding uses:
   Federal funds
      sold                $  1,521     $ (3,199)    (67.8)%  $  4,720   $    422      9.8 %    $  4,298
   Securities available
      for sale              44,320       (4,330)     (8.9)     48,650      9,963     25.8        38,687
   Loans                   136,658       18,128      15.3     118,530     10,004      9.2       108,526
                          --------     --------   -------    --------   --------   ------      --------
   Total uses             $182,499     $ 10,599       6.2 %  $171,900   $ 20,389     13.5      $151,511
                          ========     ========   =======    ========   ========   ======      ========

Funding sources:
    Interest-bearing
      demand deposits     $ 32,268     $  3,731      13.1 %  $ 28,537   $  4,414     18.3 %    $ 24,123
   Savings deposits         22,876        3,247      16.5      19,629      3,015     18.1        16,614
   Time deposits            94,497         (392)     (0.4)     94,889      9,902     11.7        84,987
   Short-term
      borrowings               728          728     100.0           -        (44)  (100.0)           44
   Noninterest bearing
      funds, net(1)         32,130        3,285      11.4      28,845      3,102     12.0        25,743
                          --------     --------   -------    --------   --------   ------      --------
   Total sources          $182,499     $ 10,599       6.2 %  $171,900   $ 20,389     13.5 %    $151,511
                          ========     ========   =======    ========   ========   ======      ========

(1) Noninterest bearing liabilities and shareholders' equity less noninterest earning assets.

         Total assets increased $9.5 million or 4.9% to $201.1 million from December 31, 2002 to December 31, 2003, due primarily to a $16.3 million increase in loans and a $488,000 increase in premises and equipment, net, which were partially offset by a $4.1 million decrease in federal funds sold, a $4.1 million decrease in securities available for sale.

         Total liabilities increased $9.2 million or 5.2% to $184.5 million from December 31, 2002 to December 31, 2003 substantially due to the increase in deposits. Shareholders' equity increased $299,000 to $16.6 million at December 31, 2003 primarily due to net income of $1.7 million, offset by a $894,000 decrease in accumulated other comprehensive income and cash dividends of $550,000.

         The decrease in accumulated other comprehensive income was due to the unrealized market value depreciation of the available for sale investment security portfolio and additional minimum pension liability. The components of accumulated other comprehensive income at December 31, 2003, were unrealized gains and losses on available for sale securities, net of deferred income taxes and additional minimum pension liability, net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results, however, unless the securities are actually sold. The additional minimum pension liability adjustment results from the accumulated benefit obligation exceeding the fair value of plan assets.

LOAN PORTFOLIO

         At December 31, 2003, total loans increased $16.3 million or 12.7% to $144.7 million from $128.3 million at December 31, 2002. The loan mix changed slightly compared with December 31, 2002. The loan portfolio change is primarily due to the reclassification of loans within the loan portfolio during the Bank's recent mainframe computer conversion. The Bank's real estate loans grew as a direct result of new construction loans and refinancing of existing loans at lower rates. The Bank's programs targeting purchases and home construction loans continue to generate additional growth. The Bank's commercial real estate and business loans grew as a direct result of the Bank's continued efforts to develop new commercial lending relationships especially in the Berkeley County, West Virginia market. The Bank's management believes additional growth in all lending areas is possible into year 2004. Management's intent is to control the loan volume in a manner which would produce a loan to deposit ratio between 75% and 80% and maintain credit quality. The loan to deposit ratio was 80.0% at December 31, 2003 and 74.2% at December 31, 2002. The ratio of net charge-offs to average loans outstanding was .14% in 2003 and .10% in 2002.

         Table 6 sets forth the amount of loans outstanding (net of unearned income) as of the dates shown:

TABLE 6. LOANS AND LEASES OUTSTANDING

                                                                     DECEMBER 31,
                                     -------------------------------------------------------------------
                                     2003            2002               2001          2000          1999
                                     ----            ----               ----          ----          ----
                                                                     In thousands
Real estate                       $  98,405       $  83,239          $  67,860     $  65,278     $ 61,625
Commercial real estate               21,521          13,935             12,459         9,944        9,569
Consumer                             16,853          22,575             24,198        23,708       21,778
Commercial                            8,934           9,685              6,978         6,037        5,185
Overdrafts                              136              73                 87            20           28
                                  ---------       ---------          ---------     ---------     --------
                                  $ 145,849       $ 129,507          $ 111,582     $ 104,987     $ 98,185

Leases:                                 186             135                139           143            -
                                  ---------       ---------          ---------     ---------     --------
                                  $ 146,035       $ 129,642          $ 111,721     $ 105,130     $ 98,185

Net deferred loan fees,
    premiums and discounts              238             172                153            90           88
Allowance for loan losses            (1,608)         (1,484)            (1,337)       (1,216)      (1,148)
                                  ---------       ---------          ---------     ---------     --------
                                  $ 144,665       $ 128,330          $ 110,537     $ 104,004     $ 97,125
                                  =========       =========          =========     =========     ========

         The commercial loan portfolio consisting of commercial business and commercial real estate loans showed an increase in outstanding loans of $6.9 million from $23.6 million at December 31, 2002 to $30.5 million at December 31, 2003. The commercial loan portfolio is approximately 21% of the total loan portfolio at December 31, 2003 compared to 18% at December 31, 2002. The Bank's market area was expanded to Berkeley County, West Virginia in 1999 which provides a much larger area for commercial lending. Additional growth in both commercial business and commercial real estate loans is possible in 2004.

         Real estate mortgage loans comprised mainly of one to four family residences continued to be the Bank's dominant loan category. Mortgage lending comprises approximately 67% or $98.4 million of the total loan portfolio at December 31, 2003 compared to 64% or $83.2 million at December 31, 2002.

         Table 7 summarizes the approximate contractual maturity and sensitivity of certain loan types to changes in interest rates as of December 31, 2003:

TABLE 7. LOAN MATURITIES AND INTEREST SENSITIVITY

                                                                DECEMBER 31, 2003
                                               ---------------------------------------------------
                                               ONE YEAR      ONE THROUGH       OVER
                                               OR LESS       FIVE YEARS     FIVE YEARS       TOTAL
                                               -------       ----------     ----------       -----
                                                                  In thousands
Commercial, financial and agricultural:
     Floating rate                             $ 19,352       $  3,030       $     34      $ 22,416
     Fixed rate                                   1,696          2,958          3,385         8,039
                                               --------       --------       --------      --------
         Total                                 $ 21,048       $  5,988       $  3,419      $ 30,455
                                               ========       ========       ========      ========

Real estate - mortgage:
     Floating rate                             $ 10,625       $ 38,413       $    472      $ 49,510
     Fixed rate                                     981          5,275         39,181        45,437
                                               --------       --------       --------      --------
         Total                                 $ 11,606       $ 43,688       $ 39,653      $ 94,947
                                               ========       ========       ========      ========

Real estate - construction:
     Floating rate                             $  1,691       $      -       $      -      $  1,691
     Fixed rate                                   1,767              -              -         1,767
                                               --------       --------       --------      --------
         Total                                 $  3,458       $      -       $      -      $  3,458
                                               ========       ========       ========      ========

Consumer:
     Floating rate                             $     80       $     37       $      -      $    117
     Fixed rate                                   1,218         14,345          1,173        16,736
                                               --------       --------       --------      --------
         Total                                 $  1,298       $ 14,382       $  1,173      $ 16,853
                                               ========       ========       ========      ========

Lease financing:
     Floating rate                             $      -       $      -       $      -      $      -
     Fixed rate                                       -             55            131           186
                                               --------       --------       --------      --------
         Total                                 $      -       $     55       $    131      $    186
                                               ========       ========       ========      ========

         Demand for the Bank's primary mortgage products, variable rate loans carrying annual interest rate adjustments based on one, three and five year Treasury rates, continues to remain attractive to the Bank's customers because these loans usually have lower rates, lower closing costs and quicker settlement. The Bank continues to see demand for fixed rate mortgage products, and for all loan products, as the Bank penetrates the Berkeley County, West Virginia real estate market. As of December 31, 2003, 58.6% of the Bank's mortgage loans were adjustable rate loans and 41.4% were fixed rate loans. Currently, the Bank has approximately $4.3 million in fixed rate loans in the portfolio which were originated under terms that would allow them to be sold on the secondary market, although there is no intent to sell these loans.

         The consumer loan portfolio showed a decrease of $5.7 million. The primary factor causing the decrease was a shift by the Bank's customers to consolidate higher interest consumer loans into lower interest mortgage and home equity loans. In the third quarter of 2002, the Bank adopted a managed risk pricing structure for its consumer loans which significantly reduced loan rates for borrowers with excellent credit. The Bank has realized more business from the automobile dealers through indirect loan contracts with the new pricing structure. Since the inception of the new pricing structure, in lieu of a formal loan sale, the lower rates in conjunction with the managed risk pricing were advertised.

         Bank policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. As of December 31, 2003 and 2002, nonaccrual loans approximated ..24% and .01% of total loans (net), respectively.

TABLE 8. LOANS AND LEASES RECEIVABLE

                                                            DECEMBER 31,
                                      -----------------------------------------------------------
                                      2003        2002         2001             2000         1999
                                      ----        ----         ----             ----         ----
                                                            In thousands
Real estate                       $  98,405    $  83,239     $  67,860       $  65,278     $ 61,625
Commercial real estate               21,521       13,935        12,459           9,944        9,569
Consumer                             16,853       22,575        24,198          23,708       21,778
Commercial                            8,934        9,685         6,978           6,037        5,185
Overdrafts                              136           73            87              20           28
                                  ---------    ---------     ---------       ---------     --------
                                  $ 145,849    $ 129,507     $ 111,582       $ 104,987     $ 98,185

Leases:                                 186          135           139             143            -
                                  ---------    ---------     ---------       ---------     --------
                                  $ 146,035    $ 129,642     $ 111,721       $ 105,130     $ 98,185

Net deferred loan fees,
    premiums and discounts              238          172           153              90           88
Allowance for loan losses            (1,608)      (1,484)       (1,337)         (1,216)      (1,148)
                                  ---------    ---------     ---------       ---------     --------
                                  $ 144,665    $ 128,330     $ 110,537       $ 104,004     $ 97,125
                                  =========    =========     =========       =========     ========

NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

         Nonperforming loans consist of loans in nonaccrual status and loans which are past due 90 days or more and still accruing interest. The Bank has no loans which are considered to be impaired as of December 31, 2003 and 2002. As of December 31, 2003, management is aware of two borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $698,000. A specific allowance of $50,000 related to these loans has been established as part of the allowance for loan losses. The loans are collateralized primarily by real estate and management anticipates that any additional potential loss would be minimal.

         Table 9 sets forth the amounts of nonperforming loans as of the dates indicated:

TABLE 9. NONPERFORMING ASSETS

                                                                                     DECEMBER 31
                                                           --------------------------------------------------------------
                                                           2003            2002         2001          2000           1999
                                                           ----            ----         ----          ----           ----
                                                                                    In thousands
Nonaccrual loans                                          $  349        $   13         $   25        $   22         $    22
Loans past due 90 days or more still accruing interest        27           553            450           360              79
Other real estate                                              -             2             15             -              67
                                                          ------        ------         ------        ------         -------
       Total                                              $  376        $  568         $  490        $  382         $   168
                                                          ======        ======         ======        ======         =======

         The allowance for loan losses is the best estimate by management of the probable losses which have been incurred as of the respective balance sheet date. Management makes a determination quarterly by analyzing overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers and other factors. The Bank's methodology for determining the allowance for loan losses establishes both an allocated and an unallocated component. The allocated portion of the allowance represents the results of analyses of individual loans that are being monitored for potential credit problems and pools of loans within the portfolio. The allocated portion of the allowance for loans is based principally on current loan risk ratings, historical loan loss rates adjusted to reflect current conditions, as well as analyses of other factors that may have affected the collectibility of loans in the portfolio. The Bank analyzes all commercial loans that are being monitored as potential credit problems to determine whether such loans are impaired, with impairment measured by reference to the borrowers' collateral values and cash flows. The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. At December 31, 2003 and 2002, the allowance for loan losses totaled $1.6 million and $1.5 million, respectively. The allowance for loan losses as a percentage of loans was 1.1% and 1.2% as of December 31, 2003 and 2002. The provision for loan losses exceeded net charge-offs by $124,000 and $147,000 in 2003 and 2002.

              Table 10 shows a summary of the Company's loan loss experience:

TABLE 10. ALLOWANCE FOR LOAN LOSSES

                                               2003        2002        2001        2000        1999
                                               ----        ----        ----        ----        ----
                                                                    In thousands
Loans outstanding at end of year             $ 144,665   $ 128,330   $ 110,537   $ 104,004   $  97,125
                                             =========   =========   =========   =========   =========
Daily average balance of loans and leases    $ 136,658   $ 118,530   $ 108,526   $ 102,096   $  91,717
                                             =========   =========   =========   =========   =========

Balance of allowance for loan losses
    at beginning of year                     $   1,484   $   1,337   $   1,216   $   1,148   $   1,122
                                             ---------   ---------   ---------   ---------   ---------
Loans charged off:
    Commercial, financial and agricultural   $       7   $       1   $       3   $       6   $       7
    Real estate - mortgage                           -           5           -           -          14
    Consumer                                       262         145         132         115          97
                                             ---------   ---------   ---------   ---------   ---------
    Total loans charged off                  $     269   $     151   $     135   $     121   $     118
                                             ---------   ---------   ---------   ---------   ---------

Recoveries:
    Commercial, financial and agricultural   $       2   $       2   $       2   $       1   $       5
    Consumer                                        79          35          28          18          21
                                             ---------   ---------   ---------   ---------   ---------
    Total recoveries                         $      81   $      37   $      30   $      19   $      26
                                             ---------   ---------   ---------   ---------   ---------

    Net charge-offs                          $     188   $     114   $     105   $     102   $      92

Provision charged to expense                 $     312   $     261   $     226   $     170   $     118
                                             ---------   ---------   ---------   ---------   ---------

Balance, end of year                         $   1,608   $   1,484   $   1,337   $   1,216   $   1,148
                                             =========   =========   =========   =========   =========

SELECTED ASSET QUALITY RATIOS:
Net charge-offs to average loans                  0.14 %      0.10 %      0.10 %      0.10 %      0.10 %
Allowance for loan losses to loans
    outstanding at end of year                    1.11 %      1.16 %      1.21 %      1.17 %      1.18 %
Non-performing assets (1) to total assets         0.19 %      0.30 %      0.29 %      0.25 %      0.12 %
Non-accrual loans to total loans                  0.24 %      0.01 %      0.02 %      0.02 %      0.02 %

(1)  Includes accruing loans past due 90 days or more

         Table 11 summarizes the allocation of the allowance for loan losses by loan type:

TABLE 11.  LOAN LOSS HISTORY

                                                                       DECEMBER 31,
                        ------------------------------------------------------------------------------------------------------
                              2003                 2002                  2001                  2000                1999
                              ----                 ----                  ----                  ----                ----
                                   % OF                 % OF                  % OF                 % OF                % OF
                                 LOANS IN             LOANS IN              LOANS IN             LOANS IN             LOANS IN
                                   EACH                 EACH                  EACH                 EACH                 EACH
                        AMOUNT   CATEGORY    AMOUNT   CATEGORY    AMOUNT    CATEGORY    AMOUNT   CATEGORY    AMOUNT   CATEGORY
                        ------   --------    ------   --------    ------    --------    ------   --------    ------   --------
                                                                    In thousands
Commercial, financial
    and agriculture    $    782        21%  $    330         8%  $    363          6%  $    206         6%  $     89         5%
Real estate-
    construction and
    mortgages               401        67        391        75        294         72        257        72        284        73
Consumer, leasing
    and other               274        12        364        17        370         22        351        22        558        22
Unallocated                 151       N/A        399       N/A        310        N/A        402       N/A        217       N/A
                       --------       ---   --------       ---   --------        ---   --------       ---   --------       ---
       Total           $  1,608       100%  $  1,484       100%  $  1,337        100%  $  1,216       100%  $  1,148       100%
                       ========       ===   ========       ===   ========        ===   ========       ===   ========       ===

         The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. In 2003, 2002 and 2001, the provision totaled $312,000, $261,000 and $226,000, respectively. While loan quality remains good and past due and nonaccrual loans are minimal, management increased the provision for loan losses in 2003 based on the general economic conditions as evidenced by the continued slowdown in the economy and an increased concentration of real estate development lending by the Bank. Having increased the provision for loan losses, management believes the allowance for loan losses to be adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require additional reserves as a result of their examination of the Bank. The allowance for loan losses reflects what management currently believes is an adequate level of allowance, although there can be no assurance that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD

         The Bank's securities portfolio consists of available for sale securities and restricted investments. Classifying the securities portfolio as available for sale provides management with increased ability to manage the balance sheet structure and address asset/liability management issues when needed. The fair value of the investment portfolio has decreased $3.6 million to $40.4 million at December 31, 2003 from 2002.

         The composition of the portfolio continues to reflect the Bank's conservative philosophy which places greater importance on safety and liquidity than on yield. At December 31, 2003, approximately 62.5% of the portfolio is comprised of US Treasury and Agency securities, 23.5% in Mortgage Backed securities, 11.5% in State and Political Subdivision securities and 2.5% in restricted investments. The term to maturity is limited to seven years for Treasury and Agency bonds and 10 years for Municipal bonds. Typically, investments in Agency bonds contain a call feature. These bonds generally have a somewhat higher yield. The average term to maturity of the portfolio as of December 31, 2003 was 4.7 years.

         Table 12 sets forth the carrying amount of investment securities as of the dates shown:

TABLE 12.  INVESTMENT SECURITIES

                                                           DECEMBER 31
                                         ----------------------------------------------
                                           2003                2002                2001
                                           ----                ----                ----
                                                           In thousands
Available for sale:
   US government and agency securities   $ 25,219            $ 28,028           $ 48,367
   State and municipal securities           4,655               1,157                546
   Mortgage-backed securities               9,488              14,245                  -
Restricted securities                         995                 559                755
                                         --------            --------           --------
      Total                              $ 40,357            $ 43,989           $ 49,668
                                         ========            ========           ========

         The Bank generally participates in the overnight federal funds sold market. Depending upon specific investing or funding strategies and/or normal fluctuations in loan and deposit balances, the Bank may need, on occasion, to purchase funds on an overnight basis. In 2003 and 2002, the average balance in federal funds sold was $1.5 million and $4.7 million, respectively.

         See Note 3 of the Notes to Consolidated Financial Statements for a comprehensive analysis of the securities portfolio.

DEPOSITS AND OTHER FUNDING SOURCES

         Total deposits were $180.9 million at December 31, 2003, an increase of $7.8 million or 4.5% over deposits at December 31, 2002. Average deposits, however, showed a $10.6 million, or 6.4% growth, to $177.0 million in 2003. Deposits at the Hedgesville branch totaled $22.2 million at December 31, 2003, an increase of $1.0 million over December 31, 2002. Deposits at the Martinsburg branch totaled $8.6 million at December 31, 2003, an increase of $3.0 million over December 31, 2002. The Bank has experienced a change in the deposit account mix during 2003. A shift from time deposits and jumbo certificates of deposit to demand, interest bearing demand and savings is a direct result of customers temporarily placing their money in readily accessible accounts due to customer concerns with the weak economy and stock market. Another factor contributing to the increase in demand, interest bearing demand and savings accounts is the continued customer growth in the Bank's market area of Morgan and Berkeley Counties, West Virginia. The 36-month Ultimate Certificate of Deposit continues to be the deposit alternative of choice for customers who are willing to have their money held for one year. The Bank's 36-month Ultimate Certificate of Deposit allows the customer to withdraw all or a portion of the CD on the first or second year anniversary date without penalty. Deposits may also be made to this CD at any time.

         Noninterest-bearing deposits also grew by $2.8 million or 10.6%, during 2003, from $26.7 million at December 31, 2002, to $29.5 million at December 31, 2003. At December 31, 2003, noninterest-bearing deposits represented 16.3% of total deposits, compared to 15.4% for 2002. Average noninterest-bearing deposits increased 17.4% from $23.3 million in 2002 to $27.3 million in 2003. The Bank's noninterest-bearing deposit account with no minimum balance and check truncation continues to grow since its introduction in 1999.

         Interest-bearing deposits increased by $5.0 million or 3.4% to $151.4 million at December 31, 2003. Interest-bearing checking increased by $3.9 million in 2003. Included in this category are NOW accounts and Money Market accounts. Although, the average savings deposits increased $3.2 million or 16.5% to $22.9 million in 2003, savings accounts only increased $2.9 million at December 31, 2003 to $24.4 million. The Bank's largest source of interest-bearing funds is certificates of deposit. These accounts totaled $93.0 million at December 31, 2003, a decrease of $1.8 million or 1.9%. The decrease is primarily due to customers temporarily placing their money in demand, interest bearing demand and savings accounts due to customer concerns with the weak economy and stock market.

         Table 13 is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2003:

TABLE 13. MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

                              AMOUNT           PERCENT
                              ------           -------
                                   In thousands
Three months or less        $   3,354           9.15%
Three through six months        3,721          10.15
Six through twelve months       5,100          13.92
Over twelve months             24,468          66.78
                            ---------          -----
     Total                  $  36,643            100%
                            =========          =====

CONTRACTUAL OBLIGATIONS

         Table 14 shows the Company's significant contractual obligations as of December 31, 2003:

TABLE 14. CONTRACTUAL OBLIGATIONS

                             Payments due by period

                                                    Less than                                     More than
                                       Total         1 year         1-3 years     4-5 years        5 years
                                       -----         ------         ---------     ---------        -------
Purchase obligations                $   65,507      $  65,507        $     -      $      -       $        -
Other long-term liabilities
   reflected on the registrant's
   balance sheet under GAAP
        Pension liability              489,884              -              -             -          489,884
       401k liability                   47,270         47,270              -             -                -
       Deferred compensation           633,646         22,923         20,676        10,608          579,439
       Post retirement liability       183,118         24,884         49,240        52,260           56,734
                                    ----------      ---------        -------      --------       ----------

Total contractual obligations       $1,419,425      $ 160,584        $69,916      $ 62,868       $1,126,057
                                    ==========      =========        =======      ========       ==========

         See Note 6 of the Notes to Consolidated Financial Statements for additional information on the purchase obligations.

CAPITAL RESOURCES

         The Bank remains well capitalized. Total shareholders' equity at December 31, 2003 of $16.6 million represents 8.2% of total assets. This compares to $16.3 million or 8.5%, at December 31, 2002. Included in capital at December 31, 2003 is $57,000 of unrealized gains on available for sale securities and $270,000 minimum pension liability adjustment, both net of deferred income taxes. At December 31, 2002, the Bank had unrealized gains on available for sale securities, net of deferred income taxes of $681,000. Such unrealized gains and losses are recorded net of related deferred taxes and are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact will result, however, unless the securities are actually sold.

         The stock of CNB Financial Services, Inc., and prior to the formation of CNB, the Bank, is not listed on an exchange and is not heavily traded. The trades that have occurred are those that, to management's knowledge, have been individually arranged. Based on information that management is aware of, the majority of shares sold during 2003 were at a price that ranged from $68 to $100 per share. During 2002, information available to management indicates that stock trades ranged from $64 to $90 per share. Book value per share increased from $35.52 at December 31, 2002 to $36.17 at December 31, 2003.

         Dividends which have been declared by the Board of Directors semiannually, increased from $1.02 per share in 2002 to $1.20 per share in 2003, a 17.7% increase.

         The Federal Reserve's risk-based capital guidelines provide for the relative weighting of both on-balance-sheet and off-balance-sheet items based on their degree of risk. The Bank continues to exceed all regulatory capital requirements, and is unaware of any trends or uncertainties, nor do any plans exist, which may materially impair or alter its capital position.

RETURN ON EQUITY AND ASSETS

         Table 15 shows consolidated operating and capital ratios for the periods indicated:

TABLE 15. OPERATING AND CAPITAL RATIOS

                                                        YEARS ENDED DECEMBER 31,
                                                     ------------------------------
                                                     2003                      2002
                                                     ----                      ----
Return on average assets                              .89%                      .71%
Return on average equity                            10.44                      8.38
Dividend payout ratio                               31.54                     35.72
Average equity to average assets ratio               8.48                      8.49

LIQUIDITY AND INTEREST RATE SENSITIVITY

         The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold. At December 31, 2003, these sources totaled $39.4 million, or 19.6% of total assets. In addition, liquidity may be generated through loan repayments and over $3.0 million of available borrowing arrangements with correspondent banks. At December 31, 2003, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $2.5 million of cash from operations in 2003, which compares to $2.2 million in 2002 and $1.5 million in 2001. Additional cash of $8.5 million, $18.2 million and $19.9 million was generated through net financing activities in 2003, 2002 and 2001, respectively. These proceeds along with proceeds from the sales and maturities of investment securities were used to fund loans and purchase securities during each year. Net cash used in investing activities totaled $11.1 million in 2003 compared to $16.8 million in 2002 and $20.9 million in 2001. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

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

         The Bank's base-line scenario holds the prime rate constant at 4.00 percent through December 2004. Based on the January 2004 outlook, the model indicates that earnings during the policy measurement period would be affected by less than 10 percent, in both an increasing or decreasing interest rate scenario.

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

TABLE 16. INTEREST SENSITIVITY ANALYSIS

                                                                               DECEMBER 31, 2003
                                          ------------------------------------------------------------------------------------------
                                                                          INTEREST SENSITIVITY PERIOD
                                          ------------------------------------------------------------------------------------------
                                            2004       2005       2006       2007       2008     THEREAFTER     TOTAL     FAIR VALUE
                                          --------   --------   --------   --------   --------   ----------   ---------   ----------
                                                                                 In thousands
Rate sensitive assets
Loans, net of unearned interest           $ 65,858   $ 15,707   $ 16,782   $  7,419   $  8,318   $   30,582   $ 144,665   $  145,075
    Average interest rate                     6.36%      6.70%      7.00%      7.25%      7.50%        7.75%       6.72%
Securities                                  13,764      1,118      1,610      1,348      1,055       20,467      39,362       39,362
    Average interest rate                     4.50%      4.65%      4.75%      4.28%      4.75%        4.15%       4.25%
                                          --------   --------   --------   --------   --------   ----------   ---------
    Total interest sensitive assets       $ 79,622   $ 16,825   $ 18,392   $  8,767   $  9,373   $   51,049   $ 184,027
                                          ========   ========   ========   ========   ========   ==========   =========
Interest sensitive liabilities
Non-interest-bearing deposits             $  2,949   $  2,949   $  2,949   $  2,949   $  2,949   $   14,740      29,485   $   29,485
    Average interest rate                        -%         -%         -%         -%         -%           -%          -%
Savings and interest-bearing checking        5,840      5,840      5,840      5,840      5,840       29,203      58,403       58,403
    Average interest rate                     0.83%      0.83%      0.83%      0.83%      0.83%        0.83%       0.83%
Time deposits                               29,719     14,561     36,877      5,222      6,631            -      93,010       95,057
    Average interest rate                     1.96%      2.30%      2.60%      2.95%      3.10%           -%       2.56%
                                          --------   --------   --------   --------   --------   ----------   ---------
    Total interest sensitive liabilities  $ 38,508   $ 23,350   $ 45,666   $ 14,011   $ 15,420   $   43,943   $ 180,898
                                          ========   ========   ========   ========   ========   ==========   =========
GAP                                       $ 41,114   $ (6,525)  $(27,274)  $ (5,244)  $ (6,047)  $    7,106
Cumulative GAP                            $ 41,114   $ 34,589   $  7,315   $  2,071   $ (3,977)  $    3,129

GAP to sensitive assets ratio                22.34%     (3.55)%   (14.82)%    (2.85)%    (3.29)%       3.86%
Cumulative GAP to sensitive
    assets ratio                             22.34%     18.80%      3.97%      1.13%     (2.16)%       1.70%
GAP to total assets ratio                    20.45%     (3.25)%   (13.57)%    (2.61)%    (3.01)%       3.53%
Cumulative GAP to total assets ratio         20.45%     17.20%      3.64%      1.03%     (1.98)%       1.56%

RECENTLY ISSUED ACCOUNTING STANDARDS

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), which covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. The recognition and measurement provisions of FIN 45 were effective on a prospective basis after December 31, 2002, and its adoption by the Company on January 1, 2003 has not had a significant effect on the Company's consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. Transferors to qualified special-purpose entities ("QSPEs") and certain other interests in a QSPE are not subject to the requirements of FIN 46. On December 17, 2003, the FASB revised FIN 46 (FIN 46R) and deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004, however, for special-purpose entities the Company would be required to apply FIN 46 as of December 31, 2003. The Interpretation had no effect on the Company's consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and clarified accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. This Statement had no effect on the Company's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. This Statement had no effect on the Company's consolidated financial statements.

         In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Postretirement Benefits. This statement requires additional disclosures about the assets, obligations and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. As of December 31, 2003, the Company has disclosed the required elements related to its defined benefit pension plan in
Note 12 to these consolidated financial statements.

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

         A comparison of the carrying value of the Bank's financial instruments to their estimated fair value as of December 31, 2003 and December 31, 2002 is disclosed in Note 21 of the Notes to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Interest Rate Sensitivity" in Item 7 hereof.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

CNB Financial Services, Inc. and Subsidiary
    Independent Auditors' Report     ...........................................    30
    Consolidated Balance Sheets    .............................................    31
    Consolidated Statements of Income...........................................    32
    Consolidated Statements of Stockholders' Equity.............................    33
    Consolidated Statements of Cash Flows.......................................    34
    Notes to Consolidated Financial Statements..................................    35

                          INDEPENDENT AUDITOR'S REPORT

Shareholders and Board of Directors
CNB Financial Services, Inc.
Berkeley Springs, West Virginia

                  We have audited the accompanying consolidated statements of financial condition of CNB Financial Services, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of CNB Financial Services, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Financial Services, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

                                      /s/ SMITH ELLIOTT KEARNS & COMPANY, LLC

Hagerstown, Maryland
January 23, 2004

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2003 AND 2002

                                                               2003                 2002
                                                           -------------        -------------
ASSETS
  Cash and due from banks                                  $   7,641,280        $   7,832,735
  Federal funds sold                                               3,000            4,127,299
  Securities available for sale
     (at approximate market value)                            39,361,934           43,429,902
  Federal Home Loan Bank stock, at cost                          865,700              429,000
  Federal Reserve Bank stock, at cost                            129,650              129,650
  Loans and leases receivable, net                           144,665,208          128,330,303
  Accrued interest receivable                                    838,659              921,907
  Foreclosed real estate (held for sale), net                         --                1,800
  Premises and equipment, net                                  5,288,633            4,800,135
  Deferred income taxes                                          352,405                   --
  Cash surrender value of life insurance                       1,065,435              964,179
  Intangible assets                                               23,795               96,483
  Other assets                                                   820,052              538,687
                                                           -------------        -------------
         TOTAL ASSETS                                      $ 201,055,751        $ 191,602,080
                                                           =============        =============

                LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Deposits:
        Demand                                             $  29,485,097        $  26,663,469
        Interest-bearing demand                               34,042,317           30,087,763
        Savings                                               24,360,890           21,489,855
        Time, $100,000 and over                               36,642,560           37,433,561
        Other time                                            56,367,865           57,387,901
                                                           -------------        -------------
                                                           $ 180,898,729        $ 173,062,549
  Accrued interest payable                                       673,624            1,010,086
  FHLB borrowings                                              1,200,000                   --
  Deferred income taxes                                               --              158,269
  Accrued expenses and other liabilities                       1,714,457            1,101,158
                                                           -------------        -------------
         TOTAL LIABILITIES                                 $ 184,486,810        $ 175,332,062
                                                           -------------        -------------
SHAREHOLDERS' EQUITY
  Common stock, $1 par value; 5,000,000  shares
       authorized; 458,048 shares outstanding              $     458,048        $     458,048
  Capital surplus                                              3,863,592            3,863,592
  Retained earnings                                           12,460,556           11,267,374
  Accumulated other comprehensive income                        (213,255)             681,004
                                                           -------------        -------------
         TOTAL SHAREHOLDERS' EQUITY                        $  16,568,941        $  16,270,018
                                                           -------------        -------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 201,055,751        $ 191,602,080
                                                           =============        =============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                           2003                  2002              2001
                                                        ------------        ------------       ------------
INTEREST INCOME
   Interest and fees on loans                           $  9,605,998        $  9,072,329       $  9,381,949
   Interest and dividends on securities:
      U.S. Government agencies and
         corporations                                      1,306,566           1,856,035          2,238,886
      Mortgage backed securities                             545,307             406,958                 --
      State and political subdivisions                        72,512              43,058             29,450
      Other                                                   22,116              28,802             57,960
   Interest on federal funds sold                             16,676              82,035            159,744
                                                        ------------        ------------       ------------
                                                        $ 11,569,175        $ 11,489,217       $ 11,867,989
                                                        ------------        ------------       ------------
INTEREST EXPENSE
   Interest on interest bearing demand,
     savings and time deposits                          $  4,142,283        $  5,341,720       $  5,935,078
   Interest on federal  funds purchased                          825                  --              2,291
   Interest on FHLB borrowings                                 9,100                  --                 --
                                                        ------------        ------------       ------------
                                                        $  4,152,208        $  5,341,720       $  5,937,369
                                                        ------------        ------------       ------------
           NET INTEREST INCOME                          $  7,416,967        $  6,147,497       $  5,930,620

PROVISION FOR LOAN LOSSES                                    312,000             261,000            226,000
                                                        ------------        ------------       ------------
           NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                $  7,104,967        $  5,886,497       $  5,704,620
                                                        ------------        ------------       ------------
NONINTEREST INCOME
   Service charges on deposit accounts                  $    989,244        $    747,343       $    545,882
   Other service charges, commissions
      and fees                                               366,004             338,481            259,887
   Insurance income                                          115,883             106,304            124,514
   Other operating income                                     63,547              72,726             49,498
   Net gain (loss) on sale of securities                     141,450              78,028                833
   Income from title company                                  54,550              56,400             44,877
   Gain (loss) on sale of other real estate owned             (2,674)              3,492                 --
                                                        ------------        ------------       ------------
                                                        $  1,728,004        $  1,402,774       $  1,025,491
                                                        ------------        ------------       ------------
NONINTEREST EXPENSES
   Salaries                                             $  2,338,063        $  2,253,312       $  2,013,709
   Employee benefits                                         855,183             752,564            621,036
   Occupancy of premises                                     300,728             295,221            264,184
   Furniture and equipment expense                           646,528             337,050            254,232
   Other operating expenses                                1,866,176           1,662,288          1,640,764
                                                        ------------        ------------       ------------
                                                        $  6,006,678        $  5,300,435       $  4,793,925
                                                        ------------        ------------       ------------

            INCOME BEFORE INCOME TAXES                  $  2,826,293        $  1,988,836       $  1,936,186

PROVISION FOR INCOME TAXES                                 1,083,453             680,871            699,781
                                                        ------------        ------------       ------------
            NET INCOME                                  $  1,742,840        $  1,307,965       $  1,236,405
                                                        ============        ============       ============
BASIC EARNINGS PER SHARE                                $       3.80        $       2.86       $       2.70
                                                        ============        ============       ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                                       ACCUMULATED
                                                                                                          OTHER           TOTAL
                                                      COMMON          CAPITAL          RETAINED       COMPREHENSIVE    SHAREHOLDERS'
                                                      STOCK           SURPLUS          EARNINGS          INCOME           EQUITY
                                                   ------------     ------------     ------------     ------------     ------------
BALANCE, DECEMBER 31, 2000                         $    458,048     $  3,863,592     $  9,657,422     $   (115,244)    $ 13,863,818
                                                                                                                       ------------
Comprehensive income:
   Net income for 2001                                       --               --        1,236,405               --        1,236,405
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $179,718)              --               --               --          293,223          293,223
                                                                                                                       ------------
Total Comprehensive Income                                   --               --               --               --        1,529,628
                                                                                                                       ------------
Cash dividends ($1.02 per share)                             --               --         (467,209)              --         (467,209)
                                                   ------------     ------------     ------------     ------------     ------------
BALANCE, DECEMBER 31, 2001                         $    458,048     $  3,863,592     $ 10,426,618     $    177,979     $ 14,926,237
Comprehensive income:
   Net income for 2002                                       --               --        1,307,965               --        1,307,965
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $308,306)              --               --               --          503,025          503,025
                                                                                                                       ------------
Total Comprehensive Income                                   --               --               --               --        1,810,990
                                                                                                                       ------------
Cash dividends ($1.02 per share)                             --               --         (467,209)              --         (467,209)
                                                   ------------     ------------     ------------     ------------     ------------
BALANCE, DECEMBER 31, 2002                         $    458,048     $  3,863,592     $ 11,267,374     $    681,004     $ 16,270,018
Comprehensive income:
   Net income for 2003                                       --               --        1,742,840               --        1,742,840
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $382,304)              --               --               --         (623,758)        (623,758)
  Change in minimum pension liability
     adjustment (net of tax of $165,792)                                                                  (270,501)        (270,501)
                                                                                                                       ------------
Total Comprehensive Income                                   --               --               --               --          848,581
                                                                                                                       ------------
Cash dividends ($1.20 per share)                             --               --         (549,658)              --         (549,658)
                                                   ------------     ------------     ------------     ------------     ------------
BALANCE, DECEMBER 31, 2003                         $    458,048     $  3,863,592     $ 12,460,556     $   (213,255)    $ 16,568,941
                                                   ============     ============     ============     ============     ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                            2003             2002             2001
                                                                        ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                             $  1,742,840     $  1,307,965     $  1,236,405
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                           556,075          340,677          251,463
     Impairment loss                                                          91,677               --               --
     Provision for loan losses                                               312,000          261,000          226,000
     Deferred income taxes                                                    37,422           75,857          (30,103)
     Net (gain) on sale of securities                                       (141,450)         (78,028)            (833)
     (Gain) loss on sale of real estate owned                                  2,674           (3,492)              --
     Loss on disposal and abandonment of fixed assets                         18,867            8,111               --
     (Increase) decrease in accrued interest receivable                       53,327          130,713          (48,363)
     (Increase) decrease in other assets                                    (170,046)         193,704         (235,995)
     Increase (decrease) in accrued interest payable                        (336,462)        (138,351)         110,315
     (Increase) in cash surrender value on life insurance in excess
          of premiums paid                                                   (32,690)         (31,568)         (42,882)
     Increase in accrued expenses and other liabilities                      174,253           14,928            1,653
     Amortization of deferred loan (fees) cost                                 4,190           72,833           55,000
     Amortization (accretion) of premium and discount on investments         151,844           36,889          (28,920)
                                                                        ------------     ------------     ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                      $  2,464,521     $  2,191,238     $  1,493,740
                                                                        ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) in loans                                                (16,756,623)     (18,159,192)      (6,824,573)
  Proceeds from sales of securities                                       13,044,280        7,075,471          901,406
  Proceeds from maturities of securities                                  27,017,894       44,889,207       52,450,000
  Purchases of securities                                                (37,010,662)     (45,628,781)     (67,124,098)
  Purchases of Federal Home Loan Bank stock                                 (727,700)         (21,400)         (18,800)
  Redemptions of Federal Home Loan Bank stock                                291,000          217,900               --
  Purchases of premises and equipment and computer software               (1,161,939)      (1,048,332)      (1,456,617)
  Proceeds from sale of other real estate owned, net                         104,654           48,390               --
  Net (increase) in real estate owned, net                                        --               --           (4,138)
  Investment in title company                                                     --               --           (5,000)
  Return of capital from title company                                           865               --            2,715
  Net (increase) decrease in federal funds sold                            4,124,299       (4,127,299)       1,207,684
  Premiums paid on life insurance                                            (68,566)         (49,078)         (49,843)
                                                                        ------------     ------------     ------------
         NET CASH (USED IN) INVESTING ACTIVITIES                        $(11,142,498)    $(16,803,114)    $(20,921,264)
                                                                        ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in demand and savings deposits                            $  9,647,217     $ 16,336,583     $  6,156,422
 Net increase (decrease) in time deposits                                 (1,811,037)       2,345,427       14,228,267
 Net increase in FHLB borrowings                                           1,200,000               --               --
 Cash dividends paid                                                        (549,658)        (467,209)        (467,209)
                                                                        ------------     ------------     ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                      $  8,486,522     $ 18,214,801     $ 19,917,480
                                                                        ------------     ------------     ------------
         NET INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS                                                $   (191,455)    $  3,602,925     $    489,956
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             7,832,735        4,229,810        3,739,854
                                                                        ------------     ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $  7,641,280     $  7,832,735     $  4,229,810
                                                                        ============     ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid during the year:
               Interest                                                 $  4,488,670     $  5,480,071     $  5,827,054
               Income taxes                                             $    947,000     $    682,000     $    768,500
      Net transfer to foreclosed real estate, held for sale
          from loans receivable                                         $    105,528     $     31,800     $     10,760

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

         In February 2001, CNB became a 50% member in a limited liability company, Morgan County Title Insurance Agency, LLC which sells title insurance. In January 2003, the other two members in the limited liability corporation purchased a portion of CNB's 50% membership making each member's share 33%.

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

         IMPAIRED LOANS:

         Impaired loans are defined as those loans for which it is probable that contractual amounts due will not be received. Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, requires that the measurement of impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Larger groups of small-balance loans such as residential mortgage and installment loans that are considered to be part of homogeneous loan pools are aggregated for the purpose of measuring impairment, and therefore, are not subject to these statements. Management has established a dollar-value threshold for commercial loans. The larger commercial loans are evaluated for impairment. No loans are considered to be impaired at December 31, 2003 and 2002.

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

         INTANGIBLE ASSETS:

         Intangible assets represent the acquisition of customer lists, contracts and records in the amount of $130,270 by CNB Insurance Services, Inc. The intangible assets were being amortized over fifteen years on a straight line basis. The Company performed its annual test of impairment of acquired customer lists on December 31, 2003. Based on the results of these tests, the Company concluded that there was an impairment of the amortizable intangible assets as a result of the rate of attrition of the acquired customers. Management determined the fair value of the intangible assets based on a multiple of commission income to determine the amount of impairment. The impairment recorded in 2003 was $64,003, which is included in other expenses on the income statement, thus, reducing the cost basis of the intangible assets to $66,267 at December 31, 2003. Additionally, based on the rate of attrition of the acquired customers, management evaluated the remaining useful life of the intangible assets and adjusted the remaining life at December 31, 2003 to 4 years.

         LOAN SERVICING:

         The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans: product type, investor type, interest rate, term and geographic location. An analysis of the risk characteristics of CNB's loan servicing portfolio allows for all loans to be defined by one risk category. See Note 5 for additional discussion.

         INTEREST INCOME ON LOANS:

         Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due.

         NONPERFORMING/NONACCRUAL ASSETS:

         Nonperforming/nonaccrual assets consist of loans on which interest is no longer accrued, loans which have been restructured in order to allow the borrower the ability to maintain control of the collateral, real estate acquired by foreclosure and real estate upon which deeds in lieu of foreclosure have been accepted. Interest previously accrued but not collected on nonaccrual loans is reversed against current income when a loan is placed on a nonaccrual basis. Nonaccrual loans are restored to accrual status when all delinquent principal and interest become less than 90 days past due.

         LOANS AND LEASES RECEIVABLE:

         Loans and leases receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

         LOAN ORIGINATION FEES AND COSTS:

         Loan origination fees, net of certain direct costs of originating loans are being deferred and recognized over the contractual life of the loan as an adjustment of the yield on the related loan.

         PREMISES AND EQUIPMENT:

         Premises and equipment are carried at cost less accumulated depreciation. Depreciation is calculated on both straight-line and accelerated methods over the estimated useful lives of 5 to 50 years for buildings and improvements, 10 to 20 years for land improvements and 5 to 40 years for equipment. Computer software is being amortized over 3 to 5 years. Maintenance and repairs are charged to operating expenses as incurred.

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

         EARNINGS AND DIVIDENDS PER SHARE:

         Basic earnings and dividends per share are computed on the basis of the weighted average number of 458,048 shares of common stock outstanding in 2003, 2002 and 2001.

         OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:

         In the ordinary course of business, CNB has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial lines of credit and letters of credit. Such financial instruments are recorded in the financial statements when they become due or payable.

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

         ADVERTISING COSTS:

         The Company expenses advertising costs in the period in which they are incurred. Advertising cost amounted to $81,960, $118,017 and $110,979 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

         CNB has elected to report its comprehensive income in the Consolidated Statements of Changes in Shareholders' Equity. The elements of "other comprehensive income" that CNB has are the unrealized gains or losses on available for sale securities and additional minimum pension liability adjustment.

         The components of the change in net unrealized gains (losses) on securities were as follows:

                                                       2003            2002            2001
                                                    -----------     -----------     -----------
Additional minimum pension liability adjustment
  arising during the year                           $  (436,293)    $        --     $        --
Unrealized holding gains (losses) arising during
   the year                                            (864,612)        889,359         473,774
Reclassification adjustment for (gains) losses
   realized in net income                              (141,450)        (78,028)           (833)
                                                    -----------     -----------     -----------
Net unrealized holding gains
   (losses) before taxes                            $(1,442,355)    $   811,331     $   472,941
Tax effect                                              548,096        (308,306)       (179,718)
                                                    -----------     -----------     -----------
Net change                                          $  (894,259)    $   503,025     $   293,223
                                                    ===========     ===========     ===========

         RECLASSIFICATIONS:

         Certain 2002 amounts have been reclassified to conform with 2003 classifications. Such reclassifications had no effect on financial position and results of operations.

NOTE 2. INVESTMENT IN LIMITED LIABILITY COMPANY

         In February 2001, CNB paid $5,000 to become a 50% member in a limited liability company, Morgan County Title Insurance Agency, LLC for the purpose of selling title insurance. In January 2003, the other two members in the limited liability company purchased a portion of CNB's 50% membership making each member's share 33%. CNB accounts for their investment in Morgan County Title Insurance Agency, LLC as part of "Other Assets" using the equity method of accounting.

The following represents the limited liability company's financial information:

                    MORGAN COUNTY TITLE INSURANCE AGENCY, LLC
                        STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)
                           DECEMBER 31, 2003 AND 2002

                                   2003      2002
                                  ------    ------
ASSETS
   Cash                           $5,862    $5,191
                                  ------    ------
          TOTAL ASSETS            $5,862    $5,191
                                  ======    ======
MEMBERS' EQUITY                   $5,862    $5,191
                                  ------    ------
         TOTAL MEMBERS' EQUITY    $5,862    $5,191
                                  ======    ======

                    MORGAN COUNTY TITLE INSURANCE AGENCY, LLC
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                              2003         2002         2001
                            ---------    ---------    ---------
INCOME
   Insurance commissions    $ 378,172    $ 241,902    $ 115,135
                            ---------    ---------    ---------
       TOTAL INCOME         $ 378,172    $ 241,902    $ 115,135
                            ---------    ---------    ---------
EXPENSES
   Management fees          $ 200,384    $ 125,789    $  22,000
   Other expenses              12,808        2,693        3,382
                            ---------    ---------    ---------
       TOTAL EXPENSES       $ 213,192    $ 128,482    $  25,382
                            ---------    ---------    ---------
       NET INCOME           $ 164,980    $ 113,420    $  89,753
                            =========    =========    =========

                    MORGAN COUNTY TITLE INSURANCE AGENCY, LLC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                        2003          2002
                                                      ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $ 164,980     $ 113,420
                                                      ---------     ---------
         NET CASH PROVIDED BY OPERATING ACTIVITIES    $ 164,980     $ 113,420
                                                      ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Profit and capital distributed                    $(164,309)    $(112,800)
                                                      ---------     ---------
         NET CASH (USED IN) FINANCING ACTIVITIES      $(164,309)    $(112,800)
                                                      ---------     ---------
         NET INCREASE IN CASH AND CASH
             EQUIVALENTS                              $     671     $     620
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            5,191         4,571
                                                      ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR              $   5,862     $   5,191
                                                      =========     =========

NOTE 3. SECURITIES AVAILABLE FOR SALE

         The amortized cost and estimated market value of debt securities at December 31, 2003 and 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

         Securities are summarized as follows:

                                                                   2003                              WEIGHTED
                                         --------------------------------------------------------    AVERAGE
                                                           GROSS          GROSS        ESTIMATED       TAX
                                          AMORTIZED      UNREALIZED     UNREALIZED       FAIR       EQUIVALENT
                                            COST           GAINS          LOSSES         VALUE        YIELD
                                         -----------    -----------    -----------    -----------   ----------
Available for sale:
    U.S. Government agencies
      and corporations
      Within one year                    $ 3,679,936    $    56,310    $        --    $ 3,736,246      4.41%
      After 1 but within 5 years           4,015,285        182,346         21,560      4,176,071      4.76
      After 5 but within 10 years         17,436,050         32,346        162,056     17,306,340      4.26
                                         -----------    -----------    -----------    -----------
                                         $25,131,271    $   271,002    $   183,616    $25,218,657      4.36%
                                         -----------    -----------    -----------    -----------
    States and political subdivisions
      After 1 but within 5 years         $   468,556    $     7,274    $       193    $   475,637      2.85%
      After 5 but within 10 years          4,143,424         42,818          6,904      4,179,338      3.42
                                         -----------    -----------    -----------    -----------
                                         $ 4,611,980    $    50,092    $     7,097    $ 4,654,975      3.07%
                                         -----------    -----------    -----------    -----------
    Mortgage backed securities           $ 9,526,351    $    42,478    $    80,527    $ 9,488,302      4.44%
                                         -----------    -----------    -----------    -----------
Total securities available for sale      $39,269,602    $   363,572    $   271,240    $39,361,934      4.25%
                                         ===========    ===========    ===========    ===========
Restricted:
    Federal Reserve Bank stock           $   129,650    $        --    $        --    $   129,650      6.00%
    Federal Home Loan Bank stock             865,700             --             --        865,700      3.52
                                         -----------    -----------    -----------    -----------
Total restricted investments             $   995,350    $        --    $        --    $   995,350      3.84%
                                         ===========    ===========    ===========    ===========

                                                                   2002                              WEIGHTED
                                         --------------------------------------------------------    AVERAGE
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
                                         ===========    ===========    ===========    ===========

         The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $15,337,515 at December 31, 2003 and $12,864,841 at December 31, 2002.

         Proceeds from sales of securities available for sale (excluding maturities) for the years ended December 31, 2003, 2002 and 2001 were $13,044,280, $7,075,471 and $901,406, respectively. Gross gains and
         (losses) of $210,572 and $(69,122) in 2003, $78,028 and $(0) in 2002,
         and $7,071 and $(6,238) in 2001 were realized on the respective sales.

NOTE 4. LOANS AND LEASES RECEIVABLE

         Major classifications of loans at December 31, 2003 and 2002 were as follows:

                                      2003              2002
                                  -------------     -------------
Loans:
   Real estate                    $  98,404,610     $  83,239,409
   Commercial real estate            21,521,317        13,934,900
   Consumer                          16,852,449        22,575,379
   Commercial                         8,934,099         9,684,720
   Overdrafts                           135,958            72,763
                                  -------------     -------------
                                  $ 145,848,433     $ 129,507,171

Leases:                                 186,318           135,341
                                  -------------     -------------
                                  $ 146,034,751     $ 129,642,512
Net deferred loan fees, costs,
    premiums and discounts              238,220           172,239
Allowance for loan losses            (1,607,763)       (1,484,448)
                                  -------------     -------------
                                  $ 144,665,208     $ 128,330,303
                                  =============     =============

         At December 31, 2003, approximately $49,697,000 or 41.4% of the real estate loans had fixed rates of interest and $70,229,000 or 58.6% had adjustable rates of interest.

         The net investment in the direct financing leases was $186,318 at December 31, 2003.

         An analysis of the allowance for loan losses were as follows:

                               2003             2002            2001
                            -----------     -----------     -----------
Balance, beginning          $ 1,484,448     $ 1,336,960     $ 1,216,333
    Provision charged to
        operations              312,000         261,000         226,000
    Recoveries                   80,626          37,230          29,729
    Loans charged off          (269,311)       (150,742)       (135,102)
                            -----------     -----------     -----------
Balance, ending             $ 1,607,763     $ 1,484,448     $ 1,336,960
                            ===========     ===========     ===========

         Loans are placed on nonaccrual status when, in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. A summary of nonperforming loans is as follows:

                                                               DECEMBER 31,
                                                          --------------------
                                                            2003        2002
                                                          --------    --------
Nonaccrual  loans                                         $348,660    $ 12,711
Loans past due 90 days or more still accruing interest      27,045     553,170
                                                          --------    --------
     Total                                                $375,705    $565,881
                                                          ========    ========

         The contractual amount of interest that would have been recorded on nonaccrual loans during 2003 and 2002 was $34,481 and $6,599, respectively. The amount of interest income that was recorded on nonaccrual loans during 2003 and 2002 was $22,618 and $5,248, respectively.

         The Bank is not committed to lend additional funds to debtors whose loans are nonperforming or on nonaccrual status.

         The Bank has no loans which are considered to be impaired at December 31, 2003 and 2002.

NOTE 5. LOAN SERVICING

         Mortgage loans serviced for others are not included in the accompanying financial statements. The unpaid principal balances of mortgage loans serviced for others were $6,041,418 and $5,207,621 at December 31, 2003 and 2002, respectively.

         Custodial balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $57,250 and $100,206 at December 31, 2003 and 2002, respectively.

         The Bank did not capitalize any mortgage servicing rights in 2003, 2002 or 2001. The company performed an analysis of the predominant risk characteristics of the previously capitalized mortgage servicing rights on December 31, 2003. This analysis indicated prepayment risk for the underlying loans is high due to lower current interest rates and thus a write-down of the remaining balance was necessary. Management recognized a direct write-off of $27,674 included in other expenses on the income statement. Amortization of mortgage servicing rights was $2,247, $2,248 and $1,792 in 2003, 2002 and 2001, respectively.
         Mortgage servicing rights at December 31, 2003 and 2002 were $0 and $29,921, respectively.

NOTE 6. PREMISES AND EQUIPMENT

         Major classifications of premises and equipment at December 31 were as follows:

                                         2003          2002
                                      ----------    ----------
Land and land improvements            $1,939,761    $1,435,174
Banking house - Main                   1,493,700     1,355,096
Banking house - Valley Road branch       547,936       532,624
Banking house - Hedgesville branch       766,743       766,743
Banking house - Martinsburg branch       697,006       697,006
Bank owned automobiles                    31,580        20,555
Furniture, fixtures and equipment      2,089,114     2,106,114
                                      ----------    ----------
                                      $7,565,840    $6,913,312
     Less accumulated depreciation     2,293,668     2,123,691
                                      ----------    ----------
                                      $5,272,172    $4,789,621
Construction in progress                  16,461        10,514
                                      ----------    ----------
                                      $5,288,633    $4,800,135
                                      ==========    ==========

         Depreciation expense amounted to $338,062, $293,787 and $220,698 in 2003, 2002 and 2001, respectively.

         The Bank exercised an option to purchase a parcel of land in Falling Waters, Berkeley County West Virginia for the future site of a full-service branch. The construction of the branch is expected to be completed during the fourth quarter 2004.

         Computer software included in the statement of financial condition caption "Other Assets" amounted to $507,926 and $400,742 at December 31, 2003 and 2002, respectively. Amortization expense on computer software amounted to $209,328, $38,205 and $22,080 in 2003, 2002 and
         2001, respectively.

         In December 2001, the Bank entered into a contract to upgrade its technology systems. Although, the Bank completed the conversion in 2003, the Bank had remaining commitments to upgrade the Bank's technology systems totaling $64,100 at December 31, 2003. The Bank had additional other commitments of $1,400 to install a fire alarm system at a branch location at December 31, 2003.

NOTE 7. INTANGIBLE ASSETS

         Amortized intangible assets representing customer lists, contracts and records acquired by CNB Insurance Services, Inc. have a carrying amount of $66,267 and accumulated amortization of $42,472 and $33,787 at December 31, 2003 and 2002, respectively. These intangibles are amortized over four remaining years on a straight line basis.

         Amortization expense on intangible assets amounted to $8,685 in each year ended December 31, 2003, 2002 and 2001.

         The estimated amortization expense for 2004 through 2007 will be $5,949 per year.

NOTE 8. TIME DEPOSITS

         At December 31, 2003, the scheduled maturities of time deposits are as follows:

             TIME DEPOSITS           ALL TIME
           $100,000 AND OVER         DEPOSITS
            --------------        --------------
2004        $   12,174,309        $   29,718,737
2005             4,509,210            14,560,730
2006            16,693,319            36,876,884
2007             1,156,850             5,222,733
2008             2,108,872             6,631,341
            --------------        --------------
            $   36,642,560        $   93,010,425
            ==============        ==============

NOTE 9. FEDERAL HOME LOAN BANK BORROWINGS

                                                 DECEMBER 31,
                                          ----------------------
                                              2003         2002
                                          -----------     ------
Federal Home Loan Bank advances           $ 1,200,000      $  -

         Citizens National Bank is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh and, as such, can take advantage of the FHLB program for overnight and term advances at published daily rates. Federal Home Loan Bank advances mature through January 2004 and carry an interest rate of 1.1%. Under the terms of a blanket collateral agreement, advances form the FHLB are collateralized by qualifying mortgages and US government agencies and mortgage-backed securities. In addition, all of the Bank' stock in the FHLB is pledged as collateral for such debt. Advances available under this agreement are limited by available and qualifying collateral and the amount of FHLB stock held by the borrower.

                                                2003      2002
                                             ----------   ----
Maximum balance (outstanding and pledged)
   at any month-end during the year          $2,900,000   $ --

Average balance for the year                  1,487,736     --

Weighted average rate for the year                 1.26     --

Weighted average rate at year-end                  1.06     --

NOTE 10. UNUSED LINES OF CREDIT

         The Bank entered into an open-ended unsecured line of credit with Mercantile Safe Deposit and Trust Company for $3,000,000 for federal fund purchases. Funds issued under this agreement are at the Mercantile Safe Deposit and Trust Company federal funds rate effective at the time of borrowing. The line matures October 29, 2004. The Bank had not drawn on these funds at December 31, 2003.

NOTE 11. OPERATING LEASES

         The Bank entered into two lease agreements in 2001, which were terminated in March 2002. A lease for a parcel of land to locate a temporary banking unit required a monthly payment of $1,500. The additional lease was for the temporary banking unit which required a monthly payment of $3,575. Both leases were classified as operating leases.

         Lease expense under operating leases for the periods ending December 31, 2002 and 2001 amounted to $15,019 and $30,738, respectively.

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

         The following table sets forth information about the Bank's plan as of October 31:

                                             2003            2002            2001
                                          -----------     -----------     -----------
CHANGE IN BENEFIT OBLIGATION:
   Benefit obligation at
       beginning of year                  $ 2,917,840     $ 2,711,735     $ 2,356,019
   Service cost                               115,397         116,959         107,250
   Interest cost                              201,998         189,547         185,125
   Actuarial (gain) loss                      181,139          25,890         183,729
   Benefits paid                             (147,155)       (126,291)       (120,388)
                                          -----------     -----------     -----------
   Benefit obligation at end of
       year                               $ 3,269,219     $ 2,917,840     $ 2,711,735
                                          -----------     -----------     -----------
CHANGE IN PLAN ASSETS:
   Fair value of plan assets at
      beginning of year                   $ 1,904,046     $ 2,116,828     $ 2,294,234
   Actual return on plan assets               244,353        (274,542)       (156,520)
   Employer contribution                      245,755         188,051          99,502
   Benefits paid                             (147,155)       (126,291)       (120,388)
                                          -----------     -----------     -----------
   Fair value of plan assets
      at end of year                      $ 2,246,999     $ 1,904,046     $ 2,116,828
                                          -----------     -----------     -----------

Funded status                             $(1,022,220)    $(1,013,794)    $  (594,907)
Unrecognized net actuarial
     (gain) loss                              968,629         821,797         321,327
     cost                                       2,753          23,804          44,855
Unrecognized net transition
     (asset)                                       --          (7,371)        (16,941)
                                          -----------     -----------     -----------
     Prepaid (accrued) benefit cost       $   (50,838)    $  (175,564)    $  (245,666)
                                          ===========     ===========     ===========

ADDITIONAL INFORMATION
Increase in minimum liability included
     in other comprehensive income        $   436,293     $        --     $        --

         The following table sets forth information about the Bank's plan as of October 31:

         s
                                                                     2003            2002           2001
                                                                  ----------      ----------        ----
WEIGHTED AVERAGE ASSUMPTIONS USED TO
    DETERMINE BENEFIT OBLIGATIONS AS OF OCTOBER 31:
        Discount rate                                                    6.5%            7.0%       7.3%
        Expected return on plan
            assets                                                       8.5%            8.5%       8.5%
        Rate of compensation increase                                    3.5%            4.0%       4.3%

WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE
    NET PERIODIC BENEFIT COST FOR YEARS ENDED OCTOBER 31:
        Discount rate                                                    7.0%            7.3%
        Expected return on plan
            assets                                                       8.5%            8.5%
        Rate of compensation increase                                    4.0%            4.3%

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION
    CONSIST OF:
      Accrued benefit cost                                        $ (489,884)     $ (175,564)
      Intangible assets                                                2,753              --
      Accumulated other comprehensive income                         436,293              --
                                                                  ----------      ----------

      Net amount recognized                                       $  (50,838)     $ (175,564)
                                                                  ==========      ==========

         The accumulated benefit obligation for the defined benefit pension plan was $2,736,883 and $2,407,036 at October 31, 2003 and October 31, 2002,
         respectively.

COMPONENTS OF NET PERIODIC COST:
    Service cost                                     $ 115,397     $ 116,959     $ 107,250
    Interest cost                                      201,998       189,547       185,125
    Expected return on plan assets                    (210,046)     (200,038)     (189,974)
    Special termination benefit cost                        --            --        23,069
    Amortization of prior service costs                 21,051        21,051        21,051
    Amortization of transition obligation/(asset)       (7,371)       (9,570)       (9,570)
                                                     ---------     ---------     ---------

        Net periodic plan cost                       $ 121,029     $ 117,949     $ 136,951
                                                     =========     =========     =========

PLAN ASSETS

                                 TARGET       ALLOWABLE     PERCENTAGE OF PLAN
                               ALLOCATION    ALLOCATION    ASSETS AT OCTOBER 31,
                                  2004         RANGE       2003             2002
                               ----------    ----------    ----             ----
(1) Plan assets
     (a) Equity securities         70%        40 - 80%      70%              62%
     (b) Debt securities           25%        20 - 40%      26%              33%
     (c) Real estate                0%              0%       0%               0%
     (d) Other                      5%          3 -10%       5%               5%
                                                           ---              ---
     (e) Total                                             100%             100%
                                                           ===              ===

         INVESTMENT POLICY AND STRATEGY

         The policy, as established by the Pension Committee, is to invest assets per the target allocations stated above. The assets will be reallocated periodically to meet the above target allocations. The investment policy will be reviewed periodically, under the advisement of a certified investment advisor, to determine if the policy should be changed.

         The overall investment return goal is to achieve a return greater than a blended mix of stated indices tailored to the same asset mix of the plan assets by 0.5% after fees over a rolling 5-year moving average basis.

         Allowable assets include cash equivalents, fixed income securities, equity securities, exchange traded index funds and GICs. Prohibited investments include, but are not limited to, commodities and future contracts, private placements, options, limited partnerships, venture capital investments, real estate and IO, PO, and residual tranche CMOs. Unless a specific derivative security is allowed per the plan document, permission must be sought from the Pension Committee to include such investments.

         In order to achieve a prudent level of portfolio diversification, the securities of any one company should not exceed more than 10% of the total plan assets, and no more than the 25% of total plan assets should be invested in any one industry (other than securities of US Government or Agencies). Additionally, no more than 20% of the plan assets shall be invested in foreign securities (both equity and fixed).

         DETERMINATION OF EXPECTED LONG-TERM RATE OF RETURN

         The expected long-term rate of return for the plan's total assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class.

         CASH FLOWS

(1) Expected contributions for fiscal year ending October 31, 2004
    (a) Expected employer contributions                               $  187,011
    (b) Expected employee contributions                               $       --

(2) Estimated future benefit payments reflecting expected
       future service for the fiscal year(s) ending
    (a) 10/31/2004                                                    $  138,305
    (b) 10/31/2005                                                    $  139,868
    (c) 10/31/2006                                                    $  155,226
    (d) 10/31/2007                                                    $  157,982
    (e) 10/31/2008                                                    $  164,114
    (f) 10/31/2009 - 10/31/2013                                       $1,069,185

NOTE 13. 401(k) PROFIT SHARING PLAN

         All employees are eligible to participate in the Bank's 401(k) Profit Sharing Plan after completing one year of service. Employees may defer up to 15% of their salary in 2003, 2002 and 2001. The Bank may, at the discretion of the Board of Directors, match all or part of the employee deferrals. For 2003, the Bank matched 75% of employee deferrals up to 5% of salary. For 2002 and 2001, the Bank matched 50% of employee deferrals up to 5% of salary. The percentage of match varies based on the Bank's profit level. The assets of 401(k) Profit Sharing Plan are managed by the Bank's trust department.

         The Bank's contribution charged to income during 2003, 2002 and 2001 was $49,287, $25,600 and $24,000, respectively.

NOTE 14. DEFERRED COMPENSATION PLAN

         The Bank has a plan pursuant to which a director may elect to waive receipt of all or a portion of his fees for Board of Directors' meetings or committee meetings in exchange for a retirement benefit to be received during a ten-year period after attaining a certain age. The Bank has acquired life insurance on the lives of participating directors to fund its obligation under the plan. The cash surrender value of these life insurance policies has been recorded as an asset. The present value of payments to be paid to directors or their beneficiaries for services rendered to date has been recorded as a liability. The net expense for these benefits was $22,405, $(2,967) and $11,032 for 2003, 2002 and 2001, respectively.

NOTE 15. INCOME TAXES

         Income taxes reflected in the statements of income are as follows:

                                           YEARS ENDED DECEMBER 31,
                                    --------------------------------------
                                       2003          2002          2001
                                    ----------    ----------    ----------
Federal:
   Current                          $  921,863    $  554,466    $  656,915
   Deferred                             35,600        69,195       (50,201)
State:
   Current                             124,169        50,548        72,969
   Deferred                              1,821         6,662        20,098
                                    ----------    ----------    ----------
      Provision for income taxes    $1,083,453    $  680,871    $  699,781
                                    ==========    ==========    ==========

         Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

         The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting income, with the income tax provisions in the statements of income.

                                                     YEARS ENDED DECEMBER 31,
                                           -------------------------------------------
                                              2003            2002            2001
                                           -----------     -----------     -----------
Income tax expense at the
   statutory rate (34%)                    $   960,940     $   676,204     $   658,303
Increases (decreases) resulting
   from:
     Nontaxable interest income,
         net of non-deductible interest
         expense                               (58,527)        (35,750)        (19,739)
     State income taxes, net of
         federal income tax benefit            125,990          57,210          93,027
     Other                                      55,050         (16,793)        (31,810)
                                           -----------     -----------     -----------
        Provision for income taxes         $ 1,083,453     $   680,871     $   699,781
                                           ===========     ===========     ===========

         Federal and state income taxes receivable included in the balance sheet as other assets were $54,269 and $155,625 at December 31, 2003 and 2002, respectively.

         The components of deferred taxes included in the statement of financial condition as of December 31 are as follows:

                                              2003            2002
                                           -----------     -----------
Deferred tax assets:
    Provision for loan losses              $   514,433     $   472,495
    Deferred compensation plan                 228,112         216,063
    Postretirement benefits                     65,923          55,805
    Defined benefit plan                        20,348          65,249
    Organizational costs                         1,500           2,274
    Intangible asset                            23,041              --
    Minimum pension liability adjustment       165,792              --
                                           -----------     -----------
                                           $ 1,019,149     $   811,886
                                           -----------     -----------
Deferred tax liabilities:
    Deferred compensation plan             $  (213,087)    $  (192,835)
    Mortgage servicing rights                       --         (10,772)
    Net unrealized gain on securities
       available for sale                      (35,086)       (417,390)
    Depreciation                              (418,571)       (349,158)
                                           -----------     -----------
                                           $  (666,744)    $  (970,155)
                                           -----------     -----------
Net deferred tax asset (liability)         $   352,405     $  (158,269)
                                           ===========     ===========

         Generally accepted accounting principles require a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Bank believes that the deferred tax assets will be realized and therefore no valuation allowance was established.

NOTE 16. OTHER OPERATING EXPENSES

                                             YEARS ENDED DECEMBER 31,
                                      --------------------------------------
                                         2003          2002          2001
                                      ----------    ----------    ----------
Stationery, supplies and printing     $  197,000    $  144,511    $  159,195
Data processing                          180,353       202,755       194,639
Director's fees                          149,733       144,262       138,600
Postage                                  121,285       101,399        92,899
Telephone                                 70,288        87,972        62,567
Professional fees                        295,259       212,758       210,345
ATM and debit card fees                  168,136       159,768       126,188
Advertising and public relations         105,995       146,314       136,463
Other                                    578,127       462,549       519,868
                                      ----------    ----------    ----------
    Total other operating expenses    $1,866,176    $1,662,288    $1,640,764
                                      ==========    ==========    ==========

NOTE 17. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

         A summary of off-balance sheet instruments as of December 31 is as follows:

                                               2003                     2002
                                               ----                     ----
Commitments
   to originate:
       Fixed rate loans                     $   341,390              $ 1,456,003
       Adjustable rate loans                  3,669,983                1,058,600
                                            -----------              -----------
                                            $ 4,011,373              $ 2,514,603
Letters of credit                               313,831                  485,109
Undisbursed portion of construction
    loans                                     3,940,359                4,089,134
Available credit granted on commercial
    loans                                    11,010,725                3,626,501
Available credit on personal lines
    of credit                                   530,126                  375,066
Undisbursed portion of home equity loans      4,381,549                2,253,585
                                            -----------              -----------
                                            $24,187,963              $13,343,998
                                            ===========              ===========

NOTE 18. SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

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

         The Company maintains substantial balances of cash on hand, federal funds sold and investments held in safekeeping at corresponding banks. The balances held at the correspondent banks are in excess of the Federal Deposit Insurance Corporation insurance limit. Management considers this to be a normal business risk.

NOTE 19.  REGULATORY MATTERS

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 2003 and 2002, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

         The Bank's actual capital amounts and ratios are presented in the table. There were no deductions from capital for interest-rate risk in 2003 and 2002.

                                                               RATIO
                                          ----------------------------------------------
                               ACTUAL                                     TO BE WELL
                               AMOUNT                                  CAPITALIZED UNDER
                                 IN                   FOR CAPITAL      PROMPT CORRECTIVE
                              THOUSANDS   ACTUAL   ADEQUACY PURPOSES   ACTION PROVISIONS
                              ---------   ------   -----------------   -----------------
As of December 31, 2003:
   Total Capital
      (to Risk Weighted
       Assets)                $  18,108   14.81%         8.0%              10.0%
   Tier I Capital
      (to Risk Weighted
      Assets)                 $  16,579   13.56%         4.0%               6.0%
   Tier I Capital
      (to Average Assets)     $  16,579    8.20%         4.0%               5.0%

As of December 31, 2002:
   Total Capital
      (to Risk Weighted
       Assets)                $  16,996   15.10%         8.0%              10.0%
   Tier I Capital
      (to Risk Weighted
      Assets)                 $  15,588   13.85%         4.0%               6.0%
   Tier I Capital
      (to Average Assets)     $  15,588    8.14%         4.0%               5.0%

NOTE 20.  REGULATORY RESTRICTIONS

         Included in Cash and Due From Banks are average daily reserve balances the Bank is required to maintain with the Federal Reserve Bank. The amount of these required reserves, calculated based on percentages of certain deposit balances was $2,085,000 at December 31, 2003.

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

         Certain regulations prohibit affiliates from transferring funds to CNB in the form of loans or advances exceeding 10% of its capital stock and surplus, as defined in the Act. In addition, all loans or advances to nonbank affiliates must be secured by specific collateral. Based on this limitation, there was approximately $1,678,000 available for loans or advances to CNB as of December 31, 2003 at which time there were no material loans or advances outstanding.

NOTE 21. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         The estimated fair value of financial instruments at December 31, is summarized as follows:

                                              2003                         2002
                                     ------------------------     ------------------------
                                     CARRYING                     CARRYING
                                      AMOUNT       FAIR VALUE      AMOUNT       FAIR VALUE
                                      ------       ----------      ------       ----------
Financial Assets:
   Cash, due from banks and
       federal funds sold          $  7,641,280   $  7,641,280  $  7,832,735   $   7,832,735
    Securities available for
       sale                          39,361,934     39,361,934    43,429,902      43,429,902
     Loans                          144,665,208    145,075,097   128,330,303     128,425,985
     Accrued interest receivable        838,659        838,659       921,907         921,907
     Mortgage servicing rights                -              -        29,921          29,921
Financial Liabilities:
      Demand deposits              $ 87,888,304   $ 87,888,304  $ 78,241,087   $  78,241,087
      Time deposits                  93,010,425     95,057,048    94,821,462      97,507,166
      Accrued interest payable          673,624        673,624     1,010,086       1,010,086
Off Balance - Sheet
       Financial Instruments:
       Letters of credit           $          -   $        776  $          -   $       1,260

NOTE 22. RELATED PARTY TRANSACTIONS

         In the ordinary course of business, the Bank has granted loans to officers, directors, and their affiliates amounting to $1,449,821 and $1,433,386 at December 31, 2003 and 2002, respectively. During 2003, $299,530 of new loans were made, or became reportable, and repayments and other decreases totaled $283,095. Deposits from related parties held by the Bank at December 31, 2003 and 2002 amounted to $4,026,740 and $4,347,387, respectively.

NOTE 23. PARENT COMPANY ONLY FINANCIAL INFORMATION

         The following represents parent company only financial information:

                 STATEMENTS OF FINANCIAL CONDITION (PARENT ONLY)
                           DECEMBER 31, 2003 AND 2002

                                                                       2003             2002
                                                                       ----             ----
ASSETS
   Cash                                                            $       5,456    $     58,991
   Investment in Citizens National Bank                               16,558,465      16,256,896
   Deferred income taxes                                                   1,500           2,274
   Other assets                                                            3,520           4,385
                                                                   -------------    ------------

         TOTAL ASSETS                                              $  16,568,941    $ 16,322,546
                                                                   =============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Accrued expenses and other liabilities                          $           -    $     52,528
                                                                   -------------    ------------

         TOTAL LIABILITIES                                         $           -    $     52,528
                                                                   -------------    ------------

SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000  shares
       authorized; 458,048 shares outstanding                      $     458,048    $    458,048
   Capital surplus                                                     3,863,592       3,863,592
   Retained earnings                                                  12,460,556      11,267,374
   Accumulated other comprehensive income                               (213,255)        681,004
                                                                   -------------    ------------

         TOTAL SHAREHOLDERS' EQUITY                                $  16,568,941    $ 16,270,018
                                                                   -------------    ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $  16,568,941    $ 16,322,546
                                                                   =============    ============

                       STATEMENTS OF INCOME (PARENT ONLY)
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                  2003          2002         2001
                                                                  ----          ----         ----
Dividend income                                              $   549,658   $   467,209   $   477,209
Income from title company                                         54,550        56,400        44,876
Noninterest expense                                              (56,422)      (36,340)      (42,225)
                                                             -----------   -----------   -----------

INCOME BEFORE INCOME  TAXES AND EQUITY IN
    UNDISTRIBUTED EARNINGS OF CITIZENS NATIONAL BANK         $   547,786   $   487,269   $   479,860
Income tax expense                                                  (774)       (8,938)       (2,757)
                                                             -----------   -----------   -----------

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF
    CITIZENS NATIONAL BANK                                   $   547,012   $   478,331   $   477,103
Equity in undistributed earnings of Citizens National Bank     1,195,828       829,634       759,302
                                                             -----------   -----------   -----------

NET INCOME                                                   $ 1,742,840   $ 1,307,965   $ 1,236,405
                                                             ===========   ===========   ===========

                     STATEMENTS OF CASH FLOWS (PARENT ONLY)
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                        2003           2002           2001
                                                                        ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $ 1,742,840    $ 1,307,965    $ 1,236,405
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Deferred income taxes                                                   774          1,363            357
     (Increase) decrease in other assets                                       -          1,400         (3,500)
     Increase (decrease) in accrued expenses and other liabilities       (52,528)        42,515         (1,875)
     Equity in undistributed earnings of Citizens National Bank       (1,195,828)      (829,634)      (759,302)
                                                                     -----------    -----------    -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                   $   495,258    $   523,609    $   472,085
                                                                     -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in title company                                     $         -    $         -    $    (5,000)
     Return of capital from title company                                    865              -          2,715
                                                                     -----------    -----------    -----------
         NET CASH (USED IN) INVESTING ACTIVITIES                     $       865    $         -    $    (2,285)
                                                                     -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash dividends paid                                                 (549,658)      (467,209)      (467,209)
                                                                     -----------    -----------    -----------
         NET CASH (USED IN) FINANCING ACTIVITIES                     $  (549,658)   $  (467,209)   $  (467,209)
                                                                     -----------    -----------    -----------
         NET INCREASE  IN CASH AND CASH
             EQUIVALENTS                                             $   (53,535)   $    56,400    $     2,591
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       $    58,991    $     2,591    $         -
                                                                     -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                             $     5,456    $    58,991    $     2,591
                                                                     ===========    ===========    ===========

NOTE 24. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     2003
                                  --------------------------------------
                                   FIRST     SECOND     THIRD    FOURTH
                                  QUARTER    QUARTER   QUARTER   QUARTER
                                  -------    -------   -------   -------
                                               In thousands
Interest income                   $ 2,848    $ 2,893   $2,896    $2,932
Interest expense                    1,216      1,073      972       891
                                  -------    -------   ------    ------
Net interest income                 1,632      1,820    1,924     2,041

Provision for loan losses              51         86       57       118
Noninterest income                    336        410      407       434
Noninterest expense                 1,484      1,471    1,410     1,642
Securities gains (losses)              45         52       64       (20)
                                  -------    -------   ------    ------

Income before income taxes            478        725      928       695

Provision for income taxes            163        284      329       307
                                  -------    -------   ------    ------

Net income                        $   315    $   441   $  599    $  388
                                  =======    =======   ======    ======

Basic earnings per share          $  0.69    $  0.96   $ 1.31    $ 0.84
                                  =======    =======   ======    ======

                                                     2002
                                  --------------------------------------
                                   FIRST     SECOND     THIRD    FOURTH
                                  QUARTER    QUARTER   QUARTER   QUARTER
                                  -------    -------   -------   -------
                                               In thousands
Interest income                   $ 2,823    $ 2,889   $2,861    $2,916
Interest expense                    1,382      1,344    1,335     1,281
                                  -------    -------   ------    ------
Net interest income                 1,441      1,545    1,526     1,635

Provision for loan losses              73         39       40       109
Noninterest income                    291        357      328       349
Noninterest expense                 1,307      1,308    1,357     1,328
Securities gains (losses)              54         24        -         -
                                  -------    -------   ------    ------

Income before income taxes            406        579      457       547

Provision for income taxes            132        213      160       176
                                  -------    -------   ------    ------

Net income                        $   274    $   366   $  297    $  371
                                  =======    =======   ======    ======

Basic earnings per share          $  0.60    $  0.80   $ 0.65    $ 0.81
                                  =======    =======   ======    ======

NOTE 25. SUBSEQUENT EVENT

         In January 2004, CNB entered into an agreement to purchase certain assets and liabilities associated with the Hancock Branch of Fidelity Bank, a subsidiary bank of Mercantile Bankshares Corporation (formerly Home Federal). The purchase will increase the assets of CNB to over $218,000,000 and increase liabilities by over $17,000,000. CNB will assume responsibility for all the deposit services including checking, savings and certificate of deposits. Additionally, CNB will acquire loans, equipment and leasehold improvements and will assume the lease for the real estate located at 333 East Main Street, Hancock, Maryland.

         On January 2, 2004, the Bank entered into a nonqualified supplemental retirement benefit agreement with the President which when fully vested would pay the President or his beneficiary an amount of $30,000 per year for 10 years beginning June 11, 2011, if he retires on or after May 29, 2011. Termination of employment prior to that date other than by reasons of death or disability will result in a reduced benefit.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants in accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

         The Company's chief executive officer and chief financial officer have concluded that as of December 31, 2003, which is the end of the period covered by this Annual Report on Form 10-K, the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13(a)-15(e) and timely, alerting them to material information relating to the Company required to be included in the Company's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

         There have been no changes in the Company's internal controls over financial reporting in the fiscal quarter ended December 31, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

         Filed as exhibits to this annual report on Form 10-K are certificates of the chief executive office and chief financial officer. This form of certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the annual report on Form 10-K is the information concerning the controls evaluation referred to in the Section 302 certifications. This information should be read in conjunction with those certifications for a more complete understanding of the topics presented.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table contains certain information, as of March 20, 2004, with respect to current directors, nominees for directors and certain officers of CNB.

                                             DIRECTOR           PRINCIPAL OCCUPATION FOR PAST FIVE YEARS
           NAME                    AGE        SINCE                     AND POSITION HELD WITH CNB
           ----                    ---        -----                     --------------------------
Kenneth W. Apple                   47          2003             Certified Public Accountant

J. Robert Ayers                    74          1974             Retired - President, Citizens National Bank

John E. Barker                     75          1972             Auto Sales - Service

Margaret S. Bartles                50          2002             Realtor

Jay E. Dick                        51          1983             Retired - Manager-Hunters' Hardware, Inc.

Herbert L. Eppinger                71          1979             Retired - Agriculture

Robert L. Hawvermale               74          1967             Retired - Professional Engineer

J. Philip Kesecker                 74          1965             Real Estate Development

Jerry McGraw                       57          1988             Insurance

Martha H. Quarantillo              44          1999             Pharmacist

Thomas F. Rokisky                  57          1993             President and Chief Executive Officer,
                                                                CNB and Citizens National Bank

Charles S. Trump IV                43          1986             Attorney at Law

Arlie R. Yost                      56          1988             Licensed Residential Appraiser

      All nominees are incumbent directors of CNB Financial Services, Inc.

The names, ages and position of each executive officer of the company are listed below along with the positions with Citizens National Bank held by each of them during the last five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting.

                                   AGE AS OF
                                   MARCH 20,
         NAME                        2004                         POSITION AND EXPERIENCE DURING THE PAST 5 YEARS
         ----                        ----                         -----------------------------------------------
J. Philip Kesecker (1)                74           2000 to present - Chairman of the Board, CNB Financial Services, Inc.
                                                   1987 to present - Chairman of the Board, Citizens National Bank

Thomas F. Rokisky                     57           2000 to present - President/CEO, CNB Financial Services, Inc.
                                                   1996 to present - President/CEO, Citizens National Bank
                                                   1990 to 1996    - Executive Vice President/COO, Citizens National Bank

Rebecca S. Stotler                    43           2000 to present - Vice President/CFO, CNB Financial Services, Inc.
                                                   1999 to present - Vice President/CFO, Citizens National Bank
                                                   1996 to 1999    - Vice President of Finance/Cashier, Citizens National Bank

Patricia C. Muldoon                   43           2001 to present - Vice President/COO, Citizens National Bank
                                                   1999 to 2001 - Consultant/Audit Staff, Smith Elliott Kearns & Company, LLC
                                                   1997 to 1999 - VP/Mgr of Accounting Operations and Financial Reporting
                                                        Farmers and Mechanics National Bank

(1)      Mr. Kesecker is not an employee of CNB.

         CNB's board of directors has determined that Kenneth W. Apple, CPA, meets the requirements of an audit committee financial expert as defined by the Securities and Exchange Commission. The board of directors believes that Mr. Apple has the following five attributes that qualify him as an audit committee financial expert. This director, through education and experience, has:

               - An understanding of financial statements and generally accepted accounting principles;

               - An ability to assess the general application of generally accepted accounting principles in connection with accounting for estimates, accruals and reserves;

               - Some experience in preparing, auditing, analyzing and evaluating financial statements that present a level of complexity of accounting issues comparable to the breadth of issues that could reasonably be expected to be presented by CNB's financial statements;

               -  An understanding of internal controls; and

               -  An understanding of audit committee functions.

         Mr. Apple acquired these attributes through his Bachelor of Science degree from Shepherd College in Shepherdstown, West Virginia, and over 20 years of experience in public accounting, including auditing.

         Section 16 (a) of the Securities Exchange Act of 1934 requires CNB's directors and executive officers, and persons who own more than 10% of the registered class of CNB's equity securities, to make stock ownership and transaction filings with the Securities and Exchange Commission and to provide copies to CNB. Based solely on a review of the reports furnished to CNB and written statements that no other reports were required, all Section 16(a) filing requirements applicable to its officers and directors were met except for John E. Barker and Arnold K. Stotler, who each filed one report late representing [one] transaction each. CNB is required to report late filings.

         CODES OF ETHICS

         Both CNB and the Bank have adopted Codes of Ethics as defined by the rules of the SEC. The Code of Ethics applies to all of CNB's and the Bank's directors, officers, including the Bank's Chief Executive Officer and Chief Financial Officer, and employees. Additionally, CNB and the Bank have adopted a Code of Ethics for Senior Financial Officers. The codes of ethics for all employees and for senior financial officers of CNB and the Bank have been filed as an exhibit to this Annual Report on Form 10-K. If CNB or the Bank makes substantive amendments to the Code of Ethics or the Code of Ethics for Senior Financial Officers or grants any waiver, including any implicit waiver, that applies to any director or executive officer of CNB or the Bank, it will disclose the nature of such amendment or waiver on the website or in a report on Form 8-K in accordance with applicable SEC rules.

ITEM 11. EXECUTIVE COMPENSATION

         The table below reflects information concerning the annual compensation for services in all capacities to the corporation for the fiscal years ended December 31, 2003, 2002 and 2001, of those persons who were, as of December 31, 2003, (a) the chief executive officer, and (b) the four other most highly compensated executive officers to the extent that such persons, total annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                           OTHER ANNUAL
NAME AND PRINCIPAL POSITION              YEAR            SALARY           BONUS            COMPENSATION
---------------------------              ----            ------           -----            ------------
Thomas F. Rokisky, President/CEO         2003           $108,330          $ -0-           $20,172 (1)(2)
                                         2002           $103,420          $ -0-           $16,424 (1)(2)
                                         2001           $ 98,759          $ -0-           $13,722 (1)(2)

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

         (2) CNB's contributions to the pension plan, a defined benefit plan, are not and cannot be calculated separately for specific participants. Contributions for the plan year of $245,755, $168,151 and $99,502 were made by CNB in 2003, 2002 and 2001, respectively.

         CNB does not maintain any form of stock option, stock appreciation rights, or other long-term stock based compensation plans.

         Directors receive $150 for each board meeting of the bank they attend, $150 for each discount committee meeting and $75 for other committee meetings they attend. There is no compensation for attendance at CNB board meetings. In addition, each director receives a fee of $4,150 per year. The chairman of the board receives an additional $3,500 per year and the vice-chairman receives an additional $1,000 per year. Other than the deferred compensation/supplemental insurance plan described below, there are no other special arrangements with any directors. In 2003 the board of directors of CNB received $149,733, in the aggregate, for all board of directors' meetings attended and all fees paid.

         CNB maintains a deferred compensation/supplemental insurance plan for directors pursuant to which a director may elect to defer receipt of a portion of fees for board meetings for at least four years or until he reaches age 65, whichever is later. An amount equal to fees waived in addition to interest at an annual rate of 10% per year will be paid to each participating director or his designated beneficiary during a period of 10 years after the director reaches age 65. The payments after retirement will be paid from the general funds of CNB. CNB purchases and is the beneficiary of insurance on the lives of participants, the proceeds of which are used to help recover the net after-tax cost of the benefits and insurance premiums paid. Funds from the deferred fees of a participating director will be used to reimburse CNB for the costs of the premium for the insurance policies. The cost of the insurance premiums in 2003 was $68,566. At December 31, 2003, these policies had a net accumulated cash value of $1,065,435.

         On January 2, 2004, the Bank entered into a nonqualified supplemental retirement benefit agreement with the President which when fully vested would pay the President or his beneficiary an amount of $30,000 per year for 10 years beginning June 11, 2011, if he retires on or after May 29, 2011. Termination of employment prior to that date other than by reasons of death or disability will result in a reduced benefit.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of February 21, 2004, relating to the beneficial ownership of the common stock by (a) each person or group known by CNB to own beneficially more than 5% of the outstanding common stock; (b) each of CNB's directors; and (c) all directors and executive officers of CNB as a group. Unless otherwise noted below, the persons named in the table have sole investment power with respect to each of the shares reported as beneficially owned by such person.

                       NAME AND ADDRESS                       NUMBER OF SHARES  PERCENT OF CLASS (1)
                       ----------------                       ----------------  --------------------
Kenneth W. Apple                                                     250                  *
J. Robert Ayers (2)                                                1,915                  *
John E. Barker (3)                                                17,500               3.82
Margaret S. Bartles                                                  100                  *
Jay E. Dick (4)                                                   15,691               3.43
Herbert L. Eppinger (5)                                            2,870                  *
Robert L. Hawvermale (6)                                           3,730                  *
J. Philip Kesecker (7)                                            14,282               3.12
Jerald McGraw (8)                                                  1,514                  *
Martha H. Quarantillo                                                400                  *
Thomas F. Rokisky (9)                                              1,546                  *
Charles S. Trump IV (10)                                          11,380               2.48
Arlie R. Yost (11)                                                 2,210                  *
All directors and executive officers as a group (18 persons)      72,508              16.05
D. Louise Stotler and Deborah Dhayer
    RR 6 Box 12460, Berkeley Springs, WV, 25411                   47,488              10.37
Mary Lou Trump
    RR 7 Box 12840, Berkeley Springs, WV, 25411                   53,470              11.67

*        Indicates holdings of less than 1%.

(1) Includes shares of common stock held by the named individual as of February 21, 2004.

(2)      Includes 1,815 shares held jointly with spouse.

(3) Includes 14,300 shares held jointly with spouse and 3,000 shares held jointly with children.

(4)      Includes 15,591 shares held jointly with spouse.

(5)      Includes 2,770 shares held jointly with spouse.

(6) Includes 1,200 shares held by spouse and 100 shares held jointly with spouse.

(7) Includes 3,098 shares held by spouse and 1,860 shares held jointly with spouse and 1,000 held in an educational trust.

(8) Includes 110 shares held by spouse and 964 shares held jointly with spouse.

(9)      Includes 1,425 shares held in an Individual Retirement Account.

(10) Includes 842 shares held by spouse and 270 shares held as custodian for children.

(11)     Includes 1,770 shares held jointly with spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         CNB has had and intends to continue to have banking and financial transactions in the ordinary course of business with directors and executive officers of CNB and their associates. Total loans outstanding from CNB at December 31, 2003, to CNB's officers and directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $2,548,296, or approximately 15.4% of total equity capital. These loans do not involve more than the normal risk of collectibility or present other unfavorable features.

         Trump and Trump, in which director Charles S. Trump, IV is a partner, performed legal services for CNB and the bank. Fees paid by CNB and the bank to that law firm were $52,680 during 2003.

         CNB, Charles S. Trump, IV and George I. McVey are members in a Limited Liability Company, Morgan County Title Insurance Agency, LLC, which was formed in February 2001. Morgan County Title Insurance Agency, LLC, paid Trump and Trump management fees of $200,384. Charles S. Trump, IV and George I. McVey are partners in Trump and Trump.

ITEM 14. PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

         The following fees were paid by CNB and the bank to Smith Elliott Kearns & Company, LLC:

                                   2003       2002
                                   ----       ----
Audit Fees                        $58,150    $56,500
Audit-Related Fees (a)              8,530        425
Tax Fees (b)                        4,100      3,887
All Other Fees (c)                 19,450          -

(a) Principally review of information technology controls, consultation about the application of accounting principles to specific transactions and branch cash count procedures.

(b) Principally tax compliance services (including federal and state returns).

(c) Principally due diligence procedures related to branch acquisition and agreed upon procedures related to the trust department.

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

            14 Code of Ethics filed as an exhibit hereto and incorporated herein by reference.

            21 Subsidiaries of CNB Financial Services, Inc. filed as an exhibit hereto and incorporated herein by reference.

            31.1 Certification of the Chief Executive Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.1 Certification of the Chief Financial Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification of the Chief Executive Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification of the Chief Financial Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

Date of Report        Item        Description
--------------        ----        -----------
November 7, 2003       12         The Company issued a press release that
                                  announced operating results of its first
                                  nine months ended September 30, 2003
January 26, 2004        5         The Company issued a press release that
                                  announced the signing of a definitive
                                  agreement providing for the purchase of
                                  certain assets and liabilities associated with
                                  the Hancock, Maryland branch office of Fidelity
                                  Bank.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     CNB Financial Services, Inc.
     ----------------------------
           (Registrant)

Date March 29, 2004                       /s/ Thomas F. Rokisky
                                          --------------------------------------
                                          Thomas F. Rokisky, President/CEO

Date March 29, 2004                       /s/ Rebecca S. Stotler
                                          --------------------------------------
                                          Rebecca S. Stotler, Vice President/CFO
                                          (Principal Financial and Accounting
                                           Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 29th March 2004.

               Signatures                                 Title
               ----------                                 -----
/s/ J. Philip Kesecker                              Chairman and Director
----------------------------------
J. PHILIP KESECKER

/s/ Thomas F. Rokisky                               President/CEO and Director
----------------------------------
THOMAS F. ROKISKY

/s/ Kenneth W. Apple                                Director
----------------------------------
KENNETH W. APPLE

/s/ J. Robert Ayers                                 Director
----------------------------------
J. ROBERT AYERS

/s/ John E. Barker                                  Director
----------------------------------
JOHN E. BARKER

/s/ Margaret S. Bartles                             Director
----------------------------------
MARGARET S. BARTLES

/s/ Jay E. Dick                                     Director
----------------------------------
JAY E. DICK

/s/ Herbert L. Eppinger                             Director
----------------------------------
HERBERT L. EPPINGER

/s/ Robert L. Hawvermale                            Director
----------------------------------
ROBERT L. HAWVERMALE

/s/ Jerald McGraw                                   Director
----------------------------------
JERALD MCGRAW

/s/ Martha H. Quarantillo                           Director
----------------------------------
MARTHA H. QUARANTILLO

/s/ Charles S. Trump IV                             Director
----------------------------------
CHARLES S. TRUMP IV

/s/ Arlie R. Yost                                   Director
----------------------------------
ARLIE R. YOST