Form 10-Q
period 2004-03-31
CNB FINANCIAL SERVICES INC
filed 2004-05-13
CIK 1113336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM __TO __

                         Commission file number 0-30665

                          CNB Financial Services, Inc.
             (Exact Name of Registrant as specified in its charter)

    United States of America                            55 - 0773918
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

101 S. Washington Street, Berkeley Springs, WV               25411
----------------------------------------------       ---------------------
  (Address of principal executive offices)                (Zip Code)

Issuer's telephone number, (304) 258 - 1520
                           ----- ---   ----

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

    Common Stock $1 par value, 458,048 shares outstanding as of May 10, 2004

                          CNB FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS

                                                                                                                   PAGE
 PART 1:     FINANCIAL INFORMATION

     Item 1. Financial Statements

              Consolidated Statements of Financial Condition as of March 31, 2004 (Unaudited)
                and December 31, 2003............................................................................    3

              Consolidated Statements of Income for the Three Months ended
                March 31, 2004 and 2003 (Unaudited) .............................................................    4

              Consolidated Statements of Changes in Shareholders' Equity for the Three
                Months Ended March 31, 2004 (Unaudited) and the Year Ended December 31, 2003.....................    5

              Consolidated Statements of Cash Flows for the Three Months
                Ended March 31, 2004 and 2003 (Unaudited)........................................................    6

              Notes to Consolidated Financial Statements (Unaudited).............................................    7

     Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations for the Three Months ended March 31, 2004....................................   12

     Item 3. Quantitative and Qualitative Disclosures about Market Risk..........................................   19

     Item 4. Controls and Procedures.............................................................................   20


PART II:     OTHER INFORMATION

     Item 1. Legal  Proceedings..................................................................................   22

     Item 6. Exhibits and Reports on Form 8-K....................................................................   22

             SIGNATURES..........................................................................................   23

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

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       MARCH 31,         DECEMBER 31,
                                                          2004               2003
                                                      -------------     -------------
                                                       (Unaudited)
                          ASSETS
Cash and due from banks                               $  10,385,376     $   7,641,280
Federal funds sold                                        3,918,000             3,000
Securities available for sale
   (at approximate market value)                         33,662,082        39,361,934
Federal Home Loan Bank stock, at cost                       707,400           865,700
Federal Reserve Bank stock, at cost                         129,650           129,650
Loans and lease receivable, net                         147,885,935       144,665,208
Accrued interest receivable                                 774,951           838,659
Premises and equipment, net                               5,307,613         5,288,633
Cash surrender value of life insurance                    1,071,356         1,065,435
Deferred income taxes                                       202,718           352,405
Intangible assets                                            22,308            23,795
Other assets                                                491,599           820,052
                                                      -------------     -------------

     TOTAL ASSETS                                     $ 204,558,988     $ 201,055,751
                                                      =============     =============

             LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
        Demand                                        $  32,393,895     $  29,485,097
        Interest-bearing demand                          34,406,926        34,042,317
        Savings                                          26,284,765        24,360,890
        Time, $100,000 and over                          36,600,198        36,642,560
        Other time                                       55,062,222        56,367,865
                                                      -------------     -------------
                                                      $ 184,748,006     $ 180,898,729
   Accrued interest payable                                 640,039           673,624
   FHLB borrowings                                                -         1,200,000
   Accrued expenses and other liabilities                 1,788,907         1,714,457
                                                      -------------     -------------

     TOTAL LIABILITIES                                $ 187,176,952     $ 184,486,810
                                                      -------------     -------------

SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000  shares
       authorized; 458,048 shares outstanding         $     458,048     $     458,048
   Capital surplus                                        3,863,592         3,863,592
   Retained earnings                                     13,029,425        12,460,556
   Accumulated other comprehensive income                    30,971          (213,255)
                                                      -------------     -------------

     TOTAL SHAREHOLDERS' EQUITY                       $  17,382,036     $  16,568,941
                                                      -------------     -------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 204,558,988     $ 201,055,751
                                                      =============     =============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                             -------------------------
                                                2004          2003
                                             ----------     ----------
INTEREST INCOME
   Interest and fees on loans                $2,384,198     $2,320,147
   Interest and dividends on securities
      U.S. Government agencies and
         corporations                           243,549        341,234
      Mortgage backed securities                 89,731        161,779
      State and political subdivisions           44,978         13,112
      Other                                       2,863          4,599
   Interest on federal funds sold                 2,785          7,527
                                             ----------     ----------
                                             $2,768,104     $2,848,398
                                             ----------     ----------
INTEREST EXPENSE
   Interest on interest bearing demand,      $  778,859     $1,216,268
     savings and time deposits
   Interest on federal funds purchased                -            146
   Interest on FHLB borrowings                    2,900              -
                                             ----------     ----------
                                             $  781,759     $1,216,414
                                             ----------     ----------

           NET INTEREST INCOME               $1,986,345     $1,631,984

PROVISION FOR LOAN LOSSES                        87,000         51,000
                                             ----------     ----------

           NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES     $1,899,345     $1,580,984
                                             ----------     ----------

NONINTEREST INCOME
   Service charges on deposit accounts       $  257,189     $  190,789
   Other service charges, commissions
      and fees                                   89,247         91,883
   Insurance commissions                         33,002         24,271
   Other operating income                        17,531         18,849
   Net gain on sale of securities                49,876         44,595
   Income from title company                      9,829         10,250
                                             ----------     ----------
                                             $  456,674     $  380,637
                                             ----------     ----------
NONINTEREST EXPENSES
   Salaries                                  $  595,918     $  679,389
   Employee benefits                            217,879        212,220
   Occupancy of premises                         77,906         72,013
   Furniture and equipment expense              202,054        117,537
   Other operating expenses                     415,888        402,499
                                             ----------     ----------
                                             $1,509,645     $1,483,658
                                             ----------     ----------

            INCOME BEFORE INCOME TAXES       $  846,374     $  477,963

PROVISION FOR INCOME TAXES                      277,505        162,611
                                             ----------     ----------

            NET INCOME                       $  568,869     $  315,352
                                             ==========     ==========

BASIC EARNINGS PER SHARE                     $     1.24     $     0.69
                                             ==========     ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                    ACCUMULATED
                                                                                                        OTHER            TOTAL
                                                       COMMON          CAPITAL        RETAINED      COMPREHENSIVE     SHAREHOLDERS'
                                                       STOCK           SURPLUS        EARNINGS         INCOME           EQUITY
                                                    ------------    ------------    ------------    ------------      -------------
BALANCE, DECEMBER 31, 2002                          $    458,048    $  3,863,592    $ 11,267,374    $    681,004      $ 16,270,018
Comprehensive income:
   Net income for 2003                                         -               -       1,742,840               -         1,742,840
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $382,304)                -               -               -        (623,758)         (623,758)
  Change in minimum pension liability
     adjustment (net of tax of $165,792)                                                                (270,501)         (270,501)
                                                                                                                      ------------
Total Comprehensive Income                                     -               -               -               -           848,581
                                                                                                                      ------------
Cash dividends ($1.20 per share)                               -               -        (549,658)              -          (549,658)
                                                    ------------    ------------    ------------    ------------      ------------

BALANCE, DECEMBER 31, 2003                          $    458,048    $  3,863,592    $ 12,460,556    $   (213,255)     $ 16,568,941
                                                                                                                      ------------
Comprehensive income:
   Net income for three months
     ended March 31, 2004                                      -               -         568,869               -           568,869
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $149,687)                -               -               -         244,226           244,226
  Change in minimum pension liability
     adjustment                                                                                                -                 -
                                                                                                                      ------------
Total Comprehensive Income                                     -               -               -               -           813,095
                                                    ------------    ------------    ------------    ------------      ------------

BALANCE, MARCH 31, 2004                             $    458,048    $  3,863,592    $ 13,029,425    $     30,971      $ 17,382,036
                                                    ============    ============    ============    ============      ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                         ------------------------------
                                                                             2004             2003
                                                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $    568,869      $    315,352
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                            171,462           122,644
     Provision for loan losses                                                 87,000            51,000
     Net (gain) on sale of securities                                         (49,876)          (44,595)
     (Increase) decrease in accrued interest receivable                        63,708           (60,866)
     Decrease in other assets                                                 317,494           212,436
     Increase (decrease) in accrued interest payable                          (33,585)           13,534
     (Increase) in cash surrender value on life insurance in excess
          of premiums paid                                                          -           (15,000)
     Increase in accrued expenses and other liabilities                        74,450           288,812
     Amortization of deferred loan (fees) cost                                    484            10,551
     Amortization (accretion) of premium and discount on investments           19,291            41,208
                                                                         ------------      ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                       $  1,219,297      $    935,076
                                                                         ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) in loans                                             $ (3,308,211)     $ (2,822,319)
     Proceeds from sales of securities                                      3,900,535         3,196,279
     Proceeds from maturities of securities                                 9,144,734         9,028,456
     Purchases of securities                                               (6,920,919)      (15,774,000)
     Purchases of Federal Home Loan Bank stock                               (230,100)                -
     Redemptions of Federal Home Loan Bank stock                              388,400                 -
     Purchases of premises and equipment                                     (177,996)         (165,227)
     Net (increase) decrease in federal funds sold                         (3,915,000)        3,235,712
     Premiums paid on life insurance                                           (5,921)          (15,665)
                                                                         ------------      ------------
         NET CASH (USED IN) INVESTING ACTIVITIES                         $ (1,124,478)     $ (3,316,764)
                                                                         ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand and savings deposits                          $  5,197,282      $  1,961,377
    Net (decrease) in time deposits                                        (1,348,005)       (1,180,562)
    Net (decrease) in FHLB borrowings                                      (1,200,000)                -
                                                                         ------------      ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                       $  2,649,277      $    780,815
                                                                         ------------      ------------

         NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS           $  2,744,096      $ (1,600,873)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              7,641,280         7,832,735
                                                                         ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 10,385,376      $  6,231,862
                                                                         ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period:
               Interest                                                  $    815,344      $  1,229,802

The Notes to Consolidated Financial Statements are an integral part of these statements.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Basis of Presentation and Contingencies

                  In the opinion of CNB Financial Services, Inc. ("CNB" or the
            "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB financial condition as of March 31, 2004 and the results of operations for the three months ended March 31, 2004 and 2003 and cash flows for the three months ended March 31, 2004 and 2003.

                  The accompanying unaudited financial statements have been
            prepared in accordance with the instructions for Form 10-Q. These financial statements should be read in conjunction with the consolidated financial statements and the notes included in CNB's Annual Report for the year ended December 31, 2003.

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

            Note 2. Securities

                  The amortized cost and estimated market value of debt
            securities at March 31, 2004 and December 31, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                  Securities are summarized as follows:


                                                                 MARCH 31, 2004                             WEIGHTED
                                           -----------------------------------------------------------      AVERAGE
                                                             GROSS           GROSS          ESTIMATED         TAX
                                            AMORTIZED      UNREALIZED      UNREALIZED         FAIR         EQUIVALENT
                                              COST            GAINS          LOSSES           VALUE          YIELD
                                           -----------     -----------     -----------     -----------     ----------
Available for sale:
     U.S. Government agencies
         and corporations
         Within one year                   $ 1,502,197     $   100,618     $         -     $ 1,602,815        4.69%
         After 1 but within 5 years          2,511,642         105,058               -       2,616,700        4.80
         After 5 but within 10 years        16,173,557          87,685          22,793      16,238,449        4.03
                                           -----------     -----------     -----------     -----------
                                           $20,187,396     $   293,361     $    22,793     $20,457,964        4.17%
                                           -----------     -----------     -----------     -----------

     States and political subdivisions
         After 1 but within 5 years        $   468,656     $    13,217     $         -     $   481,873        4.32%
         After 5 but within 10 years         5,339,953         125,849             993       5,464,809        5.21
                                           -----------     -----------     -----------     -----------
                                           $ 5,808,609     $   139,066     $       993     $ 5,946,682        4.94%
                                           -----------     -----------     -----------     -----------

     Mortgage backed securities            $ 7,179,831     $    88,443     $    10,838     $ 7,257,436        4.47%
                                           -----------     -----------     -----------     -----------

Total securities available for sale        $33,175,836     $   520,870     $    34,624     $33,662,082        4.37%
                                           ===========     ===========     ===========     ===========
Restricted:
     Federal Reserve Bank stock            $   129,650     $         -     $         -     $   129,650        6.00%
     Federal Home Loan Bank stock              707,400               -               -         707,400        1.37
                                           -----------     -----------     -----------     -----------
Total restricted investments               $   837,050     $         -     $         -     $   837,050        2.09%
                                           ===========     ===========     ===========     ===========

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

            Note 2. Securities (continued)

                                                                 DECEMBER 31, 2003                          WEIGHTED
                                           -----------------------------------------------------------      AVERAGE
                                                             GROSS           GROSS          ESTIMATED         TAX
                                            AMORTIZED      UNREALIZED      UNREALIZED         FAIR         EQUIVALENT
                                               COST          GAINS           LOSSES           VALUE          YIELD
                                           -----------     -----------     -----------     -----------     ----------
Available for sale:
     U.S. Government agencies
         and corporations
         Within one year                   $ 3,679,936     $    56,310     $         -     $ 3,736,246        4.41%
         After 1 but within 5 years          4,015,285         182,346          21,560       4,176,071        4.76
         After 5 but within 10 years        17,436,050          32,346         162,056      17,306,340        4.26
                                           -----------     -----------     -----------     -----------
                                           $25,131,271     $   271,002     $   183,616     $25,218,657        4.36%
                                           -----------     -----------     -----------     -----------

     States and political subdivisions
         After 1 but within 5 years        $   468,556     $     7,274     $       193     $   475,637        2.85%
         After 5 but within 10 years         4,143,424          42,818           6,904       4,179,338        3.42
                                           -----------     -----------     -----------     -----------
                                           $ 4,611,980     $    50,092     $     7,097     $ 4,654,975        3.07%
                                           -----------     -----------     -----------     -----------

     Mortgage backed securities            $ 9,526,351     $    42,478     $    80,527     $ 9,488,302        4.44%
                                           -----------     -----------     -----------     -----------

Total securities available for sale        $39,269,602     $   363,572     $   271,240     $39,361,934        4.25%
                                           ===========     ===========     ===========     ===========

Restricted:
     Federal Reserve Bank stock            $   129,650     $         -     $         -     $   129,650        6.00%
     Federal Home Loan Bank stock              865,700               -               -         865,700        3.52
                                           -----------     -----------     -----------     -----------
Total restricted investments               $   995,350     $         -     $         -     $   995,350        3.84%
                                           ===========     ===========     ===========     ===========

                  The carrying value of securities pledged to secure public
            deposits and for other purposes as required or permitted by law totaled $16,514,263 at March 31, 2004 and $15,337,515 at December
            31, 2003.

                  Proceeds from sales of securities available for sale
            (excluding maturities) during the three months ended March 31, 2004 and the year ended December 31, 2003 were $3,900,535 and $13,044,280, respectively. Gross gains (losses) of $49,876 and $(-0-) during the three months ended March 31, 2004 and $210,572 and $(69,122) for the year ended December 31, 2003 were realized on the respective sales.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


      Note 3. Loans and Leases Receivable

                  Major classifications of loans at March 31, 2004 and December
            31, 2003, were as follows:

                                     MARCH 31,        DECEMBER 31,
                                       2004               2003
                                   -------------      -------------
Loans:
  Real estate                      $ 100,195,045      $  98,404,610
  Commercial real estate              23,588,170         21,521,317
  Consumer                            16,352,023         16,852,449
  Commercial                           8,917,107          8,934,099
  Overdrafts                              70,081            135,958
                                   -------------      -------------
                                   $ 149,122,426      $ 145,848,433

Leases:                                  182,294            186,318
                                   -------------      -------------
                                   $ 149,304,720      $ 146,034,751
Net deferred loan fees, costs,
    premiums and discounts               253,616            238,220
Allowance for loan losses             (1,672,401)        (1,607,763)
                                   -------------      -------------
                                   $ 147,885,935      $ 144,665,208
                                   =============      =============

                  An analysis of the allowance for possible loan losses is as follows:

                                        MARCH 31,             DECEMBER 31,
                             ----------------------------     ------------
                                 2004            2003             2003
                             -----------      -----------     ------------
Balance, Beginning           $ 1,607,763      $ 1,484,448      $ 1,484,448
    Provision charged to
        operations                87,000           51,000          312,000
    Recoveries                    77,705           12,257           80,626
    Loans charged off           (100,067)         (33,479)        (269,311)
                             -----------      -----------      -----------
Balance, Ending              $ 1,672,401      $ 1,514,226      $ 1,607,763
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

                                                                 MARCH 31,         DECEMBER 31,
                                                           ---------------------   ------------
                                                             2004        2003         2003
                                                           --------     --------   -----------
Nonaccrual  loans                                          $780,530     $ 98,872     $348,660
Loans past due 90 days or more still accruing interest            -      556,457       27,045
                                                           --------     --------     --------
     Total                                                 $780,530     $655,329     $375,705
                                                           ========     ========     ========

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Note 4. Time Deposits

                  At March 31, 2004, the scheduled maturities of time deposits are as follows:

                           TIME DEPOSITS      ALL TIME
                         $100,000 AND OVER    DEPOSITS
                         -----------------  -----------
Within 3 months             $ 4,731,748     $ 9,784,165
3 months thru 6 months        2,263,636       6,924,603
6 months thru 12 months       6,163,822      14,045,339
Over 12 months               23,440,992      60,908,313
                            -----------     -----------
                            $36,600,198     $91,662,420
                            ===========     ===========

      Note 5. Federal Home Loan Bank Borrowings

                                         MARCH 31,          DECEMBER 31,
                                    -------------------     ------------
                                     2004         2003         2003
                                    -------     -------     ------------
Federal Home Loan Bank advances     $     -     $     -     $  1,200,000

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

      Note 6. Supplemental Retirement Plan

                  On January 2, 2004, the Bank entered into a nonqualified
            supplemental retirement benefit agreement with the President which when fully vested would pay the President or his beneficiary an amount of $30,000 per year for 10 years beginning June 11, 2011, if he retires on or after May 29, 2011. Termination of employment prior to that date other than by reasons of death or disability will result in a reduced benefit. The expense for the quarter ended March 31, 2004 was $8,160.

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

            The Bank exercised an option to purchase a parcel of land in Falling Waters, Berkeley County, West Virginia for the future site of an additional full-service branch. The expected building completion date has been revised to the first quarter of 2005.

            On January 26, 2004, CNB entered into an agreement to purchase certain assets and liabilities associated with the Hancock Branch of Fidelity Bank, a subsidiary bank of Mercantile Bankshares Corporation (formerly Home Federal). The purchase, which will take place on June 11, 2004, will increase the assets of CNB to over $218,000,000 and increase liabilities by over $17,000,000. CNB will assume responsibility for all the deposit services including checking, savings and certificate of deposits. Additionally, CNB will acquire loans, equipment and leasehold improvements and will assume the lease for the real estate located at 333 East Main Street, Hancock, Maryland.

            The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three months ended March 31, 2004 and 2003. This discussion may include forward-looking statements based upon management's expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion and have based all average balances on daily averages.

      EARNINGS SUMMARY

            Net income for the three months ended March 31, 2004 was $569,000 or $1.24 per share compared to $315,000 or $0.69 per share for the same period in 2003. Annualized return on average assets and average equity were 1.1% and 13.5% respectively, for the three months ended March 31, 2004, compared with .7% and 7.7%, respectively, for the three months ended March 31, 2003.

            Growth in net income for the year 2004 is projected to slow down compared to the growth in net income for 2003 due to the additional expenses related to the projected opening of a new branch facility and the slowing of the maturities of the higher interest bearing 36 month Certificate of Deposits causing interest expense to level out. Although, net income increased in the first quarter of 2004 compared to the first quarter of 2003, the additional expenses relating to the opening of the branch facility are expected to be incurred in the second half of the year. The steady loan growth is expected to continue through 2004 although not at the level experienced in the recent past. As a result of lower interest rates and slower loan growth, interest income on loans will be impacted.

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

      Net interest income for the three months ended March 31, 2004 increased by $354,000 or 21.7% over the same period in 2003. Interest income for the three months ended March 31, 2004 decreased by $80,000 or 2.8% compared to the same period in 2003, while interest expense decreased by $435,000 or 35.7% during the three months ended March 31, 2004, as compared to the same period in the prior year.

      Increased net interest income for the three month period is attributable to a higher level of net interest earning assets offset by a decrease in the rates earned thereon. The Bank continues to experience a shift in the asset mix from lower yielding overnight federal funds and investment securities to higher yielding loans due to the continued high loan demand. The decrease in the rates earned on interest earning assets is due to the current economic conditions. The Bank has continued to experience steady deposit growth. Although the average balance on interest bearing liabilities increased, total interest expense decreased due to a decrease in the average rates paid on all interest bearing liabilities. The Bank's higher loan demand and steady deposit growth has resulted in an increased loan to deposit ratio.

      During the first quarter of 2004 compared to the same period in 2003, average net interest earning assets increased $6.5 million or 3.6% and average net interest bearing liabilities increased $5.1 million or 3.5% resulting in increased net interest income. CNB experienced a 69 basis point increase in the ratio of net interest income to average interest earning assets. The 124 basis point decrease in rates paid on average interest bearing liabilities offset by a 33 basis point decrease in rates earned on average interest earning assets contributed to the increase in the net interest margin. See Table 1 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential.

      The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities.

     TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                         MARCH 31, 2004                   MARCH 31, 2003
                                            ----------------------------------   -------------------------------
                                                QTR                                QTR
                                              AVERAGE       QTR        YIELD/    AVERAGE        QTR      YIELD/
                                              BALANCE     INTEREST     RATE(4)   BALANCE     INTEREST    RATE(4)
                                            ----------    --------    --------   -------     --------   --------
                                                                      (IN THOUSANDS OF DOLLARS)
Interest earning assets:
Federal funds sold                          $    1,258    $      3      0.91%  $    2,106    $      8     1.15%
Securities:
     Taxable                                    31,602         336      4.25       45,775         511     4.47
     Tax-exempt (1)                              5,361          45      5.09          907           9     6.01
Loans (net of unearned interest) (2)(5)(6)     148,420       2,322      6.26      131,321       2,231     6.80
                                            ----------    --------    ------   ----------    --------   ------
         Total interest earning assets (1)  $  186,641    $  2,706      5.80%  $  180,109    $  2,759     6.13%
                                           -----------    --------    ------   ----------    --------   ------

Nonearning assets:
      Cash and due from banks               $    9,008                         $    6,485
      Bank premises and equipment, net           5,264                              4,798
      Other assets                               3,017                              3,254
      Allowance for loan losses                 (1,663)                            (1,496)
                                            ----------                          ---------
               Total assets                 $  202,267                          $ 193,150
                                            ==========                          =========

Interest bearing liabilities:
 Savings deposits                           $   25,197    $     31      0.49%  $   21,723    $     27     0.50%
 Time deposits                                  92,450         661      2.86       95,714       1,108     4.63
 NOW accounts                                   25,290          69      1.09       24,217          70     1.16
 Money market accounts                           9,082          18      0.79        6,157          11     0.71
 Borrowings                                        893           3      1.34            -           -
                                            ----------    --------    ------   ----------    --------   ------

     Total interest bearing liabilities     $  152,912    $    782      2.05%  $  147,811    $  1,216     3.29%
                                            ==========    ========    ======   ==========    ========   ======

Noninterest bearing liabilities:
      Demand deposits                       $   30,159                          $  26,475
      Other liabilities                          2,287                              2,381
      Shareholders' equity                      16,909                             16,483
                                            ----------                         ----------

               Total liabilities and
                  shareholders' equity      $  202,267                         $  193,150
                                            ==========                         ==========

                                                          --------                           --------
Net interest income (1)                                   $  1,924                           $  1,543
                                                          ========                           ========

Net interest spread (3)                                                 3.75%                             2.84%
                                                                      ======                            ======

Net interest income to average
      interest earning assets (1)                                       4.12%                             3.43%
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

(5) Interest income on loans excludes fees of $62,000 in 2004 and $89,000 in 2003.

(6) Interest income on loans includes fees of $36,431 in 2004 and $30,893 in 2003 from the Business Manager Program, student loans and lease receivables.

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

      The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended March 31, 2004, and March 31, 2003, amounted to $87,000 and $51,000, respectively. Loan quality remains stable and past dues are minimal while nonaccruals have shown an increase. Nonaccruals have increased primarily due to two borrowers with outstanding loan balances of $409,000. Management believes these loans are sufficiently collateralized and the Bank will not incur any loss. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require additional reserves as a result of their examination of the bank. See "Nonperforming Assets and Allowance for Loan Losses" for further discussion.

NONINTEREST INCOME

      Noninterest income for the three months ended March 31, 2004 increased $76,000 or 20.0% to $457,000 from $381,000 in the first quarter of 2003. The increase in noninterest income is attributable, in general, to an increase in service charge fees effective October 1, 2003 the bank assesses its customers. Specifically, noninterest income increased due to fees generated from the Bounce Protection program, insurance commissions and gain on sale of investment securities offset by a decrease in overdraft fees and trust fees. The fees related to the Bounce Protection program have a direct correlation to the increased deposit base of the bank. Insurance commissions increased due to a large group health account written in the third quarter of 2003 and general rate increases from the insurance companies.

NONINTEREST EXPENSES

      Noninterest expenses for the three months ended March 31, 2004, increased $26,000 or 1.8% primarily due to increases in occupancy expense and furniture, fixtures and equipment expenses offset by decreases in salaries and employee benefits expense. Salaries decreased, in part, due to additional compensation paid in 2003 in connection with the conversion of the Bank's core processing system. The increase in furniture and equipment expense was due to an increase in depreciation expense relating to the new computer equipment, software and peripherals associated with the upgrade of the Bank's technology systems. Another factor relating to the increase in furniture and equipment expense was an increase in the cost and number of equipment maintenance contracts the Bank entered into. The increase in other operating expenses was due to an increase in stationery, supplies & printing, telephone, legal fees, advertising and debit card expense offset by a decrease in data processing, postage and bounce protection expense. The increase in legal fees and advertising are a direct result of the Bank's acquisition of the full service branch of Fidelity Bank in Hancock, Maryland. Bounce protection expense decreased due to the Bank's contract with Pinnacle Financial Strategies expired in February 2004.

INCOME TAXES

      The Bank's provision for income taxes increased $115,000 or 70.7% to $278,000 for the three months ended March 31, 2004. The effective tax rates for the first quarter of 2004 and 2003 were 32.8% and 34.0%, respectively. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities.

FINANCIAL CONDITION

      The Bank's total assets at March 31, 2004 increased $3.5 million or 1.7% to $204.6 million from December 31, 2003 due primarily to a $2.7 million increase in cash and due from banks, $3.9 million increase in federal funds sold and a $3.2 million increase in loans, offset by a $5.7 million decrease in investment securities and a $328,000 decrease in other assets. The decrease in other assets is due to mortgage loan and ATM clearing for transactions in process at December 31, 2003 were greater than March 31, 2004. The Bank's total liabilities increased $2.7 million or 1.5% to $187.2 million at March 31, 2004, consisting of deposit growth, which increased to $184.7 million and an increase of $74,000 in accrued expenses and other liabilities offset by a decrease of $1.2 million in borrowings. Shareholders' equity increased $813,000 to $17.4 million at March 31, 2004, primarily due to net income of $569,000 and a $244,000 increase in accumulated other comprehensive income. The components of accumulated other comprehensive income at March 31, 2004, were unrealized gains and losses on available for sale securities, net of deferred income taxes and minimum pension liability adjustment, net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results unless the securities are actually sold.

LOAN  PORTFOLIO

      At March 31, 2004, total loans increased $3.2 million or 2.2% to $147.9 million from $144.7 million at December 31, 2003. This increase is mainly a result of an increase in real estate lending with a increased emphasis in commercial real estate and land development. The Bank feels additional growth in all lending areas is possible during the remainder of 2004.

NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

      Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, restructured loans and other real estate owned. The following table summarized the Bank's nonperforming assets as of the periods shown:


                                                   MARCH 31,             DECEMBER 31,
                                          ----------------------------   ------------
                                              2004            2003          2003
                                          -----------      -----------   ------------
 Nonaccrual loans                         $   780,530      $    98,872   $   348,660

 Loans past due 90 days or more
    still accruing interest                         -          556,457        27,045
                                          -----------      -----------   -----------
 Total nonperforming loans                $   780,530      $   655,329   $   375,705
                                          -----------      -----------   -----------

 Other real estate owned                  $         -      $     1,800   $         -
                                          -----------      -----------   -----------

 Total nonperforming assets               $   780,530      $   657,129   $   375,705
                                          ===========      ===========   ===========

 Nonperforming loans/Total loans                 0.53%            0.50%         0.26%
 Nonperforming assets/Total assets               0.38%            0.34%         0.19%
Allowance for loan losses/Total loans            1.13%            1.16%         1.11%

      As of March 31, 2004, the Bank has no loans which management considers to be impaired. Management is aware of two borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $693,503. A specific allowance of $50,000 related to these loans has been established as part of the allowance for loan losses. The loans are collateralized and management anticipates any additional potential loss would be minimal.

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

      The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. At March 31, 2004, the allowance for loans losses totaled $1.7 million compared to $1.6 million at December 31, 2003. The allowance for loans losses as a percentage of loans was 1.1% as of March 31, 2004 and December 31, 2003.

      An  analysis of the allowance for loan losses is summarized below:
In thousands

                                      MARCH 31,                   DECEMBER 31,
                              -----------------------     ---------------------------
                                       2004                         2003
                              -----------------------     ---------------------------
                                         PERCENT OF                      PERCENT OF
                                        LOANS IN EACH                  LOANS IN EACH
                                         CATEGORY TO                     CATEGORY TO
                              AMOUNT     TOTAL LOANS        AMOUNT      TOTAL LOANS
                              ------    -------------     -----------  -------------
Commercial, financial         $  700              22%     $       782            21%
    and agriculture
Real estate - residential        394              67              401            67
     mortgage
Installment and other            291              11              274            12
Unallocated                      287             151                            N/A
                              ------    ------------      -----------  ------------
       Total                  $1,672             100%     $     1,608           100%
                              ======    ============      ===========  ============


DEPOSITS

      The Bank's deposits increased $3.8 million or 2.1% during the three months ended March 31, 2004. The Bank has experienced a slight change in the deposit account mix during the first three months of 2004. Steady growth continues in regular demand, interest-bearing demand and savings deposits. The increase is primarily due to the continued customer growth in the Bank's market area of Morgan and Berkeley Counties, West Virginia and also to the maturity of rate sensitive certificate of deposits and customers temporarily placing their money in demand or savings accounts. The Bank has experienced a slight decrease in other time deposits and rate sensitive jumbo certificate of deposits during the first three months of 2004. The decrease is primarily due to the maturity of the 36-month Ultimate Certificate of Deposit. Deposits, in general, have experienced an increase due to customer's concerns with the weak economy and stock market.

CAPITAL RESOURCES

      Shareholders' equity increased $813,000 or 4.9% during the first three months of 2004 due to $569,000 in net income and a $244,000 increase in accumulated other comprehensive income. The Bank is subject to regulations of the Office of the Comptroller of the Currency that impose certain minimum regulatory capital requirements. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was "well capitalized" at March 31, 2004. The following table summarized, as of March 31, 2004, the Bank's capital ratios.

                            Components    Actual    Required
                            of Capital    Ratio      Ratio
                            ----------    -----      -----
Tier 1 Capital               $17,062        8.4%     4.0%
Total Risk Based Capital     $18,623       14.9%     8.0%

RECENTLY ISSUED ACCOUNTING STANDARDS

      In March 2004, the SEC issued Staff Accounting Bulletin ("SAB") No. 105, "Application of Accounting Principles to Loan Commitments." SAB No. 105 clarifies certain provisions of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amended portions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and is effective for periods following March 31, 2004. Together, SAB No. 105 and SFAS No. 149 provide guidance with regard to accounting for loan commitments. Under SAB No. 105 and SFAS No. 149, loan commitments relating to the origination of mortgage loans that will be held for sale shall be accounted for as derivative instruments by the issuer of the commitment. The adoption of these pronouncements subsequent to March 31, 2004 is not anticipated to have a material impact on the Company's consolidated financial statements.

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

      The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold which totaled $37.6 million, or 18.4% of total assets at March 31, 2004. In addition, liquidity may be generated through loan repayments and over $3.0 million of available borrowing arrangements with correspondent banks. At March 31, 2004, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $1.2 million of cash from operations in the first three months of 2004, which compares to $935,000 during the same time period in 2003. Additional cash of $2.6 million was generated through net financing activities through March 31, 2004, which compares to $781,000 for the first three months of 2003. These proceeds along with proceeds from the sales and calls of investment securities were used to fund loans and purchase securities during each year. Net cash used in investing activities totaled $1.1 million during the first three months of 2004 compared to $3.3 million during the same time period in 2003. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

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

The Bank's base-line scenario holds the prime rate constant at 4.00 percent through March 2005. Based on the April 2004 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing or decreasing interest rate scenario.

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

      There have been no changes in the Company's internal controls over financial reporting in the fiscal quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

b.)   Reports on Form 8-K:

 Date of Report           Item                    Description
 --------------           ----                    -----------
January 26, 2004           5            The Company issued a press
                                        release that announced the
                                        signing of a definitive agreement
                                        providing for the purchase of
                                        of certain assets and liabilities
                                        associated with the Hancock,
                                        Maryland branch office of Fidelity
                                        Bank.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB Financial Services, Inc.
----------------------------
      (Registrant)

Date   May 13, 2004                 /s/ Thomas F. Rokisky, President/CEO
                                    ------------------------------------

Date   May 13, 2004                /s/ Rebecca S. Stotler, Vice President/CFO
                                   ------------------------------------------