Form 10-Q
period 2004-06-30
CNB FINANCIAL SERVICES INC
filed 2004-08-05
CIK 1113336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                                YES [ ]  NO [X]

The aggregate value of the common stock of the Registrant that was held by non-affiliates as of the most recently completed second fiscal quarter (June 30, 2004), was approximately $30.9 million. This amount was based on the last closing sale price of a share of common stock of $80.00 as of the same date.

   Common Stock $1 par value, 458,048 shares outstanding as of August 3, 2004

                          CNB FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS

                                                                                                       PAGE
PART 1:    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Statements of Financial Condition as of June 30, 2004 (Unaudited)
             and December 31, 2003 .................................................................     3

           Consolidated Statements of Income for the Three and Six Months ended June 30, 2004 and
             2003 (Unaudited) ......................................................................     4

           Consolidated Statements of Changes in Shareholders' Equity for the Three and Six
             Months Ended June 30, 2004 (Unaudited) and the Year Ended December 31, 2003 ...........     5

           Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 2004 and 2003 (Unaudited) ..............................................     6

           Notes to Consolidated Financial Statements (Unaudited) ..................................     7

  Item 2.  Management's Discussion and Analysis of Financial Condition and

           Results of Operations for the Three and Six Months ended June 30, 2004 ..................    13

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..............................    22

  Item 4.  Controls and Procedures .................................................................    23

PART II:   OTHER INFORMATION

  Item 1.  Legal  Proceedings ......................................................................    25

  Item 6.  Exhibits and Reports on Form 8-K ........................................................    25

                       SIGNATURES ..................................................................    27

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

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                JUNE 30,        DECEMBER 31,
                                                                 2004              2003
                                                             -------------     -------------
                                                              (Unaudited)
                        ASSETS
Cash and due from banks                                      $   8,667,038     $   7,641,280
Federal funds sold                                                  43,000             3,000
Securities available for sale
   (at approximate market value)                                43,104,816        39,361,934
Federal Home Loan Bank stock, at cost                              818,400           865,700
Federal Reserve Bank stock, at cost                                129,650           129,650
Loans and lease receivable, net                                158,263,963       144,665,208
Accrued interest receivable                                        924,378           838,659
Premises and equipment, net                                      5,606,557         5,288,633
Cash surrender value of life insurance                           1,172,193         1,065,435
Deferred income taxes                                              817,548           352,405
Intangible assets                                                  796,790            23,795
Other assets                                                       491,244           820,052
                                                             -------------     -------------

         TOTAL ASSETS                                        $ 220,835,577     $ 201,055,751
                                                             =============     =============

          LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
        Demand                                               $  35,577,288     $  29,485,097
        Interest-bearing demand                                 39,404,984        34,042,317
        Savings                                                 29,843,028        24,360,890
        Time, $100,000 and over                                 37,427,186        36,642,560
        Other time                                              58,620,086        56,367,865
                                                             -------------     -------------
                                                             $ 200,872,572     $ 180,898,729
   Accrued interest payable                                        588,096           673,624
   FHLB borrowings                                                 700,000         1,200,000
   Securities sold under repurchase agreement                      213,080                 -
   Accrued expenses and other liabilities                        1,673,752         1,714,457
                                                             -------------     -------------

         TOTAL LIABILITIES                                   $ 204,047,500     $ 184,486,810
                                                             -------------     -------------
SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000  shares
       authorized; 458,048 shares outstanding                $     458,048     $     458,048
   Capital surplus                                               3,863,592         3,863,592
   Retained earnings                                            13,438,612        12,460,556
   Accumulated other comprehensive income                         (972,175)         (213,255)
                                                             -------------     -------------

         TOTAL SHAREHOLDERS' EQUITY                          $  16,788,077     $  16,568,941
                                                             -------------     -------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 220,835,577     $ 201,055,751
                                                             =============     =============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                     JUNE 30,                     JUNE 30,
                                           ---------------------------   ---------------------------
                                               2004           2003           2004           2003
                                           ------------   ------------   ------------   ------------
INTEREST INCOME
   Interest and fees on loans              $  2,429,297   $  2,369,050   $  4,813,495   $  4,689,197
   Interest and dividends on securities
      U.S. Government agencies and
         corporations                           251,320        335,699        494,869        676,933
      Mortgage backed securities                 76,763        161,108        166,494        322,887
      State and political subdivisions           58,116         14,613        103,094         27,725
      Other                                       7,048          7,499          9,911         12,098
   Interest on federal funds sold                 4,821          5,454          7,606         12,981
                                           ------------   ------------   ------------   ------------
                                           $  2,827,365   $  2,893,423   $  5,595,469   $  5,741,821
                                           ------------   ------------   ------------   ------------
INTEREST EXPENSE
   Interest on interest bearing demand,    $    746,012   $  1,073,340   $  1,524,871   $  2,289,608
     savings and time deposits
   Interest on federal funds purchased                -            124              -            270
   Interest on borrowings                         1,257              -          4,157              -
                                           ------------   ------------   ------------   ------------
                                           $    747,269   $  1,073,464   $  1,529,028   $  2,289,878
                                           ------------   ------------   ------------   ------------

           NET INTEREST INCOME             $  2,080,096   $  1,819,959   $  4,066,441   $  3,451,943

PROVISION FOR LOAN LOSSES                        94,000         86,000        181,000        137,000
                                           ------------   ------------   ------------   ------------
           NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES   $  1,986,096   $  1,733,959   $  3,885,441   $  3,314,943
                                           ------------   ------------   ------------   ------------
NONINTEREST INCOME
   Service charges on deposit accounts     $    286,844   $    247,305   $    544,033   $    438,094
   Other service charges, commissions
      and fees                                  101,373         95,547        190,620        187,430
   Insurance commissions                         33,711         26,363         66,713         50,634
   Other operating income                        13,455         26,542         30,986         45,391
   Net gain on sale of securities                85,670         52,497        135,546         97,092
   Income from title company                     17,791         13,300         27,620         23,550
                                           ------------   ------------   ------------   ------------
                                           $    538,844   $    461,554   $    995,518   $    842,191
                                           ------------   ------------   ------------   ------------
NONINTEREST EXPENSES
   Salaries                                $    620,503   $    483,439   $  1,216,421   $  1,162,828
   Employee benefits                            221,328        216,920        439,207        429,140
   Occupancy of premises                         84,505         75,801        162,411        147,814
   Furniture and equipment expense              210,956        184,898        413,010        302,435
   Other operating expenses                     532,431        509,738        948,319        912,237
                                           ------------   ------------   ------------   ------------
                                           $  1,669,723   $  1,470,796   $  3,179,368   $  2,954,454
                                           ------------   ------------   ------------   ------------

            INCOME BEFORE INCOME TAXES     $    855,217   $    724,717   $  1,701,591   $  1,202,680

PROVISION FOR INCOME TAXES                      267,391        283,873        544,896        446,484
                                           ------------   ------------   ------------   ------------

            NET INCOME                     $    587,826   $    440,844   $  1,156,695   $    756,196
                                           ============   ============   ============   ============

BASIC EARNINGS PER SHARE                   $       1.28   $       0.96   $       2.52   $       1.65
                                           ============   ============   ============   ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                  ACCUMULATED
                                                                                                     OTHER           TOTAL
                                                     COMMON         CAPITAL         RETAINED      COMPREHENSIVE   SHAREHOLDERS'
                                                     STOCK          SURPLUS         EARNINGS         INCOME          EQUITY
                                                  ------------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2002                        $    458,048    $  3,863,592    $ 11,267,374    $    681,004    $ 16,270,018
                                                                                                                  ------------
Comprehensive income:
   Net income for 2003                                       -               -       1,742,840               -       1,742,840
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $382,304)              -               -               -        (623,758)       (623,758)
  Change in minimum pension liability
     adjustment (net of tax of $165,792)                                                              (270,501)       (270,501)
                                                                                                                  ------------
Total Comprehensive Income                                   -               -               -               -         848,581
                                                                                                                  ------------
Cash dividends ($1.20 per share)                             -               -        (549,658)              -        (549,658)
                                                  ------------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2003                        $    458,048    $  3,863,592    $ 12,460,556    $   (213,255)   $ 16,568,941
                                                                                                                  ------------
Comprehensive income:
   Net income for six months
     ended June 30, 2004                                     -               -       1,156,695               -       1,156,695
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $465,143)              -               -               -        (758,920)       (758,920)
                                                                                                                  ------------
Total Comprehensive Income                                   -               -               -               -         397,775
                                                                                                                  ------------
Cash dividends ($0.39 per share)                             -               -        (178,639)              -        (178,639)
                                                  ------------    ------------    ------------    ------------    ------------
BALANCE, JUNE 30, 2004 (unaudited)                $    458,048    $  3,863,592    $ 13,438,612    $   (972,175)   $ 16,788,077
                                                  ============    ============    ============    ============    ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                        ----------------------------
                                                                            2004            2003
                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  1,156,695    $    756,196
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                           349,145         265,230
     Provision for loan losses                                               181,000         137,000
     Net (gain) on sale of securities                                       (135,546)        (97,092)
     (Increase) decrease in accrued interest receivable                      (51,193)         90,334
     (Increase) decrease in other assets                                     268,155        (344,733)
     (Decrease) in accrued interest payable                                  (85,528)       (193,230)
     (Increase) in cash surrender value on life insurance in excess
          of premiums paid                                                   (47,936)        (15,000)
     Increase (decrease) in accrued expenses and other liabilities           (47,286)        239,714
     Amortization of deferred loan (fees) cost                                 7,491          14,333
     Amortization (accretion) of premium and discount on investments          40,042          77,789
                                                                        ------------    ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                      $  1,635,039    $    930,541
                                                                        ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) in loans                                            $ (5,367,273)   $ (4,418,738)
     Proceeds from sales of securities                                     6,391,436       4,758,799
     Proceeds from maturities, repayments and calls of securities         10,719,660      15,499,727
     Purchases of securities                                             (21,982,537)    (20,571,948)
     Purchases of Federal Home Loan Bank stock                              (416,400)       (217,900)
     Redemptions of Federal Home Loan Bank stock                             463,700               -
     Purchases of premises and equipment                                    (272,490)       (359,550)
     Net (increase) decrease in federal funds sold                           (40,000)      1,905,666
     Premiums paid on life insurance                                         (58,822)        (68,566)
     Cash from acquired branch                                             5,020,017               -
                                                                        ------------    ------------
         NET CASH (USED IN) INVESTING ACTIVITIES                        $ (5,542,709)   $ (3,472,510)
                                                                        ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand and savings deposits                         $  8,727,807    $  3,482,332
    Net (decrease) in time deposits                                       (3,328,820)       (150,905)
    Net increase in securities sold under repurchase agreement               213,080               -
    Net (decrease) in FHLB borrowings                                       (500,000)              -
    Cash dividends paid                                                     (178,639)       (178,639)
                                                                        ------------    ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                      $  4,933,428    $  3,152,788
                                                                        ------------    ------------
         NET INCREASE IN CASH AND CASH EQUIVALENTS                      $  1,025,758    $    610,819
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             7,641,280       7,832,735
                                                                        ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  8,667,038    $  8,443,554
                                                                        ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period:
               Interest                                                 $  1,614,556    $  2,482,837
               Income taxes                                             $    554,009    $    246,000
     Net transfer to foreclosed real estate, held for sale from loans
            receivable                                                  $          -    $          -

The Notes to Consolidated Financial Statements are an integral part of these statements.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Basis of Presentation and Contingencies

            In the opinion of CNB Financial Services, Inc. ("CNB" or the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB financial condition as of June 30, 2004 and the results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003.

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

Note 2. Business Combinations

            On June 11, 2004, Citizens National Bank purchased certain assets and liabilities associated with the Hancock Branch of Fidelity Bank, a subsidiary bank of Mercantile Bankshares Corporation (formerly Home Federal). The results of the Hancock Branch's operations have been included in the consolidated financial statements since that date.

            The following table provides information concerning the allocations of the purchase price and the fair values of the assets and liabilities acquired of the Hancock branch:

                                AT JUNE 30, 2004

Assets acquired:

   Loans                                         $  8,419,973
     Accrued interest receivable                       34,526
     Fixed assets                                     324,166
     Intangible asset-premium on deposits             780,616
     Prepaid expenses                                   2,139
                                                 ------------
Total assets acquired                            $  9,561,420
                                                 ------------

Liabilities assumed:

     Deposit accounts                            $(14,574,856)
     Accrued expenses                                  (6,581)
                                                 ------------

Total liabilities assumed                        $(14,581,437)
                                                 ------------

Cash from acquired branch                        $ (5,020,017)
                                                 ============

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2. Business Combinations (continued)

            The aggregate purchase price was $5.0 million, including $253,000 of cash and currency. Citizens National Bank recorded $781,000 of core deposit intangible, which has a weighted-average useful life of 7 years.

Note 3. Securities

            The amortized cost and estimated market value of debt securities at June 30, 2004 and December 31, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

            Securities are summarized as follows:


                                                            JUNE 30, 2004                            WEIGHTED
                                      ---------------------------------------------------------      AVERAGE
                                                        GROSS          GROSS         ESTIMATED         TAX
                                        AMORTIZED     UNREALIZED     UNREALIZED        FAIR         EQUIVALENT
                                          COST          GAINS          LOSSES          VALUE           YIELD
                                      ------------   ------------   ------------   ------------    ------------
Available for sale:
   U.S. Government agencies
     and corporations
     After 1 but within 5 years       $  3,443,706   $     46,442   $      3,191   $  3,486,957        4.36%
     After 5 but within 10 years        23,861,300          4,690        770,688     23,095,302        4.17
                                      ------------   ------------   ------------   ------------
                                      $ 27,305,006   $     51,132   $    773,879   $ 26,582,259        4.19%
                                      ------------   ------------   ------------   ------------

   States and political subdivisions
     Within one year                  $    315,000            $ -   $     12,352   $    302,648        4.03%
     After 1 but within 5 years            934,948          4,802         19,039        920,711        2.78
     After 5 but within 10 years         6,914,396         11,629        210,116      6,715,909        3.60
                                      ------------   ------------   ------------   ------------
                                      $  8,164,344   $     16,431   $    241,507   $  7,939,268        3.44%
                                      ------------   ------------   ------------   ------------

   Mortgage backed securities         $  8,767,196            $ -   $    183,907   $  8,583,289        4.36%
                                      ------------   ------------   ------------   ------------
Total securities available for sale   $ 44,236,546   $     67,563   $  1,199,293   $ 43,104,816        4.37%
                                      ============   ============   ============   ============

Restricted:
   Federal Reserve Bank stock         $    129,650   $          -   $          -   $    129,650        6.00%
   Federal Home Loan Bank stock            818,400              -              -        818,400        1.34
                                      ------------   ------------   ------------   ------------
Total restricted investments          $    948,050   $          -   $          -   $    948,050        1.98%
                                      ============   ============   ============   ============

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3. Securities (continued)


                                                           DECEMBER 31, 2003                         WEIGHTED
                                       ---------------------------------------------------------     AVERAGE
                                                         GROSS          GROSS         ESTIMATED        TAX
                                         AMORTIZED     UNREALIZED     UNREALIZED        FAIR        EQUIVALENT
                                           COST          GAINS          LOSSES          VALUE          YIELD
                                       ------------   ------------   ------------   ------------   ------------
Available for sale:
   U.S. Government agencies
     and corporations
     Within one year                   $  3,679,936   $     56,310   $          -   $  3,736,246       4.41%
     After 1 but within 5 years           4,015,285        182,346         21,560      4,176,071       4.76
     After 5 but within 10 years         17,436,050         32,346        162,056     17,306,340       4.26
                                       ------------   ------------   ------------   ------------
                                       $ 25,131,271   $    271,002   $    183,616   $ 25,218,657       4.36%
                                       ------------   ------------   ------------   ------------
   States and political subdivisions
     After 1 but within 5 years        $    468,556   $      7,274   $        193   $    475,637       2.85%
     After 5 but within 10 years          4,143,424         42,818          6,904      4,179,338       3.42
                                       ------------   ------------   ------------   ------------
                                       $  4,611,980   $     50,092   $      7,097   $  4,654,975       3.07%
                                       ------------   ------------   ------------   ------------

   Mortgage backed securities          $  9,526,351   $     42,478   $     80,527   $  9,488,302       4.44%
                                       ------------   ------------   ------------   ------------

Total securities available for sale    $ 39,269,602   $    363,572   $    271,240   $ 39,361,934       4.25%
                                       ============   ============   ============   ============

Restricted:
   Federal Reserve Bank stock          $    129,650   $          -   $          -   $    129,650       6.00%
   Federal Home Loan Bank stock             865,700              -              -        865,700       3.52
                                       ------------   ------------   ------------   ------------
Total restricted investments           $    995,350   $          -   $          -   $    995,350       3.84%
                                       ============   ============   ============   ============


            The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $15,232,407 at June 30, 2004 and $15,337,515 at December 31, 2003. Also, a security with a carrying value of $240,548 is designated for customer repurchase agreements at June 30, 2004.

            Proceeds from sales of securities available for sale (excluding maturities) during the six months ended June 30, 2004 and the year ended December 31, 2003 were $6,391,436 and $13,044,280, respectively. Gross gains (losses) of $135,546 and $(-0-) during the six months ended June 30, 2004 and $210,572 and $(69,122) for the year ended December 31, 2003 were realized on the respective sales.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3. Securities (continued)

            The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2004.

                                       LESS THAN 12 MONTHS                  TOTAL
                                   ---------------------------   ---------------------------
                                       FAIR        UNREALIZED       FAIR         UNREALIZED
DESCRIPTION OF SECURITIES              VALUE         LOSSES         VALUE          LOSSES
--------------------------------   ------------   ------------   ------------   ------------
U.S. government agencies
   and corporations                $ 23,576,624   $    773,879   $ 23,576,624   $    773,879

State and political subdivisions      5,899,415        241,507      5,899,415        241,507

Mortgage backed securities            8,583,289        183,907      8,583,289        183,907
                                   ------------   ------------   ------------   ------------

Total temporarily impaired
   securities                      $ 38,059,328   $  1,199,293   $ 38,059,328   $  1,199,293
                                   ============   ============   ============   ============

Note 4. Loans and Leases Receivable

            Major classifications of loans at June 30, 2004 and December 31, 2003, were as follows:

                                    JUNE 30,        DECEMBER 31,
                                      2004              2003
                                 --------------    --------------
Loans:
  Real estate                    $  109,799,888    $   98,404,610
  Commercial real estate             23,254,610        21,521,317
  Consumer                           16,957,155        16,852,449
  Commercial                          9,450,851         8,934,099
  Overdrafts                             97,631           135,958
                                 --------------    --------------
                                 $  159,560,135    $  145,848,433

Leases:                                 177,134           186,318
                                 --------------    --------------
                                 $  159,737,269    $  146,034,751
Net deferred loan fees, costs,
    premiums and discounts              259,071           238,220
Allowance for loan losses            (1,732,377)       (1,607,763)
                                 --------------    --------------
                                 $  158,263,963    $  144,665,208
                                 ==============    ==============

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 4. Loans and Leases Receivable (continued)

            An analysis of the allowance for possible loan losses is as follows:

                                     JUNE 30,              DECEMBER 31,
                           ----------------------------    ------------
                               2004            2003            2003
                           ------------    ------------    ------------
Balance, Beginning         $  1,607,763    $  1,484,448    $  1,484,448
    Provision charged to
        operations              181,000         137,000         312,000
    Recoveries                   98,422          24,910          80,626
    Loans charged off          (154,808)       (104,769)       (269,311)
                           ------------    ------------    ------------
Balance, Ending            $  1,732,377    $  1,541,589    $  1,607,763
                           ============    ============    ============

            Loans are placed in nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When interest accruals are discontinued, interest credited to income is reversed. Nonaccrual loans are restored to accrual status when all delinquent principal and interest becomes current or the loan is considered secured and in the process of collection. Certain loans that are determined to be sufficiently collateralized may continue to accrue interest after reaching 90 days past due. A summary of nonperforming loans is as follows:

                                                        JUNE 30,         DECEMBER 31,
                                                -----------------------  ------------
                                                   2004         2003         2003
                                                ----------   ----------   ----------
Nonaccrual  loans                               $  749,987   $  420,519   $  348,660
Loans past due 90 days or more still accruing
interest                                                 -            -       27,045
                                                ----------   ----------   ----------
     Total                                      $  749,987   $  420,519   $  375,705
                                                ==========   ==========   ==========

Note 5. Time Deposits

            At June 30, 2004, the scheduled maturities of time deposits are as follows:

                            TIME DEPOSITS       ALL TIME
                          $100,000 AND OVER     DEPOSITS
                          -----------------   ------------
Within 3 months              $  3,772,417     $ 10,198,614
3 months thru 6 months          3,976,524       10,067,374
6 months thru 12 months         4,581,893       11,600,236
Over 12 months                 25,096,352       64,181,048
                             ------------     ------------
                             $ 37,427,186     $ 96,047,272
                             ============     ============

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 6. Federal Home Loan Bank Borrowings

                                                       JUNE 30,                DECEMBER 31,
                                             --------------------------        ------------
                                               2004               2003             2003
                                             ---------           ------        ------------
Federal Home Loan Bank advances              $ 700,000           $    -        $  1,200,000

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

Note 7. Supplemental Retirement Plan

            On January 2, 2004, the Bank entered into a nonqualified supplemental retirement benefit agreement with the President which when fully vested would pay the President or his beneficiary an amount of $30,000 per year for 10 years beginning June 11, 2011, if he retires on or after May 29, 2011. Termination of employment prior to that date other than by reasons of death or disability will result in a reduced benefit. The expense for the three and six months ended June 30, 2004 was $8,160 and $16,320, respectively.

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

            The Bank exercised an option in December 2003 to purchase a parcel of land in Falling Waters, Berkeley County, West Virginia for the future site of an additional full-service branch. The expected building completion date is the first quarter of 2005.

            On January 26, 2004, CNB entered into an agreement to purchase certain assets and liabilities associated with the Hancock Branch of Fidelity Bank, a subsidiary bank of Mercantile Bankshares Corporation (formerly Home Federal). The purchase, which took place on June 11, 2004, increased the assets and liabilities of CNB by $14.6 million. CNB assumed responsibility for all the deposit services including checking, savings and certificate of deposits. Additionally, CNB acquired loans, equipment and leasehold improvements and assumed the lease for the real estate located at 333 East Main Street, Hancock, Maryland.

            The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three and six months ended June 30, 2004 and 2003. This discussion may include forward-looking statements based upon management's expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion and have based all average balances on daily averages.

      CRITICAL ACCOUNTING POLICIES

            CNB has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of CNB's consolidated financial statements. The significant accounting policies of CNB are described in "Item 1, Critical Accounting Policies" and Note 1:
      Summary of Significant Accounting Policies of the Consolidated Financial Statements on Form 10-K as of December 31, 2003, and along with the disclosures presented in other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers to be critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgment and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

            CNB views the determination of the allowance for loan losses as a critical accounting policy that requires the most significant judgments, assumptions and estimates used in the preparation of its consolidated financial statements. For a more detailed discussion on the allowance for loan losses, see Nonperforming Loans and Allowance For Loan Losses in the Management's Discussion and Analysis and Allowance for Loan Losses in Note 1: Summary of Significant Accounting Policies and Note 4: Loans and Leases Receivable in the Notes to Consolidated Financial Statements in the Form 10-K for December 31, 2003.

      EARNINGS SUMMARY

            Net income for the three months ended June 30, 2004 was $588,000 or $1.28 per share compared to $441,000 or $0.96 per share for the same period in 2003. Annualized return on average assets and average equity were 1.1% and 13.3% respectively, for the three months ended June 30, 2004, compared with .9% and 10.6%, respectively, for the three months ended June 30, 2003.

            Net income for the six months ended June 30, 2004 was $1.2 million or $2.52 per share compared to $756,000 or $1.65 per share for the same period in 2003. Annualized return on average assets and average equity were 1.1% and 13.4% respectively, for the six months ended June 30, 2004, compared with .8% and 9.2%, respectively, for the six months ended June 30, 2003.

            Net income for the second half of 2004 is expected to decrease compared to net income for the first half of 2004 due to the additional expenses related to the opening of the new branch facility and the slowing of the maturities of the higher interest bearing 36 month Certificate of Deposits causing interest expense to level out. Although, net income increased during the first six months of 2004 compared to the first six months of 2003, the additional expenses relating to the opening of the branch facility will be incurred in the second half of the year. The steady loan growth is expected to continue through 2004 although not at the level experienced in the recent past. As a result of lower interest rates and slower loan growth, interest income on loans will be impacted.

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

            Net interest income for the three months ended June 30, 2004 increased by $260,000 or 14.3% over the same period in 2003. Interest income for the three months ended June 30, 2004 decreased by $66,000 or 2.3% compared to the same period in 2003, while interest expense decreased by $326,000 or 30.4% during the three months ended June 30, 2004, as compared to the same period in the prior year.

            Net interest income for the six months ended June 30, 2004 increased by $614,000 or 17.8% over the same period in 2003. Interest income for the six months ended June 30, 2004 decreased by $146,000 or 2.6% compared to the same period in 2003, while interest expense decreased by $761,000 or 33.2% during the six months ended June 30, 2004, as compared to the same period in the prior year.

            Increased net interest income for the three and six month period is attributable to a higher level of net interest earning assets offset by a decrease in the rates earned thereon. The Bank continues to experience a shift in the asset mix from lower yielding overnight federal funds and investment securities to higher yielding loans due to the continued high loan demand. The decrease in the rates earned on interest earning assets is due to the current economic conditions.

      The Bank has continued to experience steady deposit growth. Although the average balance on interest bearing liabilities increased, total interest expense decreased due to a decrease in the average rates paid on all interest bearing liabilities. The Bank's higher loan demand and steady deposit growth has resulted in an increased loan to deposit ratio.

            During the second quarter of 2004 compared to the same period in 2003, average net interest earning assets increased $11.6 million or 6.4% and average net interest bearing liabilities increased $6.3 million or 4.3% resulting in increased net interest income. CNB experienced a 40 basis point increase in the ratio of net interest income to average interest earning assets. The 96 basis point decrease in rates paid on average interest bearing liabilities offset by a 42 basis point decrease in rates earned on average interest earning assets contributed to the increase in the net interest margin. The acquisition of the Hancock branch did not have a significant impact on the net interest margin due to the transaction occurring only 19 days prior to quarter end.

            During the first six months of 2004 compared to the same period in 2003, average net interest earning assets increased $9.1 million or 5.0% and average net interest bearing liabilities increased $5.7 million or 3.9% resulting in increased net interest income. CNB experienced a 55 basis point increase in the ratio of net interest income to average interest earning assets. The 110 basis point decrease in rates paid on average interest bearing liabilities offset by a 38 basis point decrease in rates earned on average interest earning assets contributed to the increase in the net interest margin.

            See Table 1 and Table 2 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential.

            The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities.

                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                     JUNE 30, 2004                               JUNE 30, 2003
                                         -------------------------------------       ------------------------------------
                                            QTR                                         QTR
                                          AVERAGE          QTR          YIELD/        AVERAGE           QTR        YIELD/
                                          BALANCE        INTEREST      RATE (4)       BALANCE         INTEREST    RATE (4)
                                         ---------       --------      -------       ---------        --------    -------
                                                                         (IN THOUSANDS OF DOLLARS)
Interest earning assets:
  Federal funds sold                     $   1,585        $     5       0.91%        $   1,796        $      5      1.15%
  Securities:
     Taxable                                32,809            335       4.08            45,255             508      4.49
     Tax-exempt(1)                           7,040             58       4.99             1,164              11      5.73
  Loans (net of unearned interest)
   (2)(5)(6)                               151,485          2,350       6.21           133,131           2,251      6.76
                                         ---------        -------       ----         ---------        --------      ----
       Total interest earning assets(1)  $ 192,919        $ 2,748       5.70%        $ 181,346        $  2,775      6.12%
                                         ---------        -------       ----         ---------        --------      ----

Nonearning assets:
  Cash and due from banks                $   8,249                                   $   6,401
  Bank premises and equipment, net           5,348                                       4,724
  Other assets                               2,953                                       2,951
  Allowance for loan losses                (1,705)                                      (1,531)
                                         ---------                                   ---------
       Total assets                      $ 207,764                                   $ 193,891
                                         =========                                   =========

Interest bearing liabilities:
  Savings deposits                       $  26,961        $    34       0.50%        $  22,819        $     28      0.49%
  Time deposits                             92,301            624       2.70            94,536             961      4.07
  NOW accounts                              25,910             70       1.08            24,574              71      1.16
  Money market accounts                      9,088             18       0.79             6,485              13      0.80
  Borrowings                                   475              1       0.84                 -               -
                                         ---------        -------       ----         ---------        --------      ----
       Total interest bearing
        liabilities                      $ 154,735        $   747       1.93%        $ 148,414        $  1,073      2.89%
                                         ---------        -------       ----         ---------        --------      ----
Noninterest bearing liabilities:
  Demand deposits                        $  33,057                                   $  26,538
  Other liabilities                          2,302                                       2,357
  Shareholders' equity                      17,670                                      16,582
                                         ---------                                   ---------
       Total liabilities and
         shareholders' equity            $ 207,764                                   $ 193,891
                                         =========                                   =========
                                                          -------                                     --------
Net interest income (1)                                   $ 2,001                                     $  1,702
                                                          =======                                     ========
Net interest spread (3)                                                 3.77%                                       3.23%
                                                                        ====                                        ====
Net interest income to average
  interest earning assets (1)                                           4.15%                                       3.75%
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

(5) Interest income on loans excludes fees of $79,000 in 2004 and $118,000 in 2003.

(6) Interest income on loans includes fees of $29,257 in 2004 and $38,445 in 2003 from the Business Manager Program, student loans and lease receivables.

                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                     JUNE 30, 2004                               JUNE 30, 2003
                                         -------------------------------------       ------------------------------------
                                            YTD                                         YTD
                                          AVERAGE          YTD          YIELD/        AVERAGE           YTD        YIELD/
                                          BALANCE        INTEREST      RATE (4)       BALANCE         INTEREST    RATE (4)
                                         ---------       --------      -------       ---------        --------    -------
                                                                         (IN THOUSANDS OF DOLLARS)
Interest earning assets:
  Federal funds sold                     $   1,421       $     8         0.91%       $   1,950        $     13      1.15%
  Securities:
    Taxable                                 32,206           671         4.17           45,513           1,019      4.48
    Tax-exempt(1)                            6,200           103         5.03            1,036              20      5.85
  Loans (net of unearned interest)
   (2)(5)(6)                               149,953         4,672         6.23          132,231           4,483      6.78
                                         ---------       -------         ----        ---------        --------      ----
       Total interest earning assets(1)  $ 189,780       $ 5,454         5.75%       $ 180,730        $  5,535      6.13%
                                         ---------       -------         ----        ---------        --------      ----

Nonearning assets:
  Cash and due from banks                $   8,629                                   $   6,443
  Bank premises and equipment, net           5,306                                       4,761
  Other assets                               2,985                                       3,102
  Allowance for loan losses                 (1,684)                                     (1,513)
                                         ---------                                   ---------
       Total assets                      $ 205,016                                   $ 193,523
                                         =========                                   =========

Interest bearing liabilities:
  Savings deposits                       $  26,079       $    65         0.50%       $  22,274        $     55      0.49%
  Time deposits                             92,375         1,285         2.78           95,121           2,070      4.35
  NOW accounts                              25,600           139         1.09           24,396             141      1.16
  Money market accounts                      9,085            36         0.79            6,322              24      0.76
  Borrowings                                   684             4         1.17                -               -
                                         ---------       -------         ----        ---------        --------      ----
       Total interest bearing
         liabilities                     $ 153,823       $ 1,529         1.99%       $ 148,113        $  2,290      3.09%
                                         ---------       -------         ----        ---------        --------      ----
Noninterest bearing liabilities:
  Demand deposits                        $  31,608                                   $  26,508
  Other liabilities                          2,295                                       2,369
  Shareholders' equity                      17,290                                      16,533
                                         ---------                                   ---------
       Total liabilities and
        shareholders' equity             $ 205,016                                   $ 193,523
                                         =========                                   =========
                                                         -------                                      --------
Net interest income (1)                                  $ 3,925                                      $  3,245
                                                         =======                                      ========

Net interest spread (3)                                                  3.76%                                      3.04%
                                                                         ====                                       ====
Net interest income to average
  interest earning assets (1)                                            4.14%                                      3.59%
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

(5) Interest income on loans excludes fees of $141,000 in 2004 and $207,000 in 2003.

(6) Interest income on loans includes fees of $65,688 in 2004 and $69,338 in 2003 from the Business Manager Program, student loans and lease receivables.

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

            The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended June 30, 2004, and June 30, 2003, amounted to $94,000 and $86,000, respectively. The provision for loan losses for the six months ended June 30, 2004, and June 30, 2003, amounted to $181,000 and $137,000, respectively. Loan quality remains stable and past dues are minimal while nonaccruals have shown an increase. Nonaccruals have increased primarily due to one borrower with an outstanding loan balance of $308,000. Management believes this loan is sufficiently collateralized and the Bank will not incur any loss. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require additional reserves as a result of their examination of the bank. See "Nonperforming Assets and Allowance for Loan Losses" for further discussion.

      NONINTEREST INCOME

            Noninterest income for the three months ended June 30, 2004 increased $77,000 or 16.8% to $539,000 from $462,000 in the second quarter of 2003. Noninterest income for the six months ended June 30, 2004 increased $153,000 or 18.2% to $995,000 from $842,000 during the first six months of 2003. The increase in noninterest income is attributable, in general, to an increase in service charge fees effective October 1, 2003 the bank assesses its customers. Specifically, noninterest income increased due to fees generated from the Bounce Protection program, insurance commissions, gain on sale of investment securities and offset by a decrease in gain on sale of loans. This increase for the first six months of 2004 was offset by a decrease in overdraft fees and trust fees. The fees related to the Bounce Protection program have a direct correlation to the increased deposit base of the bank. Insurance commissions increased due to a large group health account written in the third quarter of 2003 and general rate increases from the insurance companies.

      NONINTEREST EXPENSES

            Noninterest expenses for the three months ended June 30, 2004, increased $199,000 or 13.5% and for the six months ended June 30, 2004, increased $225,000 or 7.6%. Salaries increased due to normal merit increases, salaries for employees of the acquired Hancock branch and additional payroll expenses related to the conversion of the Hancock branch. The increase in furniture and equipment expense was due to an increase in depreciation expense relating to the new computer equipment, software and peripherals associated with the 2003 upgrade of the Bank's technology systems. Another factor relating to the increase in furniture and equipment expense was an increase in the cost and number of equipment maintenance contracts the Bank entered into primarily due to the 2003 technology system upgrade. The increase in other operating expenses was due to an increase in stationery, supplies & printing, telephone and advertising expense offset by a decrease in postage, data processing expense and bounce protection expense. The increase in stationery, supplies and printing and advertising are a direct result of the Bank's acquisition of the full service branch of Fidelity Bank in Hancock, Maryland. Bounce protection expense decreased due to the expiration of the Bank's contract with Pinnacle Financial Strategies in February 2004.

      INCOME TAXES

            The Bank's provision for income taxes decreased $16,000 or 5.8% to $267,000 for the three months ended June 30, 2004 and increased $98,000 or 22.0% to $545,000 for the six months ended June 30, 2004. The effective tax rates for the second quarter of 2004 and 2003 were 31.3% and 39.2%, respectively and for the first six months of 2004 and 2003 were 32.0% and 37.1%, respectively. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities.

      FINANCIAL CONDITION

            The Bank's total assets increased during the second quarter ended June 30, 2004 due to the acquisition of the Hancock branch. In particular, $8.4 million in loans, $324,000 in premises and equipment were acquired along with $781,000 in core deposit intangible assets. The total liabilities which were assumed were $14.6 million in deposits and $6,600 in other accrued expenses.

            The Bank's assets also increased due primarily to a $1.0 million increase in cash and due from banks, $3.7 million increase in investment securities, $5.2 million increase in loans due to normal business growth. The Bank's liabilities also increased due primarily to $5.4 million in deposit growth and an increase of $213,000 in securities sold under repurchase agreements offset by a decrease of $500,000 in borrowings. Shareholders' equity increased $219,000 to $16.8 million at June 30, 2004, primarily due to net income of $1.2 million offset by the semi-annual cash dividend of $179,000 and a $759,000 decrease in accumulated other comprehensive income. The components of accumulated other comprehensive income at June 30, 2004, were unrealized gains and losses on available for sale securities, net of deferred income taxes and minimum pension liability adjustment, net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results unless the securities are actually sold.

      LOAN PORTFOLIO

            At June 30, 2004, total loans increased $13.6 million or 9.4% to $158.3 million from $144.7 million at December 31, 2003. This increase is mainly a result of the purchase of $8.4 million in loans from the Hancock branch acquisition. Also, contributing to the growth is an increase in real estate lending with an increased emphasis in commercial real estate and land development. The Bank feels additional growth in all lending areas is possible during the remainder of 2004.

      NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

            Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, restructured loans and other real estate owned. The following table summarized the Bank's nonperforming assets as of the periods shown:

                                                JUNE 30,           DECEMBER 31,
                                        ------------------------   ------------
                                           2004          2003          2003
                                        ----------    ----------   ------------
 Nonaccrual loans                       $  749,987    $  420,519    $  348,660

 Loans past due 90 days or more
    still accruing interest                      -             -        27,045
                                        ----------    ----------    ----------
 Total nonperforming loans              $  749,987    $  420,519    $  375,705
                                        ----------    ----------    ----------

 Other real estate owned                $        -    $    1,800    $        -
                                        ----------    ----------    ----------

 Total nonperforming assets             $  749,987    $  422,319    $  375,705
                                        ==========    ==========    ==========

 Nonperforming loans/Total loans              0.47%         0.32%         0.26%
 Nonperforming assets/Total assets            0.34%         0.22%         0.19%
 Allowance for loan losses/Total loans        1.09%         1.16%         1.11%

            As of June 30, 2004, the Bank has no loans which management considers to be impaired. Management is aware of four borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $1.3 million. A specific allowance of $80,000 related to these loans has been established as part of the allowance for loan losses. The loans are collateralized and management anticipates any additional potential loss would be minimal.

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

            The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. At June 30, 2004, the allowance for loans losses totaled $1.7 million compared to $1.6 million at December 31, 2003. The allowance for loans losses as a percentage of loans was 1.1% as of June 30, 2004 and December 31, 2003.

            An analysis of the allowance for loan losses is summarized below:

In thousands                         JUNE 30,                   DECEMBER 31,
                              -----------------------    --------------------------
                                       2004                        2003
                              -----------------------    --------------------------
                                          PERCENT OF                   PERCENT OF
                                        LOANS IN EACH                 LOANS IN EACH
                                         CATEGORY TO                   CATEGORY TO
                               AMOUNT    TOTAL LOANS      AMOUNT       TOTAL LOANS
                              --------  -------------    -------      -------------
Commercial, financial         $   817        21%         $   782            21%
    and agriculture
Real estate - residential         467        68              401            67
     mortgage
Installment and other             315        11              274            12
Unallocated                       133       N/A              151           N/A
                              -------       ---          -------           ---
       Total                  $ 1,732       100%         $ 1,608           100%
                              =======       ===          =======           ===

      DEPOSITS

            The Bank's deposits increased $20.0 million or 11.0% during the six months ended June 30, 2004. This increase is mainly a result of the assumption of $14.6 million in deposits from the Hancock acquisition. The breakdown of the assumed deposits are $8.2 million in demand and savings and $6.4 million in certificates of deposit. The Bank continues to experience a slight change in the deposit account mix through the first six months of 2004. Steady growth continues in regular demand, interest-bearing demand and savings deposits due to the continued customer growth in the Bank's other branches in Morgan and Berkeley Counties, West Virginia. The slight change in the deposit account mix is attributable to the continued maturity of rate sensitive certificate of deposits and customers temporarily placing their money in demand or savings accounts. The Bank experienced an overall increase of $3.1 million in other time deposits and rate sensitive jumbo certificate of deposits during the first six months of 2004. This increase is attributable to the $6.4 million in certificates of deposit acquired from the Hancock branch acquisition offset by a decrease of $3.3 million. This decrease is primarily due to the maturity of the 36-month Ultimate Certificate of Deposit. Deposits, in general, have experienced an increase due to customer's concerns with the weak economy and stock market.

      CAPITAL RESOURCES

            Shareholders' equity increased $219,000 or 1.3% during the first six months of 2004 due to $1.2 million in net income offset by the semi-annual cash dividend of $179,000 and a $759,000 decrease in accumulated other comprehensive income. The Bank is subject to regulations of the Office of the Comptroller of the Currency that impose certain minimum regulatory capital requirements. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was "well capitalized" at June 30, 2004. The following table summarized, as of June 30, 2004, the Bank's capital ratios.

                                  Components        Actual       Required
                                  of Capital        Ratio          Ratio
                                  ----------        -----        --------
Tier 1 Capital                    $ 17,699           8.5%          4.0%
Total Risk Based Capital          $ 19,401          14.3%          8.0%

      RECENTLY ISSUED ACCOUNTING STANDARDS

            On March 9, 2004, the SEC staff issued Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments", which provides guidance regarding mortgage loan interest rate lock commitments related to loans held for sale as written options, effective for commitments entered into after March 31, 2004. This Statement had no material effect on the Company's consolidated financial statements.

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

            The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold which totaled $43.1 million, or 19.5% of total assets at June 30, 2004. In addition, liquidity may be generated through loan repayments and over $3.0 million of available borrowing arrangements with correspondent banks. At June 30, 2004, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $1.6 million of cash from operations in the first six months of 2004, which compares to $931,000 during the same time period in 2003. Additional cash of $4.9 million was generated through net financing activities through June 30, 2004, which compares to $3.2 million for the first six months of 2003. These proceeds along with proceeds from the sales and calls of investment securities were used to fund loans and purchase securities during each year. Net cash used in investing activities totaled $5.5 million during the first six months of 2004 compared to $3.5 million during the same time period in 2003. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

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

            The Bank's base-line scenario holds the prime rate constant at 4.25 percent through June 2005. Based on the July 2004 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing or decreasing interest rate scenario.

      CONTRACTUAL OBLIGATIONS

            During the quarter and six months ended June 30, 2004, there were no material changes outside of the normal course of business to the quantitative and qualitative disclosures about contractual obligations previously reported on Form 10-K for the year ended December 31, 2003. See
      Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" in the Form 10-K for December 31, 2003 for a detailed discussion.

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

            There have been no changes in the Company's internal controls over financial reporting in the fiscal quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

a.) The annual meeting of stockholders of CNB Financial Services, Inc. was held April 7, 2004.

b.) Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were reelected.

c.)     (1) Election of Directors

        Elected to serve as directors until the 2005 annual meeting of stockholders:

                                           Without
                               For        Authority
Kenneth W. Apple             295,288         470
J. Robert Ayers              295,288         470
John E. Barker               295,288         470
Margaret S. Bartles          295,288         470
Jay E. Dick                  295,288         470
Herbert L. Eppinger          295,288         470
Robert L. Hawvermale         295,288         470
J. Philip Kesecker           295,288         470
Jerald McGraw                295,288         470
Martha H. Quarantillo        295,288         470
Thomas F. Rokisky            295,288         470
Charles S. Trump, IV         295,288         470
Arlie R. Yost                295,288         470

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

        32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
b.)     Reports on Form 8-K:

Date of Report            Item                       Description
--------------          ---------         ------------------------------------
May 17, 2004            7, 9 & 12         The Company issued a press release
                                          that announced operating results of
                                          its first three months ended March 31,
                                          2004.

June 14, 2004           5                 The Company issued a press release
                                          that announced the opening of its
                                          newly acquired Hancock, Maryland
                                          banking office.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB Financial Services, Inc.
      (Registrant)

Date August 3, 2004                 /s/ Thomas F. Rokisky, President/CEO
                                    -------------------------------------

Date August 3, 2004                 /s/ Rebecca S. Stotler, Vice President/CFO
                                    ------------------------------------------