Form 10-Q
period 2004-09-30
CNB FINANCIAL SERVICES INC
filed 2004-11-15
CIK 1113336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM -- TO --

                         Commission file number 0-30665

                          CNB Financial Services, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

    United States of America                           55-0773918
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

101 S. Washington Street,
Berkeley Springs, WV                                      25411
-------------------------------            ------------------------------------
(Address of principal                                   (Zip Code)
executive offices)

Issuer's telephone number, ( 304 )      258      -       1520
                            -----   ------------   ----------------

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

  Common Stock $1 par value, 458,048 shares outstanding as of November 10, 2004

                          CNB FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS

 PART 1:         FINANCIAL INFORMATION
                                                                                                               PAGE

       Item 1. Financial Statements

                 Consolidated Statements of Financial Condition as of September 30, 2004 (Unaudited)
                  and December 31, 2003..........................................................................3

                 Consolidated Statements of Income for the Three and Nine Months ended September 30, 2004 and
                  2003 (Unaudited)...............................................................................4

                 Consolidated Statements of Changes in Shareholders' Equity for the Three and Nine
                  Months Ended September 30, 2004 (Unaudited) and the Year Ended December 31, 2003...............5

                 Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 2004 and 2003 (Unaudited)..................................................6

                 Notes to Consolidated Financial Statements (Unaudited)..........................................7

     Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations for the Three and Nine Months ended September 30, 2004..................13

     Item 3.     Quantitative and Qualitative Disclosures about Market Risk.....................................22

     Item 4.     Controls and Procedures........................................................................23

PART II:         OTHER INFORMATION

      Item 1.    Legal  Proceedings............................................................................25

      Item 6.    Exhibits and Reports on Form 8-K..............................................................25

                 SIGNATURES....................................................................................26


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

                CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                             SEPTEMBER 30,   DECEMBER 31,
                                  ASSETS                                                        2004             2003
                                                                                            -------------    -------------
                                                                                              (Unaudited)
Cash and due from banks                                                                     $   8,700,922    $   7,641,280
Federal funds sold                                                                              5,533,000            3,000
Securities available for sale
   (at approximate market value)                                                               53,071,551       39,361,934
Federal Home Loan Bank (FHLB) stock, at cost                                                      963,100          865,700
Federal Reserve Bank stock, at cost                                                               129,650          129,650
Loans and lease receivable, net                                                               154,401,210      144,665,208
Accrued interest receivable                                                                       992,836          838,659
Premises and equipment, net                                                                     5,620,900        5,288,633
Cash surrender value of life insurance                                                          1,172,193        1,065,435
Deferred income taxes                                                                             283,220          352,405
Intangible assets                                                                                 767,423           23,795
Other assets                                                                                      842,984          820,052
                                                                                            -------------    -------------
         TOTAL ASSETS                                                                       $ 232,478,989    $ 201,055,751
                                                                                            =============    =============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
        Demand                                                                              $  34,804,073    $  29,485,097
        Interest-bearing demand                                                                51,363,361       34,042,317
        Savings                                                                                31,362,426       24,360,890
        Time, $100,000 and over                                                                36,804,658       36,642,560
        Other time                                                                             57,417,399       56,367,865
                                                                                            -------------    -------------
                                                                                            $ 211,751,917    $ 180,898,729
   Accrued interest payable                                                                       578,175          673,624
   FHLB borrowings                                                                                   --          1,200,000
   Securities sold under repurchase agreement                                                     211,475             --
   Accrued expenses and other liabilities                                                       1,642,254        1,714,457
                                                                                            -------------    -------------
         TOTAL LIABILITIES                                                                  $ 214,183,821    $ 184,486,810
                                                                                            -------------    -------------
SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000  shares
       authorized; 458,048 shares outstanding                                               $     458,048    $     458,048
   Capital surplus                                                                              3,863,592        3,863,592
   Retained earnings                                                                           14,073,902       12,460,556
   Accumulated other comprehensive income                                                        (100,374)        (213,255)
                                                                                            -------------    -------------
         TOTAL SHAREHOLDERS' EQUITY                                                         $  18,295,168    $  16,568,941
                                                                                            -------------    -------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 232,478,989    $ 201,055,751
                                                                                            =============    =============


The Notes to Consolidated Financial Statements are an integral part of these statements.

              CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                    -------------------------    -------------------------
                                                        2004          2003           2004          2003
                                                    -----------   -----------    -----------   -----------
INTEREST INCOME
   Interest and fees on loans                       $ 2,523,826   $ 2,445,543    $ 7,337,321   $ 7,134,740
   Interest and dividends on securities
      U.S. Government agencies and
         corporations                                   314,847       316,991        809,716       993,924
      Mortgage backed securities                         94,657       109,466        261,151       432,353
      State and political subdivisions                   76,377        16,465        179,471        44,190
      Other                                               2,525         3,499         12,436        15,597
   Interest on federal funds sold                        18,933         3,500         26,539        16,481
                                                    -----------   -----------    -----------   -----------
                                                    $ 3,031,165   $ 2,895,464    $ 8,626,634   $ 8,637,285
                                                    -----------   -----------    -----------   -----------
INTEREST EXPENSE
   Interest on interest bearing demand,             $   805,898   $   969,351    $ 2,330,769   $ 3,258,959
     savings and time deposits
   Interest on federal funds purchased                     --             555           --             825
   Interest on borrowings                                   767         1,877          4,924         1,877
                                                    -----------   -----------    -----------   -----------
                                                    $   806,665   $   971,783    $ 2,335,693   $ 3,261,661
                                                    -----------   -----------    -----------   -----------
           NET INTEREST INCOME                      $ 2,224,500   $ 1,923,681    $ 6,290,941   $ 5,375,624

PROVISION FOR LOAN LOSSES                               102,000        57,000        283,000       194,000
                                                    -----------   -----------    -----------   -----------
           NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES            $ 2,122,500   $ 1,866,681    $ 6,007,941   $ 5,181,624
                                                    -----------   -----------    -----------   -----------
NONINTEREST INCOME
   Service charges on deposit accounts              $   318,885   $   255,337    $   862,918   $   693,431
   Other service charges, commissions
      and fees                                          117,472        90,042        308,092       277,472
   Insurance commissions                                 36,792        29,426        103,505        80,060
   Other operating income                                11,221        16,290         42,207        61,681
   Net gain on sale of securities                          --          63,981        135,546       161,073
   Income from title company                              4,380        16,500         32,000        40,050
   Gain (loss) on sale of other real estate owned          --            (876)          --            (876)
                                                    -----------   -----------    -----------   -----------
                                                    $   488,750   $   470,700    $ 1,484,268   $ 1,312,891
                                                    -----------   -----------    -----------   -----------
NONINTEREST EXPENSES
   Salaries                                         $   681,509   $   592,531    $ 1,897,930   $ 1,755,359
   Employee benefits                                    234,092       188,652        673,299       617,792
   Occupancy of premises                                 93,620        75,296        256,031       223,110
   Furniture and equipment expense                      219,626       165,621        632,636       468,056
   Other operating expenses                             456,172       387,628      1,404,490     1,299,865
                                                    -----------   -----------    -----------   -----------
                                                    $ 1,685,019   $ 1,409,728    $ 4,864,386   $ 4,364,182
                                                    -----------   -----------    -----------   -----------
            INCOME BEFORE INCOME TAXES              $   926,231   $   927,653    $ 2,627,823   $ 2,130,333

PROVISION FOR INCOME TAXES                              290,942       329,127        835,838       775,611
                                                    -----------   -----------    -----------   -----------
            NET INCOME                              $   635,289   $   598,526    $ 1,791,985   $ 1,354,722
                                                    ===========   ===========    ===========   ===========
BASIC EARNINGS PER SHARE                            $      1.39   $      1.31    $      3.91   $      2.96
                                                    ===========   ===========    ===========   ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                            ACCUMULATED
                                                                                               OTHER             TOTAL
                                             COMMON         CAPITAL            RETAINED    COMPREHENSIVE      SHAREHOLDERS'
                                             STOCK          SURPLUS            EARNINGS       INCOME             EQUITY
                                          --------------  --------------    --------------- -------------    ---------------
BALANCE, DECEMBER 31, 2002                    $ 458,048     $ 3,863,592        $11,267,374     $ 681,004        $16,270,018
                                                                                                                -----------
Comprehensive income:
   Net income for 2003                                -               -          1,742,840             -          1,742,840
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax
    of $382,304)                                      -               -                  -      (623,758)          (623,758)
  Change in minimum pension liability
     adjustment (net of tax of $165,792)                                                        (270,501)          (270,501)
                                                                                                                -----------
Total Comprehensive Income                            -               -                  -             -            848,581
                                                                                                                -----------
Cash dividends ($1.20 per share)                      -               -           (549,658)            -           (549,658)
                                              ---------     -----------        -----------    ----------        -----------

BALANCE, DECEMBER 31, 2003                    $ 458,048     $ 3,863,592        $12,460,556    $ (213,255)       $16,568,941
                                                                                                                -----------
Comprehensive income:
   Net income for nine months
     ended September 30, 2004                         -               -          1,791,985             -          1,791,985
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax
    of $69,185)                                       -               -                  -       112,881            112,881
                                                                                                                -----------
Total Comprehensive Income                            -               -                  -             -          1,904,866
                                                                                                                -----------
Cash dividends ($0.39 per share)                      -               -           (178,639)            -           (178,639)
                                              ---------     -----------        -----------    ----------        -----------
BALANCE, SEPTEMBER 30, 2004 (unaudited)       $ 458,048     $ 3,863,592        $14,073,902    $ (100,374)       $18,295,168
                                              =========     ===========        ===========    ==========        ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                 CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                  ----------------------------
                                                                                     2004            2003
                                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $  1,791,985    $  1,354,722
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                     554,020         407,785
     Provision for loan losses                                                         283,000         194,000
     Net (gain) on sale of securities                                                 (135,546)       (161,073)
     Loss on sale of real estate owned                                                    --               876
     (Increase) decrease in accrued interest receivable                               (119,651)         35,500
     (Increase) in other assets                                                        (84,169)        (68,716)
     (Decrease) in accrued interest payable                                            (95,449)       (182,214)
     (Increase) in cash surrender value on life insurance in excess
          of premiums paid                                                             (47,936)        (15,000)
     Increase (decrease) in accrued expenses and other liabilities                     (78,784)        169,311
     Amortization of deferred loan (fees) cost                                          13,916           6,349
     Amortization (accretion) of premium and discount on investments                    53,266         127,613
                                                                                  ------------    ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                $  2,134,652    $  1,869,153
                                                                                  ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) in loans                                                      $ (1,612,945)   $(12,015,627)
     Proceeds from sales of securities                                               6,391,436      11,628,314
     Proceeds from maturities, repayments and calls of securities                   11,983,142      23,091,545
     Purchases of securities                                                       (31,819,849)    (35,181,253)
     Purchases of Federal Home Loan Bank stock                                        (561,100)       (211,800)
     Redemptions of Federal Home Loan Bank stock                                       463,700            --
     Purchases of premises and equipment                                              (461,757)       (478,324)
     Proceeds from sales of other real estate owned, net                                  --               924
     Net (increase) decrease in federal funds sold                                  (5,530,000)      3,561,674
     Premiums paid on life insurance                                                   (58,822)        (68,566)
     Cash from acquired branch                                                       5,020,017            --
                                                                                  ------------    ------------
         NET CASH (USED IN) INVESTING ACTIVITIES                                  $(16,186,178)   $ (9,673,113)
                                                                                  ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand and savings deposits                                   $ 21,432,367    $  7,546,479
    Net (decrease) in time deposits                                                 (5,154,035)       (582,766)
    Net increase in securities sold under repurchase agreement                         211,475            --
    Net increase (decrease) in FHLB borrowings                                      (1,200,000)      1,250,000
    Cash dividends paid                                                               (178,639)       (178,639)
                                                                                  ------------    ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                $ 15,111,168    $  8,035,074
                                                                                  ------------    ------------
         NET INCREASE IN CASH AND CASH EQUIVALENTS                                $  1,059,642    $    231,114
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       7,641,280       7,832,735
                                                                                  ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  8,700,922    $  8,063,849
                                                                                  ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period:
               Interest                                                           $  2,431,142    $  3,443,874
               Income taxes                                                       $    864,009    $    582,000
     Net transfer to foreclosed real estate, held for sale from loans
            receivable                                                            $       --      $    105,528

The Company acquired certain assets and liabilities associated with the Hancock
Branch of Fidelity Bank. In conjunction with the acquisition, the assets acquired and liabilities assumed were as follows:
      Fair value of assets acquired                                               $  9,561,420
                                                                                  ------------
      Fair value of liabilities assumed                                           $ 14,581,437
                                                                                  ------------
      Liabilities assumed in excess of assets acquired                            $  5,020,017
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

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Basis of Presentation and Contingencies

                  In the opinion of CNB Financial Services, Inc. ("CNB" or the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB financial condition as of September 30, 2004 and the results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003.

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

                  The following table provides information concerning the allocations of the purchase price and the fair values of the assets and liabilities acquired of the Hancock branch:

                          AT JUNE 11, 2004
-----------------------------------------------------------------------

Assets acquired:
     Loans                                              $   8,419,973
      Accrued interest receivable                              34,526
      Fixed assets                                            324,166
      Intangible asset-premium on deposits                    780,616
      Prepaid expenses                                          2,139
                                                        -------------
Total assets acquired                                   $   9,561,420
                                                        -------------
Liabilities assumed:
      Deposit accounts                                  $ (14,574,856)
      Accrued expenses                                         (6,581)
                                                        -------------
Total liabilities assumed                               $ (14,581,437)
                                                        -------------

Cash from acquired branch                               $  (5,020,017)
                                                        =============

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2.  Business Combinations (continued)

                  Citizens National Bank recorded $781,000 of core deposit intangible, which has a weighted-average useful life of 7 years.

Note 3.   Securities

                  The amortized cost and estimated market value of debt securities at September 30, 2004 and December 31, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                  Securities are summarized as follows:

                                                                SEPTEMBER 30, 2004                                   WEIGHTED
                                       --------------------------------------------------------------------------    AVERAGE
                                                              GROSS              GROSS             ESTIMATED           TAX
                                         AMORTIZED          UNREALIZED         UNREALIZED            FAIR           EQUIVALENT
                                            COST              GAINS              LOSSES              VALUE            YIELD
                                       ---------------    ---------------    ---------------    -----------------  -------------
Available for sale:
    U.S. Government agencies
      and corporations
      After 1 but within 5 years        $12,406,091        $   184,866         $    32,287          $12,558,670       3.87%
      After 5 but within 10 years        21,880,150            122,410             119,117           21,883,443       4.14
                                        -----------        -----------         -----------          -----------
                                        $34,286,241        $   307,276         $   151,404          $34,442,113       4.04%
                                        -----------        -----------         -----------          -----------
    States and political subdivisions
      Within one year                   $    25,000        $     1,832         $      --            $    26,832       4.50%
      After 1 but within 5 years          1,565,031             13,309                --              1,578,340       3.08
      After 5 but within 10 years         8,106,299            120,010              37,048            8,189,261       3.70
                                        -----------        -----------         -----------          -----------
                                        $ 9,696,330        $   135,151         $    37,048          $ 9,794,433       3.60%
                                        -----------        -----------         -----------          -----------
    Mortgage backed securities          $ 8,814,582        $    44,252         $    23,829          $ 8,835,005       4.49%
                                        -----------        -----------         -----------          -----------
Total securities available for sale     $52,797,153        $   486,679         $   212,281          $53,071,551       4.04%
                                        ===========        ===========         ===========          ===========
Restricted:
    Federal Reserve Bank stock          $   129,650        $      --           $      --            $   129,650       6.00%
    Federal Home Loan Bank stock            963,100               --                  --                963,100       1.60
                                        -----------        -----------         -----------          -----------
Total restricted investments            $ 1,092,750        $      --           $      --            $ 1,092,750       2.12%
                                        ===========        ===========         ===========          ===========

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Note 3.   Securities (continued)

                                                               DECEMBER 31, 2003                              WEIGHTED
                                         ----------------------------------------------------------------      AVERAGE
                                                            GROSS              GROSS           ESTIMATED         TAX
                                         AMORTIZED        UNREALIZED         UNREALIZED          FAIR         EQUIVALENT
                                           COST              GAINS             LOSSES            VALUE          YIELD
                                        ----------        ----------         ----------        ----------     -----------
Available for sale:
   U.S. Government agencies
     and corporations
     Within one year                    $ 3,679,936      $    56,310        $      --          $ 3,736,246       4.41%
     After 1 but within 5 years           4,015,285          182,346             21,560          4,176,071       4.76
     After 5 but within 10 years         17,436,050           32,346            162,056         17,306,340       4.26
                                        -----------      -----------        -----------        -----------
                                        $25,131,271      $   271,002        $   183,616        $25,218,657       4.36%
                                        -----------      -----------        -----------        -----------

   States and political subdivisions
     After 1 but within 5 years         $   468,556      $     7,274        $       193        $   475,637       2.85%
     After 5 but within 10 years          4,143,424           42,818              6,904          4,179,338       3.42
                                        -----------      -----------        -----------        -----------
                                        $ 4,611,980      $    50,092        $     7,097        $ 4,654,975       3.07%
                                        -----------      -----------        -----------        -----------

Mortgage backed securities              $ 9,526,351      $    42,478        $    80,527        $ 9,488,302       4.44%
                                        -----------      -----------        -----------        -----------


Total securities available for sale     $39,269,602      $   363,572        $   271,240        $39,361,934       4.25%
                                        ===========      ===========        ===========        ===========

Restricted:
   Federal Reserve Bank stock           $   129,650      $      --          $      --          $   129,650       6.00%
   Federal Home Loan Bank stock             865,700             --                 --              865,700       3.52
                                        -----------      -----------        -----------        -----------
Total restricted investments            $   995,350      $      --          $      --          $   995,350       3.84%
                                        ===========      ===========        ===========        ===========




                  The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $29,944,041 at September 30, 2004 and $15,337,515 at December 31, 2003.
         Also, a security with a carrying value of $248,985 is designated for customer repurchase agreements at September 30, 2004.

                  Proceeds from sales of securities available for sale (excluding maturities) during the nine months ended September 30, 2004 and the year ended December 31, 2003 were $6,391,436 and $13,044,280, respectively. Gross gains (losses) of $135,546 and $(-0-) during the nine months ended September 30, 2004 and $210,572 and $(69,122) for the year ended December 31, 2003 were realized on the respective sales.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Note 3.   Securities (continued)

                  The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004.

                                       LESS THAN 12 MONTHS                 12 MONTHS OR MORE                       TOTAL
                                 --------------------------------  ---------------------------------  -----------------------------
                                      FAIR          UNREALIZED          FAIR           UNREALIZED          FAIR       UNREALIZED
Description of Securities            VALUE            LOSSES            VALUE            LOSSES           VALUE         LOSSES
-------------------------------  ---------------  ---------------  ---------------------------------  -----------------------------
U.S. government agencies
   and corporations                 $12,114,050         $ 88,679      $ 2,434,720          $ 62,726      $14,548,770     $ 151,405

State and political subdivisions      1,933,548            8,415                -                 -        1,933,548         8,415

Mortgage backed securities            2,294,368           37,048          904,652            15,413        3,199,020        52,461
                                 ---------------  ---------------  ---------------   ---------------  --------------- -------------

Total temporarily impaired
   securities                       $16,341,966        $ 134,142      $ 3,339,372          $ 78,139      $19,681,338     $ 212,281
                                 ===============  ===============  ===============   ===============  =============== =============

         Note 4.   Loans and Leases Receivable

                  Major classifications of loans at September 30, 2004 and December 31, 2003, were as follows:

                                 SEPTEMBER 30,     DECEMBER 31,
                                     2004             2003
                                 -------------    -------------
Loans:
  Real estate                    $ 109,109,789    $  98,404,610
  Commercial real estate            21,933,070       21,521,317
  Consumer                          16,314,697       16,852,449
  Commercial                         8,276,319        8,934,099
  Overdrafts                            80,499          135,958
                                 -------------    -------------
                                 $ 155,714,374    $ 145,848,433

Leases:                                172,172          186,318
                                 -------------    -------------
                                 $ 155,886,546    $ 146,034,751
Net deferred loan fees, costs,
    premiums and discounts             268,277          238,220
Allowance for loan losses           (1,753,613)      (1,607,763)
                                 -------------    -------------
                                 $ 154,401,210    $ 144,665,208
                                 =============    =============

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Note 4.   Loans and Leases Receivable (continued)

                  An analysis of the allowance for possible loan losses is as follows:

                                                     SEPTEMBER 30,                       DECEMBER 31,
                                            ---------------------------------            -----------
                                                2004                  2003                  2003
                                            -----------           -----------            -----------
Balance, Beginning                          $ 1,607,763           $ 1,484,448            $ 1,484,448
    Provision charged to
        operations                              283,000               194,000                312,000
    Recoveries                                  129,011                50,689                 80,626
    Loans charged off                          (266,161)             (177,789)              (269,311)
                                            -----------           -----------            -----------
Balance, Ending                             $ 1,753,613           $ 1,551,348            $ 1,607,763
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



                                                     SEPTEMBER 30,                       DECEMBER 31,
                                            ---------------------------------            -----------
                                                2004                  2003                  2003
                                            -----------           -----------            -----------
Nonaccrual loans                              $ 436,162            $ 625,137              $ 348,660
Loans past due 90 days or more still
  accruing interest                                 -                 81,152                 27,045
                                            -----------           -----------            -----------
  Total                                       $ 436,162            $ 706,289              $ 375,705
                                            ===========           ===========            ===========


Note 5.  Time Deposits

                  At September 30, 2004, the scheduled maturities of time deposits are as follows:

                                   TIME DEPOSITS            ALL TIME
                                 $100,000 AND OVER          DEPOSITS
                                 -----------------          --------
Within 3 months                    $ 4,989,050            $11,736,763
3 months thru 6 months               3,570,534              8,808,617
6 months thru 12 months              2,002,896              6,846,632
Over 12 months                      26,242,178             66,830,045
                                   -----------            -----------
                                   $36,804,658            $94,222,057
                                   ===========            ===========

                          CNB FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 6.  Federal Home Loan Bank Borrowings

                                                      SEPTEMBER 30,                   DECEMBER 31,
                                         ---------------------------------------    -----------------
                                               2004                  2003                 2003
                                         -----------------     -----------------    -----------------
Federal Home Loan Bank advances               $ -                   $ -                $ 1,200,000



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

Note 7.  Supplemental Retirement Plan

                           On January 2, 2004, the Bank entered into a nonqualified supplemental retirement benefit agreement with the President which when fully vested would pay the President or his beneficiary an amount of $30,000 per year for 10 years beginning June 11, 2011, if he retires on or after May 29, 2011. Termination of employment prior to that date other than by reasons of death or disability will result in a reduced benefit. The expense for the three and nine months ended September 30, 2004 was $8,160 and $24,480, respectively.

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

                  The Bank was organized on June 20, 1934, and has operated in Berkeley Springs in Morgan County, West Virginia, as a national banking association continuously since that time. The Bank is a full-service commercial bank conducting general banking and trust activities through five full-service offices and three automated teller machines located in Morgan and Berkeley Counties, West Virginia and Washington County, Maryland. The Bank formed CNB Insurance Services, Inc., a wholly owned subsidiary, which is a property and casualty insurance agency selling primarily personal lines of insurance.

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

                  The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three and nine months ended September 30, 2004 and 2003. This discussion may include forward-looking statements based upon management's expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion and have based all average balances on daily averages.

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

         EARNINGS SUMMARY

                  Net income for the three months ended September 30, 2004 was $635,000 or $1.39 per share compared to $599,000 or $1.31 per share for the same period in 2003. Annualized return on average assets and average equity were 1.1% and 14.8% respectively, for the three months ended September 30, 2004, compared with 1.2% and 14.1%, respectively, for the three months ended September 30, 2003.

                  Net income for the nine months ended September 30, 2004 was $1.8 million or $3.91 per share compared to $1.4 million or $2.96 per share for the same period in 2003. Annualized return on average assets and average equity were 1.1% and 13.9% respectively, for the nine months ended September 30, 2004, compared with .9% and 10.8%, respectively, for the nine months ended September 30, 2003.

                  Early in the year 2004, earnings projections for the second half of 2004 were for net income to show a decrease over the first half of 2004 due to the additional expenses related to the opening of the new branch facility and the slowing of the maturities of the higher interest bearing 36 month Certificate of Deposits causing interest expense to level out. However, actual net income results have exceeded projections due to the bank's investment capabilities of a large depositor's funds and the expenses related to the opening of the new branch facility being significantly lower than expected. Loan growth is expected to remain flat through the remainder of 2004. Due to the rising rate environment, net income and net interest income may be negatively impacted in the short term as a result of the increased cost of deposits.

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

                  Net interest income for the three months ended September 30, 2004 increased by $301,000 or 15.6% over the same period in 2003. Interest income for the three months ended September 30, 2004 increased by $136,000 or 4.7% compared to the same period in 2003, while interest expense decreased by $165,000 or 17.0% during the three months ended September 30, 2004, as compared to the same period in the prior year.

                  Net interest income for the nine months ended September 30, 2004 increased by $915,000 or 17.0% over the same period in 2003. Interest income for the nine months ended September 30, 2004 decreased by $11,000 or .1% compared to the same period in 2003, while interest expense decreased by $926,000 or 28.4% during the nine months ended September 30, 2004, as compared to the same period in the prior year.

                  Increased net interest income for the three and nine month period is attributable to a higher level of net interest earning assets offset by a decrease in the rates earned thereon. The Bank continues to experience a shift in the asset mix from lower yielding investment securities to higher yielding loans due to the continued steady loan growth. The decrease in the rates earned on interest earning assets is due to the current economic conditions. The Bank has continued to experience steady deposit growth. Although the average balance on interest bearing liabilities increased, total interest expense decreased due to a decrease in the average rates paid on all interest bearing liabilities.

                  During the third quarter of 2004 compared to the same period in 2003, average net interest earning assets increased $24.5 million or 13.3% and average net interest bearing liabilities increased $21.1 million or 13.9% contributed to increased net interest income. CNB experienced a 19 basis point increase in the ratio of net interest income to average interest earning assets. The 70 basis point decrease in rates paid on average interest bearing liabilities offset by a 37 basis point decrease in rates earned on average interest earning assets resulted in the increase in the net interest margin.

                  During the first nine months of 2004 compared to the same period in 2003, average net interest earning assets increased $14.2 million or 7.8% and average net interest bearing liabilities increased $10.9 million or 7.3% contributed to increased net interest income. CNB experienced a 43 basis point increase in the ratio of net interest income to average interest earning assets. The 97 basis point decrease in rates paid on average interest bearing liabilities offset by a 37 basis point decrease in rates earned on average interest earning assets resulted in the increase in the net interest margin.

                  See Table 1 and Table 2 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential.

                  The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities.

     TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL


                                                          SEPTEMBER 30, 2004                           SEPTEMBER 30, 2003
                                               ---------------------------------------      -------------------------------------
                                                 QTR                                              QTR
                                                AVERAGE           QTR           YIELD/           AVERAGE          QTR      YIELD/
                                                BALANCE         INTEREST       RATE (4)          BALANCE       INTEREST    RATE (4)
                                               ---------------------------------------      -------------------------------------
                                                                        (IN THOUSANDS OF DOLLARS)
Interest earning assets:
    Federal funds sold                            $   5,161     $    19          1.33%          $   1,785       $     3     0.90%
    Securities:
      Taxable                                        38,858         412          4.24              42,980           434     4.04
      Tax-exempt (1)                                  8,729          76          5.28               1,526            13     5.16
    Loans (net of unearned interest) (2)(5)(6)      156,359       2,453          6.28             138,341         2,334     6.75
                                               ---------------------------------------      -------------------------------------
        Total interest earning assets (1)         $ 209,107     $ 2,960          5.66%          $ 184,632       $ 2,784     6.03%
                                               ---------------------------------------      -------------------------------------
Nonearning assets:
    Cash and due from banks                       $   9,661                                     $   7,193
    Bank premises and equipment, net                  5,595                                         4,674
    Other assets                                      4,480                                         3,061
    Allowance for loan losses                        (1,760)                                       (1,553)
                                               -------------                                --------------
        Total assets                              $ 227,083                                     $ 198,007
                                               =============                                ==============
Interest bearing liabilities:
    Savings deposits                              $  30,829     $    42          0.54%          $  23,211       $    29     0.50%
    Time deposits                                    95,126         622          2.62              94,107           854     3.63
    NOW accounts                                     35,727         121          1.35              25,775            72     1.12
    Money market accounts                            10,205          21          0.82               7,276            14     0.77
    Borrowings                                          293           1          1.37                 747             2     1.07
                                               ---------------------------------------      -------------------------------------
        Total interest bearing liabilities        $ 172,180     $   807          1.87%          $ 151,116       $   971     2.57%
                                               ---------------------------------------      -------------------------------------
Noninterest bearing liabilities:
    Demand deposits                               $  35,529                                     $  27,359
    Other liabilities                                 2,242                                         2,610
    Shareholders' equity                             17,132                                        16,922
                                               -------------                                --------------
        Total liabilities and
           shareholders' equity                   $ 227,083                                     $ 198,007
                                               =============                                ==============
                                                              ----------                                    ------------
Net interest income (1)                                         $ 2,153                                         $ 1,813
                                                              ==========                                    ============
Net interest spread (3)                                                          3.79%                                      3.46%
                                                                          ============                                  =========
Net interest income to average                                                   4.12%                                      3.93%
                                                                          ============                                  =========
    interest earning assets (1)

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

(5) Interest income on loans excludes fees of $71,000 in 2004 and $111,000 in 2003.

(6) Interest income on loans includes fees of $18,343 in 2004 and $41,255 in 2003 from the Business Manager Program, student loans and lease receivables.

     TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                            SEPTEMBER 30, 2004                           SEPTEMBER 30, 2003
                                                    ------------------------------------      --------------------------------------
                                                      YTD                                         YTD
                                                    AVERAGE          YTD        YIELD/           AVERAGE          YTD       YIELD/
                                                    BALANCE       INTEREST     RATE (4)          BALANCE        INTEREST    RATE (4)
                                                    ------------------------------------      --------------------------------------
                                                                          (IN THOUSANDS OF DOLLARS)
Interest earning assets:
   Federal funds sold                             $   2,677     $    27          1.05%         $   1,894       $    16      1.07%
   Securities:
     Taxable                                         34,439       1,083          4.19             44,660         1,453      4.34
     Tax-exempt (1)                                   7,049         180          5.16              1,201            33      5.55
   Loans (net of unearned interest) (2)(5)(6)       152,103       7,125          6.25            134,290         6,817      6.77
                                               --------------------------------------      -------------------------------------
        Total interest earning assets (1)         $ 196,268     $ 8,415          5.72%         $ 182,045       $ 8,319      6.09%
                                               --------------------------------------      -------------------------------------
Nonearning assets:
   Cash and due from banks                        $   8,975                                    $   6,695
   Bank premises and equipment, net                   5,403                                        4,731
   Other assets                                       3,488                                        3,090
   Allowance for loan losses                         (1,709)                                      (1,527)
                                               -------------                               --------------
        Total assets                              $ 212,425                                    $ 195,034
                                               =============                               ==============
Interest bearing liabilities:
   Savings deposits                               $  27,674     $   107          0.52%         $  22,590       $    84      0.50%
   Time deposits                                     93,299       1,907          2.73             94,779         2,924      4.11
   NOW accounts                                      29,000         260          1.20             24,861           213      1.14
   Money market accounts                              9,461          57          0.80              6,643            38      0.76
   Borrowings                                           553           5          1.21                257             3      1.56
                                               --------------------------------------      -------------------------------------
        Total interest bearing liabilities        $ 159,987     $ 2,336          1.95%         $ 149,130       $ 3,262      2.92%
                                               --------------------------------------      -------------------------------------
Noninterest bearing liabilities:
   Demand deposits                                $  32,924                                    $  26,794
   Other liabilities                                  2,277                                        2,446
   Shareholders' equity                              17,237                                       16,664
                                               -------------                               --------------
        Total liabilities and
           shareholders' equity                   $ 212,425                                    $ 195,034
                                               =============                               ==============
                                                              ----------                                    -----------
Net interest income (1)                                         $ 6,079                                        $ 5,057
                                                              ==========                                    ===========
Net interest spread (3)                                                          3.77%                                      3.17%
                                                                        =============                                  =========
Net interest income to average
   interest earning assets (1)                                                   4.13%                                      3.70%
                                                                        =============                                  =========

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

(5) Interest income on loans excludes fees of $212,000 in 2004 and $318,000 in 2003.

(6) Interest income on loans includes fees of $84,031 in 2004 and $110,594 in 2003 from the Business Manager Program, student loans and lease receivables.

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

                  The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended September 30, 2004, and September 30, 2003, amounted to $102,000 and $57,000, respectively. The provision for loan losses for the nine months ended September 30, 2004, and September 30, 2003, amounted to $283,000 and $194,000, respectively. Loan quality remains stable, past dues are minimal and nonaccruals have decreased for the same period; however, nonaccruals have increased slightly from December 31, 2003 to September 30, 2004. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require additional reserves as a result of their examination of the bank. See "Nonperforming Assets and Allowance for Loan Losses" for further discussion.

         NONINTEREST INCOME

                  Noninterest income for the three months ended September 30, 2004 increased $18,000 or 3.8% to $489,000 from $471,000 in the third quarter of 2003. Noninterest income for the nine months ended September 30, 2004 increased $171,000 or 13.1% to $1.5 million from $1.3 million during the first nine months of 2003. The increase in noninterest income is attributable, in general, to an increase in service charge fees effective October 1, 2003 the bank assesses its customers. Specifically, noninterest income increased due to fees generated from the Bounce Protection program, insurance commissions, ATM and debit card fees and offset by a decrease in gain on sale of investment securities. This increase for the first nine months of 2004 was offset by a decrease in overdraft fees, travel club fees and miscellaneous customer service fees. The fees related to the Bounce Protection program, ATM and debit card fees have a direct correlation to the increased deposit base of the bank. Insurance commissions increased due to a large group health account written in the third quarter of 2003 and general rate increases from the insurance companies.

         NONINTEREST EXPENSES

                  Noninterest expenses for the three months ended September 30, 2004, increased $275,000 or 19.5% and for the nine months ended September 30, 2004, increased $500,000 or 11.5%. Salaries increased due to normal merit increases, several new hires, salaries for employees of the acquired Hancock branch and additional payroll expenses related to the conversion of the Hancock branch. The increase in furniture and equipment expense was due to an increase in software amortization associated with the 2003 upgrade of the Bank's technology systems. Another factor relating to the increase in furniture and equipment expense was an increase in the cost and number of equipment maintenance contracts the Bank entered into primarily due to the 2003 technology system upgrade. The increase in other operating expenses was due to an increase in stationery, supplies & printing, telephone, legal fees and advertising expense offset by a decrease in postage, data processing expense and bounce protection expense. The increase in stationery, supplies and printing, legal fees and advertising are a direct result of the Bank's acquisition of the full service branch of Fidelity Bank in Hancock, Maryland. Bounce protection expense decreased due to the expiration of the Bank's contract with Pinnacle Financial Strategies in February 2004.

         INCOME TAXES

                  The Bank's provision for income taxes decreased $38,000 or 11.6% to $291,000 for the three months ended September 30, 2004 and increased $60,000 or 7.8% to $836,000 for the nine months ended September 30, 2004. The effective tax rates for the second quarter of 2004 and 2003 were 31.4% and 35.5%, respectively and for the first nine months of 2004 and 2003 were 31.8% and 36.4%, respectively. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities.

         FINANCIAL CONDITION

                  The Bank's total assets as of September 30, 2004 increased $31.4 million or 15.6% to $232.5 million from December 31, 2003 due in part to the acquisition of the Hancock branch. In particular, $8.4 million in loans, $324,000 in premises and equipment were acquired along with $781,000 in core deposit intangible assets. The Bank's total liabilities increased $29.7 million or 16.1% to $214.2 million. The total liabilities which were assumed were $14.6 million in deposits and $6,600 in other accrued expenses.

                  The following discussion of the financial condition of the Bank excludes the acquisition of the Hancock branch assets and liabilities. The Bank's assets also increased due primarily to a $1.1 million increase in cash and due from banks, $5.5 million increase in federal funds sold, $13.7 million increase in investment securities and a $1.3 million increase in loans. The Bank's liabilities also increased $16.3 million due to deposit growth, offset by a decrease of $1.2 million in borrowings and an additional $65,000 in accrued expenses and other liabilities. Shareholders' equity increased $1.7 million to $18.3 million at September 30, 2004, primarily due to net income of $1.8 million and $113,000 increase in accumulated other comprehensive income offset by the semi-annual cash dividend of $179,000. The components of accumulated other comprehensive income at September 30, 2004, were unrealized gains and losses on available for sale securities, net of deferred income taxes and minimum pension liability adjustment, net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results unless the securities are actually sold.

         LOAN PORTFOLIO

                  At September 30, 2004, total loans increased $9.7 million or 6.7% to $154.4 million from $144.7 million at December 31, 2003. This increase is mainly a result of the purchase of $8.4 million in loans from the Hancock branch acquisition. The Bank experienced steady loan growth in the first half of 2004 offset by a $3.0 million decrease in loans during the third quarter of 2004 due in part to three large commercial lines of credit being reduced resulting in a net increase in loans of $1.3 million for the year. The Bank expects loan growth to remain flat through the remainder of 2004.

         NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

                   Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, restructured loans and other real estate owned. The following table summarized the Bank's nonperforming assets as of the periods shown:

                                                    SEPTEMBER 30,                 DECEMBER 31,
                                         ------------------------------------   ----------------
                                              2004                2003               2003
                                         ----------------    ----------------   ----------------
 Nonaccrual loans                              $ 436,162           $ 625,137          $ 348,660

 Loans past due 90 days or more
    still accruing interest                            -              81,152             27,045
                                         ----------------    ----------------   ----------------
 Total nonperforming loans                     $ 436,162           $ 706,289          $ 375,705
                                         ----------------    ----------------   ----------------
 Other real estate owned                       $       -           $ 107,619          $       -
                                         ----------------    ----------------   ----------------
 Total nonperforming assets                    $ 436,162           $ 813,908          $ 375,705
                                         ================    ================   ================
 Nonperforming loans/Total loans                   0.28%               0.50%              0.26%
 Nonperforming assets/Total assets                 0.19%               0.41%              0.19%
Allowance for loan losses/Total loans              1.14%               1.11%              1.11%

                  As of September 30, 2004, the Bank has no loans which management considers to be impaired. Management is aware of three borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $998,000. A specific allowance of $80,000 related to these loans has been established as part of the allowance for loan losses. The loans are collateralized and management anticipates any additional potential loss would be minimal.

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

                  The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. At September 30, 2004, the allowance for loans losses totaled $1.8 million compared to $1.6 million at December 31, 2003. The allowance for loans losses as a percentage of loans was 1.1% as of September 30, 2004 and December 31, 2003.

                  An analysis of the allowance for loan losses is summarized below:

In thousands                               SEPTEMBER 30,                                DECEMBER 31,
                              ---------------------------------------     ------------------------------------------
                                               2004                                        2003
                              ---------------------------------------     ------------------------------------------
                                                      PERCENT OF                                  PERCENT OF
                                                     LOANS IN EACH                               LOANS IN EACH
                                                      CATEGORY TO                                 CATEGORY TO
                                   AMOUNT             TOTAL LOANS              AMOUNT             TOTAL LOANS
                              ------------------   -----------------------------------------   ---------------------
Commercial, financial                     $ 843                   19%               $   782                   21%
    and agriculture
Real estate - residential                   466                   70                    401                   67
     mortgage
Installment and other                       274                   11                    274                   12
Unallocated                                 170                  N/A                    151                  N/A
                              ------------------   --------------------   ------------------   ---------------------
       Total                            $ 1,753                  100%               $ 1,608                  100%
                              ==================   ====================   ==================   =====================




         DEPOSITS

                  The Bank's deposits increased $30.9 million or 17.1% during the nine months ended September 30, 2004. This increase is mainly a result of the assumption of $14.6 million in deposits from the Hancock acquisition. The breakdown of the assumed deposits are $8.2 million in demand and savings and $6.4 million in certificates of deposit. The Bank continues to experience a change in the deposit account mix through the first nine months of 2004. Steady growth continues in regular demand, interest-bearing demand and savings deposits due to the continued customer growth in all the Bank's branches. The change in the deposit account mix is attributable to the continued maturity of rate sensitive certificate of deposits and customers temporarily placing their money in demand or savings accounts. The Bank experienced an overall increase of $1.2 million in other time deposits and rate sensitive jumbo certificate of deposits during the first nine months of 2004. This increase is attributable to the $6.4 million in certificates of deposit acquired from the Hancock branch acquisition offset by a decrease of $5.2 million, which is primarily due to the maturities of the 36-month Ultimate Certificate of Deposits. Deposits, in general, have experienced an increase due to customer's concerns with the weak economy and stock market.

         CAPITAL RESOURCES

                  Shareholders' equity increased $1.7 million or 10.4% during the first nine months of 2004 due to $1.8 million in net income and $113,000 increase in accumulated other comprehensive income offset by the semi-annual cash dividend of $179,000. The Bank is subject to regulations of the Office of the Comptroller of the Currency that impose certain minimum regulatory capital requirements. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was "well capitalized" at September 30, 2004. The following table summarized, as of September 30, 2004, the Bank's capital ratios.

                                                     Components                Actual             Required
                                                     of Capital                Ratio                Ratio
                                                     ----------                -----                -----
         Tier 1 Capital                                 $18,088                  8.0%                4.0%
         Total Risk Based Capital                       $19,770                 14.7%                8.0%

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

                  In November 2003, the EITF reached consensus on Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." Issue 03-1 provides guidance in the recognition and measurement of other-than-temporary impairment for certain securities, including:

                - All debt securities and equity securities that are subject to the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities"; and

                - Equity securities that are not subject to the scope of SFAS No. 115 and that are accounted for under the cost method of accounting, or cost method investments.

                  Issue 03-1 also provides guidance on disclosure requirements for other-than-temporary impairment for cost method investments. The guidance in these areas of Issue 03-1 is effective for fiscal years ending after June 15, 2004. The implementation of these areas of Issue 03-1 is not anticipated to have a material impact on our financial statements. We have previously adopted the disclosure provisions of Issue 03-1 for debt and equity investments that are accounted for under SFAS No. 115. Those requirements were effective for fiscal years ending after December 15, 2003.

                  On September 30, 2004, the FASB issued a final FSP EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance contained within Issue 03-1. Disclosures required by Issue 03-1 have not been deferred. The FASB noted that this delay does not suspend existing accounting requirements for assessing whether impairments of held to maturity and available for sale securities are other-than-temporary, including current guidance for cost method investments.

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

                     The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold which totaled $58.6 million, or 25.2% of total assets at September 30, 2004. In addition, liquidity may be generated through loan repayments and over $3.0 million of available borrowing arrangements with correspondent banks. At September 30, 2004, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $2.1 million of cash from operations in the first nine months of 2004, which compares to $1.9 million during the same time period in 2003. Additional cash of $15.1 million was generated through net financing activities through September 30, 2004, which compares to $8.0 million for the first nine months of 2003. These proceeds along with proceeds from the sales and calls of investment securities were used to fund loans and purchase securities during each year. Net cash used in investing activities totaled $16.2 million during the first nine months of 2004 compared to $9.7 million during the same time period in 2003. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

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

                  The Bank's base-line scenario holds the prime rate constant at
         4.75 percent through September 2005. Based on the October 2004 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing or decreasing interest rate scenario.

         CONTRACTUAL OBLIGATIONS

                  During the quarter and nine months ended September 30, 2004, the Bank entered into contracts related to the construction of the Spring Mills Branch facility in north Berkeley County, West Virginia totaling $893,656. There were no other material changes outside the normal course of business to the quantitative and qualitative disclosures about contractual obligations previously reported on Form 10-K for the year ended December 31, 2003. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" in the Form 10-K for December 31, 2003 for a detailed discussion.

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

                  There have been no changes in the Company's internal controls over financial reporting in the fiscal quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                  Presently, the Bank is planning to engage consultants to assist in the documentation of internal controls and make recommendations for improvements, if necessary, as part of the compliance with Section 404 of the Sarbanes-Oxley Act.

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

                  Date of Report       Item         Description
                  --------------       ----         -----------

                  August 9, 2004      7, 9 & 12     The Company issued a press
                                                    release that announced
                                                    operating results of its
                                                    first six months ended
                                                    June 30, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         CNB Financial Services, Inc.
         ----------------------------
                 (Registrant)

         Date  November 12, 2004     /s/ Thomas F. Rokisky, President/CEO
               -----------------     ------------------------------------

         Date  November 12, 2004     /s/ Rebecca S. Stotler, Vice President/CFO
               -----------------     ------------------------------------