Form 10-K
period 2004-12-31
CNB FINANCIAL SERVICES INC
filed 2005-03-23
CIK 1113336

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-30665

                          CNB Financial Services, Inc.
             (Exact name of registrant as specified in its charter)

                 West Virginia                                    55-0773918
        (State or other jurisdiction of                        (I.R.S. Employer
         incorporation or organization)                      Identification No.)

101 S. Washington Street, Berkeley Springs, WV                       25411
   (Address of principal executive offices)                       (Zip Code)

                 Registrant's telephone number, (304) 258 - 1520

           Securities to be registered under Section 12(b) of the Act:
                                      None

           Securities to be registered under Section 12(g) of the Act:

                     Common Stock, Par Value $1.00 per share
                                (Title of Class)

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

As of March 23, 2005, there were 458,048 shares of Common Stock, Par Value $1.00 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
PART I

Item 1.    Business................................................................................     4
Item 2.    Properties..............................................................................     7
Item 3.    Legal Proceedings.......................................................................     8
Item 4.    Submission of Matters to a Vote of Security Holders.....................................     8

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
              Purchases of Equity Securities.......................................................     9
Item 6.    Selected Financial Data.................................................................    10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...    11
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..............................    27
Item 8.    Financial Statements and Supplementary Data.............................................    28
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures...    59
Item 9A.   Controls and Procedures.................................................................    59
Item 9B.   Other Information.......................................................................    59

PART III

Item 10.   Directors and Executive Officers of the Registrant......................................    60
Item 11.   Executive Compensation..................................................................    62
Item 12.   Security Ownership of Certain Beneficial Owners and Management..........................    65
Item 13.   Certain Relationships and Related Transactions..........................................    65
Item 14.   Principal Accountant's Fees and Services................................................    66

PART IV

Item 15.   Exhibits and Financial Statement Schedules..............................................    67

SIGNATURES.........................................................................................    68

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

EMPLOYEES

     As of December 31, 2004 and 2003, CNB employed 102 and 87 full-time equivalent employees, respectively.

BUSINESS OF CNB FINANCIAL SERVICES, INC. AND CITIZENS NATIONAL BANK

     The Company's primary function is to direct, plan and coordinate the business activities of the Bank and its subsidiary.

     Citizens National Bank is a full-service commercial bank conducting general banking and trust activities through five full-service offices and five automated teller machines located in Morgan and Berkeley Counties, West Virginia and Washington County, Maryland. The Bank exercised an option in December 2003 to purchase a parcel of land in Falling Waters, Berkeley County, West Virginia and has begun construction of an additional full-service branch on the site. The expected building completion date is the second quarter of 2005.

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

AVAILABLE INFORMATION

     Our Internet address is www.cnbwv.com. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, and our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, any document filed by the company with the SEC can be read and copied at the SEC's public reference facilities at 45D Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Copies of documents can also be obtained free of charge by any shareholder by writing to Rebecca S. Stotler, VP/CFO, CNB Financial Services, Inc., 101 S. Washington Street, Berkeley Springs, WV 25411.

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

CAPITAL REQUIREMENTS

     As a bank holding company, the Company is subject to Federal Reserve Board risk-based capital guidelines. The guidelines establish a systematic framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into account and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance-sheet commitments into four weighted categories, with higher levels of capital being required for categories perceived as representing greater risk. The Bank is subject to substantially similar capital requirements adopted by its applicable regulatory agencies. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established a regulatory framework which ties the level of supervisory intervention by bank regulatory authorities primarily to a depository institution's capital category. Among other things, FDICIA authorized regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. FDICIA established five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The Company is well capitalized as detailed in Note 22 to the accompanying consolidated financial statements.

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

     The allowance for loan losses is a subjective judgment that management must make regarding the loan portfolio, and is established and maintained at levels that management believes are adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Where there is a question as to the impairment of a specific loan, management obtains valuations of the property or collateral securing the loan, and current financial information of the borrower, including financial statements, when available. Since the calculation of appropriate loan loss allowances relies on management's estimates and judgments relating to inherently uncertain events, actual results may differ from these estimates. The American Institute of Certified Public Accountants is preparing further guidance for calculating the allowance for loan losses. Implementation of that guidance could result in an adjustment to the allowance. For a more detailed discussion on the allowance for loan losses, see Nonperforming Loans and Allowance For Loan Losses in this Management's Discussion and Analysis and Allowance for Loan Losses in Note 1: Summary of Significant Accounting Policies and Note 5: Loans and Leases Receivable in the Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES

CNB Financial Services, Inc.

     CNB's headquarters are located at the main office of Citizens National Bank located at 101 South Washington Street, Berkeley Springs, West Virginia.

Citizens National Bank

     The principal executive office and main banking office is located at 101 South Washington Street, Berkeley Springs, West Virginia. In addition, the bank has owned and operated a full service branch bank located at 2450 Valley Road, Berkeley Springs, West Virginia since 1991. In October 1998, the bank opened a full service branch located at 2646 Hedgesville Road, Martinsburg, West Virginia. In March 2002, the bank opened an additional full service branch located at 14994 Apple Harvest Drive, Martinsburg, West Virginia. The main banking office and each location in Berkeley County provides ATM services, in addition to traditional lobby and drive-in services. In December 2003, the Bank exercised an option to purchase a parcel of land in Falling Waters, Berkeley County West Virginia and has begun construction of an additional full-service branch on the site. The expected completion date is the second quarter 2005. On January 26, 2004, CNB entered into an agreement to purchase certain assets and liabilities associated with the Hancock Branch of Fidelity Bank, a subsidiary bank of Mercantile Bankshares Corporation (formerly Home Federal). The purchase, which took place on June 11, 2004, increased the assets and liabilities of CNB by $14.6 million. CNB assumed responsibility for all the deposit services including checking, savings and certificate of deposits. Additionally, CNB acquired loans, equipment and leasehold improvements and assumed the lease for the real estate located at 333 East Main Street, Hancock, Maryland. During 1998, the bank purchased two cash machines and placed them at Cacapon State Park Lodge and the Woods Resort. In November of 1998, the bank acquired CNB Insurance Services, Inc. which is operated out of the main office in Berkeley Springs. The main office and branches are owned free and clear of any indebtedness. The net book value of the bank's premises and equipment as of December 31, 2004 is $6.0 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The price of CNB's common stock ranged from $62.00 to $100.00 in 2004 and from $67.50 to $100.00 in 2003. The prices listed below represent the high and low market prices for stock trades reported during each quarter.

                                     PER SHARE
                   HIGH      LOW      DIVIDEND
                 -------   -------   ---------
2004
First quarter    $ 90.00   $ 71.00
Second quarter   $100.00   $ 62.00     $0.39
Third quarter    $100.00   $ 62.00
Fourth quarter   $ 75.00   $ 68.00     $0.99

2003
First quarter    $100.00   $100.00
Second quarter   $100.00   $ 70.00     $0.39
Third quarter    $ 80.00   $ 67.50
Fourth quarter   $    --   $    --     $0.81

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

     The ability of CNB to pay dividends is subject to certain limitations imposed by national banking laws. For a more detailed discussion on the limitations, see Note 23: Regulatory Restrictions of the Notes to Consolidated Financial Statements. As of March 4, 2005, the number of record holders was 638.

     During the fourth quarter of the fiscal year, CNB did not purchase any of its own common stock.

ITEM 6. SELECTED FINANCIAL DATA

TABLE 1. FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

                                     2004       2003       2002       2001       2000
                                   --------   --------   --------   --------   --------
                                          In thousands except for per share data
AT YEAR-END
   Total assets                    $236,998   $201,056   $191,602   $171,541   $149,982
   Securities available for sale     59,740     39,362     43,430     49,668     35,374
   Loans and lease, net of
      unearned income               154,920    146,273    129,815    111,874    105,220
   Deposits                         207,729    180,899    173,063    154,381    133,996
   Shareholders' equity              18,149     16,569     16,270     14,926     13,864

SIGNIFICANT RATIOS
   Return on average assets            1.07%      0.89%      0.71%      0.77%      0.91%
   Return on average
      shareholders' equity            13.38      10.44       8.38       8.49      10.16
   Average shareholders' equity
      to average assets                8.03       8.48       8.49       9.12       9.00
   Net interest margin                 4.11       3.83       3.36       3.73       4.03

SUMMARY OF OPERATIONS
   Interest income                 $ 11,715   $ 11,569   $ 11,489   $ 11,868   $ 11,035
   Interest expense                   3,169      4,152      5,342      5,937      5,365
   Net interest income                8,546      7,417      6,147      5,931      5,670
   Provision for loan losses            393        312        261        226        170
   Net interest income after
      provision for loan losses       8,153      7,105      5,886      5,705      5,500
   Non-interest income                1,972      1,728      1,403      1,025        843
   Non-interest expense               6,789      6,007      5,300      4,794      4,279
   Income before income taxes         3,336      2,826      1,989      1,936      2,064
   Income tax expense                   992      1,083        681        700        758
   Net income                         2,344      1,743      1,308      1,236      1,306

PER SHARE DATA (1)
   Net income                      $   5.12   $   3.80   $   2.86   $   2.70   $   2.85
   Cash dividends                      1.38       1.20       1.02       1.02       1.02
   Net book value                     39.62      36.17      35.52      32.59      30.27

(1) Restated to reflect the formation of CNB Financial Services, Inc. and the acquisition of Citizens National Bank and subsidiary on August 31, 2000 and accounted for as a pooling of interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB, for the years ended December 31, 2004 and 2003. This discussion and analysis should be read in conjunction with the audited, consolidated financial statements and accompanying notes. This discussion includes forward-looking statements based upon management's expectations; actual results may differ. Amounts and percentages used in this discussion have been rounded. All average balances are based on monthly averages.

EARNINGS SUMMARY

     CNB had net income totaling $2.3 million or $5.12 per share, $1.7 million or $3.80 per share and $1.3 million or $2.86 per share for fiscal years 2004, 2003 and 2002, respectively. Annualized return on average assets and average equity were 1.1% and 13.4%, respectively for 2004 compared to .9% and 10.4% for 2003 and .7% and 8.4% for 2002.

     Growth in net income for the year 2005 is projected to slow down compared to the growth in net income for 2004 due to the additional expenses related to the projected opening of a new branch facility in Falling Waters, West Virginia in addition to the anticipated cost of complying with the provisions of the Sarbanes-Oxley Act of 2002. Also, the bank's loan growth, which leveled out in the latter part of 2004 is not expected to increase appreciably during 2005. This slower rate of loan growth will impact interest income.

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

     Net interest income in 2004 increased by $1.1 million or 15.2% over 2003. Interest income in 2004 increased by $146,000 or 1.3% compared to 2003, while interest expense decreased by $983,000 or 23.7% during 2004 as compared to 2003. Interest income increased during 2004 compared to 2003 as a result of an increase in the average balances of loans, investment securities and federal funds sold offset by a decrease in the average rates earned on loans and investment securities. Interest expense decreased during 2004 compared to 2003 as a result of a decrease in the average balance and average rates paid on time deposits offset by an increase in the average balances of savings, NOW accounts and money market accounts and average rates paid on those balances.

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

     During 2004 and 2003, the Bank used funds generated from deposit account growth and FHLB borrowings to fund loan commitments.

     The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities. Net interest margin increased from 2003 to 2004. See Table 1 - Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

     TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                    DECEMBER 31, 2004              DECEMBER 31, 2003              DECEMBER 31, 2002
                              ----------------------------   ----------------------------   ----------------------------
                                 YTD                            YTD                            YTD
                               AVERAGE      YTD     YIELD/    AVERAGE      YTD     YIELD/    AVERAGE      YTD     YIELD/
                               BALANCE   INTEREST    RATE     BALANCE   INTEREST    RATE     BALANCE   INTEREST    RATE
                              --------   --------   ------   --------   --------   ------   --------   --------   ------
                                                                     In thousands
Interest earning assets:
   Federal funds sold         $  2,384    $    34    1.25%   $  1,521    $    17    1.02%   $  4,720    $    82    1.57%
   Securities:
      Taxable                   37,526      1,569    4.18      42,602      1,887    4.43      47,955      2,307    4.81
      Tax-exempt (1)             8,070        273    5.13       1,718         59    5.20         695         28    6.10
   Loans (net of unearned
      interest) (2) (4) (5)    152,984      9,559    6.25     136,658      9,187    6.72     118,530      8,708    7.35
                              --------    -------    ----    --------    -------    ----    --------    -------    ----
Total interest
   earning assets (1)         $200,964    $11,435    5.69%   $182,499    $11,150    6.11%   $171,900    $11,125    6.47%
                              --------    -------    ----    --------    -------    ----    --------    -------    ----

Nonearning assets:
   Cash and due
      from banks              $  9,459                       $  6,934                       $  6,592
   Bank premises and
      equipment, net             5,494                          4,734                          4,624
   Other assets                  3,880                          4,193                          2,240
   Allowance for
      loan losses               (1,731)                        (1,543)                        (1,403)
                              --------                       --------                       --------
Total assets                  $218,066                       $196,817                       $183,953
                              ========                       ========                       ========

Interest bearing
   liabilities:
   Savings deposits           $ 28,622    $   147    0.51%   $ 22,876    $   114    0.50%   $ 19,629    $   117    0.60%
   Time deposits                92,959      2,493    2.68      94,497      3,685    3.90      94,889      4,854    5.12
   NOW accounts                 32,196        436    1.35      25,432        290    1.14      23,242        318    1.37
   Money market accounts         9,685         79    0.82       6,836         53    0.78       5,295         52    0.98
   Borrowings                      873         14    1.60         728         10    1.37          --         --      --
                              --------    -------    ----    --------    -------    ----    --------    -------    ----
Total interest
   bearing liabilities        $164,335    $ 3,169    1.93%   $150,369    $ 4,152    2.76%   $143,055    $ 5,341    3.73%
                              --------    -------    ----    --------    -------    ----    --------    -------    ----

Noninterest bearing
   liabilities:
   Demand deposits            $ 33,931                       $ 27,319                       $ 23,278
   Other liabilities             2,287                          2,431                          2,009
   Shareholders' equity         17,513                         16,698                         15,611
                              --------                       --------                       --------
Total liabilities and
   shareholders' equity       $218,066                       $196,817                       $183,953
                              ========                       ========                       ========
                                          -------                        -------                        -------
Net interest income (1)                   $ 8,266                        $ 6,998                        $ 5,784
                                          =======                        =======                        =======
Net interest spread (3)                              3.76%                          3.35%                          2.74%
                                                     ====                           ====                           ====
Net interest income to
   average interest earning
   assets (1)                                        4.11%                          3.83%                          3.36%
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

(4) Interest income on loans excludes fees of $280,000 in 2004, $419,000 in 2003 and $365,000 in 2002.

(5) Interest income on loans includes fees of $100,527 in 2004, $155,942 in 2003 and $158,085 in 2002 from the Business Manager Program, student loans and lease receivables.

     Table 3 sets forth a summary of the changes in interest earned and interest expense detailing the amounts attributable to (i) changes in volume (change in average volume times the prior year's average rate), (ii) changes in rate (change in the average rate times the prior year's average volume). The changes in rate/volume (change in the average volume times the change in the average rate), had been allocated to the changes in volume and changes in rate in proportion to the relationship of the absolute dollar amounts of the change in each. During 2004, net interest income increased $835,000 due to changes in volume and $433,000 due to changes in interest rates. Also, net interest income was affected by a $139,000 decrease in loan fees. In 2003, net interest income increased $959,000 due to changes in volume and $255,000 due to changes in interest rates. Also, net interest income was affected by a $53,000 increase in loan fees.

TABLE 3. VOLUME AND RATE ANALYSIS OF CHANGES IN INTEREST INCOME

                                   2004 OVER 2003               2003 OVER 2002
                             --------------------------   --------------------------
                               CHANGE DUE TO                CHANGE DUE TO
                             ----------------    TOTAL    ----------------    TOTAL
(Taxable equivalent basis)   VOLUME     RATE     CHANGE   VOLUME     RATE     CHANGE
                             ------   -------   -------   ------   -------   -------
                                                   In thousands
Interest earned on:
   Federal funds sold        $  12    $     5   $    17   $  (43)  $   (22)  $   (65)
   Taxable securities         (216)      (102)     (318)    (246)     (174)     (420)
   Tax-exempt securities       215         (1)      214       36        (5)       31
   Loans                       909       (537)      372    1,263      (784)      479
                             -----    -------   -------   ------   -------   -------
Total interest earned        $ 920    $  (635)  $   285   $1,010   $  (985)  $    25
                             -----    -------   -------   ------   -------   -------
Interest expense on:
   Savings deposits          $  31    $     2   $    33   $   18   $   (21)  $    (3)
   Time deposits               (58)    (1,134)   (1,192)     (19)   (1,150)   (1,169)
   NOW accounts                 87         59       146       29       (57)      (28)
   Money market accounts        23          3        26       13       (12)        1
   Other borrowing               2          2         4       10        --        10
                             -----    -------   -------   ------   -------   -------
Total interest expense       $  85    $(1,068)  $  (983)  $   51   $(1,240)  $(1,189)
                             -----    -------   -------   ------   -------   -------
Net interest income          $ 835    $   433   $ 1,268   $  959   $   255   $ 1,214
                             =====    =======   =======   ======   =======   =======

     Another method of analyzing the change in net interest income is to examine the changes between interest rate spread and the net interest margin on earning assets. The interest rate spread as shown in Table 3 is the difference between the average rate earned on earning assets and the average rate on interest bearing liabilities. The net interest margin takes into account the benefit derived from assets funded by interest free sources such as non-interest bearing demand deposits and capital.

TABLE 4. INTEREST RATE SPREAD AND NET INTEREST MARGIN ON EARNING ASSETS

                                     2004              2003              2002
                               ---------------   ---------------   ---------------
                                AVERAGE           AVERAGE           AVERAGE
(Taxable equivalent basis)      BALANCE   RATE    BALANCE   RATE    BALANCE   RATE
                               --------   ----   --------   ----   --------   ----
                                                   In thousands
Earning assets                 $200,964   5.69%  $182,499   6.11%  $171,900   6.47%
                               ========          ========          ========

Interest bearing liabilities   $164,335   1.93%  $150,369   2.76%  $143,055   3.73%
                                          ----              ----              ----

Interest rate spread                      3.76%             3.35%             2.74%
Interest free sources used
   to fund earning assets(1)     36,629   0.35%    32,130   0.48%    28,845   0.62%
                               --------   ----   --------   ----   --------   ----

Total sources of funds         $200,964          $182,499          $171,900
                               ========          ========          ========

Net interest margin                       4.11%             3.83%             3.36%
                                          ====              ====              ====

(1) Non-interest bearing liabilities and shareholders' equity less non-interest earning assets.

     The following discussion analyzes changes in the Bank's spreads and margins in terms of basis points. A basis point is a unit of measure for interest rates equal to .01%. One hundred basis points equals 1%.

     Interest rate spread increased 41 basis points in 2004 while the net interest margin increased 28 basis points. Both the interest rate spread and margin were positively impacted by a 83 basis point decrease in interest bearing liability costs offset by a 42 basis point decrease in earning asset yields. Interest rate spread increased 61 basis points in 2003 while the net interest margin increased 47 basis points. Both the interest rate spread and margin were positively impacted by a 97 basis point decrease in interest bearing liability costs offset by a 36 basis point decrease in earning asset yields.

     Although the prime rate increased 1.25 basis points in the second half of 2004, loan yields decreased 47 basis points while in 2003 the prime rate decreased only 25 basis points and loan yields decreased 63 basis points. These variances are due to a significant portion of the loan portfolio repricing at lower rates through cash out refinancing or variable rate loans. The variable rate loan portfolio is tied to the long term Treasury rates and these rates during 2004 leveled off and only showed increases in the last quarter. In both 2004 and 2003, the decrease in liability costs is primarily the result of the lower cost of funds on savings, NOW, money market and time deposit accounts during the year.

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

NONINTEREST INCOME

     Noninterest income increased $244,000 or 14.1% during 2004 over the prior comparable period. The increase in 2004 was attributable, in general, to an increase in service charge fees effective October 1, 2003 the bank assesses its customers. Specifically, noninterest income increased due to fees generated from the Bounce Protection program, debit card income, ATM fees, and trust fees. These increases were offset by a decrease in overdraft fees, travel club fees, miscellaneous customer service fees and a decrease in gain on sale of investment securities. Income from CNB's insurance operations increased due to additional new written business, rate increases by companies and a large group health plan written in September 2003. Bounce Protection, debit card fees and ATM fees increased due to the Bank's increased number of checking accounts and volume of activity on these accounts.

     The level of trust assets being managed increased from $24.6 million at December 31, 2003 to $27.9 million at December 31, 2004 and the fees earned on these assets increased by $7,000. The fees earned from the settlement of an estate of $27,000 resulted in the increased trust fees in 2002 which were offset in 2003 by fees of $10,000 earned from the settlement of an estate.

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

     Although the level of trust assets being managed increased from $22.7 million at December 31, 2002 to $24.6 million at December 31, 2003, the fees earned on these assets decreased in 2003. The decrease in trust fees was a direct result of the fees of $27,000 earned from the settlement of an estate in 2002 compared to the fees of $10,000 earned from the settlement of another estate in 2003.

NONINTEREST EXPENSES

     Noninterest expenses increased $783,000 or 13.0% during 2004 over the prior comparable period. The increase was primarily due to an increase in occupancy expense, furniture and equipment expense, salaries and employee benefits and other operating expenses. Salaries and employee benefits increased due to normal merit increases, several new hires, one half year of salaries and benefits for employees of the acquired Hancock branch and additional payroll expenses related to the conversion of the Hancock branch. Also, salaries increased in the fourth quarter due to bonuses paid to employees, three officer level positions being filled and an increase in the number of hours worked by employees. During the fourth quarter of 2004, employees of the acquired Hancock branch were eligible for health insurance coverage which caused the Bank's group insurance to increase. Additional depreciation and amortization related to the new computer equipment, software and peripherals associated with the upgrade of the Bank's technology systems caused furniture and equipment expense to increase. Another factor relating to the increase in furniture and equipment expense was an increase in the cost and number of equipment maintenance contracts the Bank entered into primarily due to the 2003 technology system upgrade. Occupancy expense increased due additional operating expenses related to the acquired Hancock branch and non-recurring maintenance expenses incurred in the fourth quarter of 2004.

     Components of other operating expense, which significantly increased during 2004, included stationary, supplies and printing, advertising, employee training, legal fees, master money expense, other loan expense and amortization of premium purchased. These increases were offset by decreases to Bounce Protection expense, mortgage servicing rights, business manager expense, amortization of business assets purchased and outside service fees expense. The increase in stationary, supplies and printing, advertising, legal fees and amortization of premium purchased are a direct result of the Bank's acquisition of the full service branch of Fidelity Bank in Hancock, Maryland. The training expense increased due to additional staff training on Windows based products and specialized technical training during the fourth quarter 2004. Debit card expense increased due to the increased volume of transactions processed on our increased deposit base. Other loan expense increased due to adjustments made pertaining to the bank's sold loan portfolio.

     Bounce Protection expense decreased due to the expiration of the Bank's contract with Pinnacle Financial Strategies in February 2004. Outside service fees decreased due to the lower usage of outside professionals by the bank in 2004. The expense related to mortgage servicing rights and amortization of business assets purchased decreased due to additional write-off of these expenses occurring in 2003. Business manager expense decreased as a direct result of the lower volume of activity in the program.

     Additional other noninterest expenses which increased during the fourth quarter 2004 were postage, director's fees, employees' and officer's travel, food and entertainment expense and legal fees. Postage expense increased as a direct result of the Bank's increased customer base. A semi-annual increase in Director's fees of $12,000 was expensed when paid in the fourth quarter. Due to the outsourced staff training on Windows based products, employees' and officer's travel and food and entertainment expenses increased. Legal fees increased as a direct result of the increased volume of legal services used by the Bank in the fourth quarter regarding loan collections.

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

     The Company performed an analysis of the predominant risk characteristics of the previously capitalized mortgage servicing rights on December 31, 2003. This analysis indicated prepayment risk for the underlying loans is higher due to lower current interest rates and thus a write-down of the remaining balance was necessary. Management recognized a direct write off of $27,674 which was recorded in other expenses on the income statement.

     The Company performs an annual test of impairment of acquired customer lists. On December 31, 2003, based on the results of these tests, the Company concluded that there was an impairment of the amortizable intangible assets as a result of the rate of attrition of the acquired customers. Management determined the fair value of the intangible assets based on a multiple of commission income to determine the amount of impairment. The impairment recorded in 2003 was $64,003, which is included in other expenses on the income statement.

     Advertising expense decreased due to the bank canceling their contract with a third party vendor for certain advertising services in 2003. Telephone expense decreased in 2003 due to the Bank receiving a credit from the telephone company for double billing of telephone lines in prior years. There was a decrease in miscellaneous Nonsufficient Funds (NSF) check and other losses expense for 2003.

INCOME TAXES

     Provision for income tax totaled $992,000 in 2004, $1.1 million in 2003 and $681,000 in 2002. The effective tax rate was 29.7% in 2004 compared to 38.3% and 34.2% in 2003 and 2002, respectively. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities. See Note 17 of the Notes to Consolidated Financial Statements for a comprehensive analysis of income tax expense.

FINANCIAL CONDITION

     Table 5 examines Citizens National Bank's financial condition in terms of its sources and uses of funds. Average funding sources and uses increased $18.5 million or 10.1% in 2004 compared with an increase of $10.6 million or 6.2% in 2003.

TABLE 5. SOURCES AND USES OF FUNDS

                                       2004                             2003
                          ------------------------------   ------------------------------
                                     INCREASE (DECREASE)              INCREASE (DECREASE)     2002
                           AVERAGE   -------------------    AVERAGE   -------------------    AVERAGE
                           BALANCE      AMOUNT     %        BALANCE     AMOUNT     %         BALANCE
                          --------     -------   ----      --------    -------   -----      --------
                                                         In thousands
Funding uses:
   Federal funds
      sold                $  2,384     $   863   56.7%     $  1,521    $(3,199)  (67.8)%    $  4,720
   Securities available
      for sale              45,596       1,276    2.9        44,320     (4,330)   (8.9)       48,650
   Loans                   152,984      16,326   11.9       136,658     18,128    15.3       118,530
                          --------     -------   ----      --------    -------   -----      --------
   Total uses             $200,964     $18,465   10.1%     $182,499    $10,599    6.2%      $171,900
                          ========     =======   ====      ========    =======   =====      ========

Funding sources:
   Interest-bearing
      demand deposits     $ 41,881     $ 9,613   29.8%     $ 32,268    $ 3,731    13.1%     $ 28,537
   Savings deposits         28,622       5,746   25.1        22,876      3,247    16.5        19,629
   Time deposits            92,959      (1,538)  (1.6)       94,497       (392)   (0.4)       94,889
   Short-term
      borrowings               873         145   19.9           728        728   100.0            --
   Noninterest bearing
      funds, net(1)         36,629       4,499   14.0        32,130      3,285    11.4        28,845
                          --------     -------   ----      --------    -------   -----      --------
   Total sources          $200,964     $18,465   10.1%     $182,499    $10,599     6.2%     $171,900
                          ========     =======   ====      ========    =======   =====      ========

(1) Noninterest bearing liabilities and shareholders' equity less noninterest earning assets.

     Total assets increased $35.9 million or 17.9% to $237.0 million from December 31, 2003 to December 31, 2004, due in part to the acquisition of the Hancock branch. In particular, $8.4 million in loans, $324,000 in premises and equipment were acquired along with $781,000 in core deposit intangible assets. In addition to the increases previously stated, the Bank's assets also increased due primarily to a $20.4 million increase in securities available for sale, $2.4 million increase in cash and due from banks, $1.9 million increase in loans, a $432,000 increase in net premises and equipment and a $519,000 million increase in other assets.

     Total liabilities increased $34.4 million or 18.6% to $218.8 million from December 31, 2003 to December 31, 2004 substantially due to the increase in deposits of $26.8 million and the increase in FHLB borrowings of $7.4 million. The total liabilities assumed were $14.6 million in deposits and $6,600 in other accrued expenses. Shareholders' equity increased $1.6 million to $18.1 million at December 31, 2004 primarily due to net income of $2.3 million, offset by a $132,000 decrease in accumulated other comprehensive income and cash dividends of $632,000.

     The decrease in accumulated other comprehensive income was due to the unrealized market value depreciation of the available for sale investment security portfolio and additional minimum pension liability adjustment. The components of accumulated other comprehensive income at December 31, 2004, were unrealized gains and losses on available for sale securities, net of deferred income taxes and additional minimum pension liability, net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results, however, unless the securities are actually sold. The additional minimum pension liability adjustment results from the accumulated benefit obligation exceeding the fair value of plan assets.

LOAN PORTFOLIO

     At December 31, 2004, total loans increased $10.3 million or 7.1% to $154.9 million from $144.7 million at December 31, 2003. This increase is mainly a result of the purchase of $8.4 million in loans from the Hancock branch acquisition. The Bank experienced steady loan growth in the first half of 2004. The loan growth, especially commercial growth, became flat during the second half of 2004. The loan mix changed slightly compared with December 31, 2003. The Bank's real estate loans grew as a direct result of new construction loans and cash out refinancing of existing loans at lower rates. The Bank's programs targeting purchases and home construction loans continue to generate additional growth. The Bank's management believes additional growth in all lending areas is possible into year 2005. Management's intent is to control the loan volume in a manner which would produce a loan to deposit ratio between 75% and 80% and maintain credit quality. The loan to deposit ratio was 74.6% at December 31, 2004 and 80.0% at December 31, 2003. The ratio of net charge-offs to average loans outstanding was .13% in 2004 and .14% in 2003.

     Table 6 sets forth the amount of loans outstanding (net of unearned income) as of the dates shown:

TABLE 6. LOANS AND LEASES OUTSTANDING

                                                DECEMBER 31,
                            ----------------------------------------------------
                              2004       2003       2002       2001       2000
                            --------   --------   --------   --------   --------
                                                In thousands
Real estate                 $108,159   $ 98,405   $ 83,239   $ 67,860   $ 65,278
Commercial real estate        22,759     21,521     13,935     12,459      9,944
Consumer                      16,405     16,853     22,575     24,198     23,708
Commercial                     8,881      8,934      9,685      6,978      6,037
Overdrafts                        82        136         73         87         20
                            --------   --------   --------   --------   --------
                            $156,286   $145,849   $129,507   $111,582   $104,987

Leases:                          166        186        135        139        143
                            --------   --------   --------   --------   --------
                            $156,452   $146,035   $129,642   $111,721   $105,130
Net deferred loan fees,
   premiums and discounts        275        238        172        153         90
Allowance for loan losses     (1,807)    (1,608)    (1,484)    (1,337)    (1,216)
                            --------   --------   --------   --------   --------
                            $154,920   $144,665   $128,330   $110,537   $104,004
                            ========   ========   ========   ========   ========

     The commercial loan portfolio consisting of commercial business and commercial real estate loans showed an increase in outstanding loans of $1.2 million from $30.4 million at December 31, 2003 to $31.6 million at December 31, 2004. The commercial loan portfolio is approximately 20% of the total loan portfolio at December 31, 2004 compared to 21% at December 31, 2003. The Bank's activity in the Berkeley County market expanded significantly after opening a branch location in 1999. The same also occurred in the Maryland market after acquiring the Hancock, Maryland branch in June 2004. In addition, the Bank's loan growth has benefited from significant real estate development activity in Berkeley County, West Virginia. Management believes additional growth in both commercial business and commercial real estate loans is possible in 2005.

     Real estate mortgage loans comprised mainly of one to four family residences continued to be the Bank's dominant loan category. Mortgage lending comprises approximately 69% or $108.2 million of the total loan portfolio at December 31, 2004 compared to 67% or $98.4 million at December 31, 2003. Most of the increase in real estate lending is attributable to the assumption of $8.4 million of loans in the Hancock branch acquisition of which a majority were residential real estate loans.

     Table 7 summarizes the approximate contractual maturity and sensitivity of certain loan types to changes in interest rates as of December 31, 2004:

                                                         DECEMBER 31, 2004
                                          ----------------------------------------------
                                          ONE YEAR   ONE THROUGH      OVER
                                           OR LESS    FIVE YEARS   FIVE YEARS     TOTAL
                                          --------   -----------   ----------   --------
                                                           In thousands
Commercial, financial and agricultural:
   Floating rate                           $16,822     $ 7,015       $    --    $ 23,837
   Fixed rate                                1,474       3,555         2,774       7,803
                                           -------     -------       -------    --------
      Total                                $18,296     $10,570       $ 2,774    $ 31,640
                                           =======     =======       =======    ========

Real estate - mortgage:
   Floating rate                           $ 8,295     $44,295       $    --    $ 52,590
   Fixed rate                                2,753       3,713        45,194      51,660
                                           -------     -------       -------    --------
      Total                                $11,048     $48,008       $45,194    $104,250
                                           =======     =======       =======    ========

Real estate - construction:
   Floating rate                           $ 3,094     $    --       $    --    $  3,094
   Fixed rate                                  815          --            --         815
                                           -------     -------       -------    --------
      Total                                $ 3,909     $    --       $    --    $  3,909
                                           =======     =======       =======    ========

Consumer:
   Floating rate                           $   132     $    85       $    --    $    217
   Fixed rate                                1,454      13,670         1,146      16,270
                                           -------     -------       -------    --------
      Total                                $ 1,586     $13,755       $ 1,146    $ 16,487
                                           =======     =======       =======    ========

Lease financing:
   Floating rate                           $    --     $    --       $    --    $     --
   Fixed rate                                   --          40           126         166
                                           -------     -------       -------    --------
      Total                                $    --     $    40       $   126    $    166
                                           =======     =======       =======    ========

     Demand for the Bank's primary mortgage products, variable rate loans carrying annual interest rate adjustments based on one, three and five year Treasury rates, continues to remain attractive to the Bank's customers because these loans usually have lower rates, lower closing costs and quicker settlement. The Bank continues to see demand for fixed rate mortgage products, and for all loan products, as the Bank penetrates the Berkeley County, West Virginia and the Washington County, Maryland real estate markets. As of December 31, 2004, 57.3% of the Bank's mortgage loans were adjustable rate loans and 42.7% were fixed rate loans. Currently, the Bank has approximately $3.4 million in fixed rate loans in the portfolio which were originated under terms that would allow them to be sold on the secondary market, although there is no intent to sell these loans.

     The consumer loan portfolio showed a decrease of $451,000. The primary factor causing the decrease was a shift by the Bank's customers to consolidate higher interest consumer loans into lower interest mortgage and home equity loans and the Bank not being competitive with their indirect auto financing rates. Economic factors played a role in the decrease, as well, with a marked decrease in sales of used vehicles and the Bank being unable to compete with the incentives offered by automakers for new vehicle financing and zero rate financing.

     Bank policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. As of December 31, 2004 and 2003, nonaccrual loans approximated ..25% and .24% of total loans (net), respectively.

TABLE 8. LOANS AND LEASES RECEIVABLE

                                                DECEMBER 31,
                            ----------------------------------------------------
                              2004       2003       2002       2001       2000
                            --------   --------   --------   --------   --------
                                                In thousands
Real estate                 $108,159   $ 98,405   $ 83,239   $ 67,860   $ 65,278
Commercial real estate        22,759     21,521     13,935     12,459      9,944
Consumer                      16,405     16,853     22,575     24,198     23,708
Commercial                     8,881      8,934      9,685      6,978      6,037
Overdrafts                        82        136         73         87         20
                            --------   --------   --------   --------   --------
                            $156,286   $145,849   $129,507   $111,582   $104,987

Leases:                          166        186        135        139        143
                            --------   --------   --------   --------   --------
                            $156,452   $146,035   $129,642   $111,721   $105,130
Net deferred loan fees,
   premiums and discounts        275        238        172        153         90
Allowance for loan losses     (1,807)    (1,608)    (1,484)    (1,337)    (1,216)
                            --------   --------   --------   --------   --------
                            $154,920   $144,665   $128,330   $110,537   $104,004
                            --------   --------   --------   --------   --------

NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

     Nonperforming loans consist of loans in nonaccrual status and loans which are past due 90 days or more and still accruing interest. The Bank has no loans which are considered to be impaired as of December 31, 2004 and 2003. As of December 31, 2004, management is aware of three borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $1.4 million. A specific allowance of $65,000 related to these loans has been established as part of the allowance for loan losses. The loans are collateralized primarily by real estate and management anticipates that any additional potential loss would be minimal.

     Table 9 sets forth the amounts of nonperforming loans as of the dates indicated:

TABLE 9. NONPERFORMING ASSETS

                                            DECEMBER 31
                                 --------------------------------
                                 2004   2003   2002   2001   2000
                                 ----   ----   ----   ----   ----
                                           In thousands
Nonaccrual loans                 $381   $349   $ 13   $ 25   $ 22
Loans past due 90 days or more
   still accruing interest         --     27    553    450    360
Other real estate                  --     --      2     15     --
                                 ----   ----   ----   ----   ----
   Total                         $381   $376   $568   $490   $382
                                 ====   ====   ====   ====   ====

     The allowance for loan losses is the best estimate by management of the probable losses which have been incurred as of the respective balance sheet date. Management makes a determination quarterly by analyzing overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers and other factors. The Bank's methodology for determining the allowance for loan losses establishes both an allocated and an unallocated component. The allocated portion of the allowance represents the results of analyses of individual loans that are being monitored for potential credit problems and pools of loans within the portfolio. The allocated portion of the allowance for loans is based principally on current loan risk ratings, historical loan loss rates adjusted to reflect current conditions, as well as analyses of other factors that may have affected the collectibility of loans in the portfolio. The Bank analyzes all commercial loans that are being monitored as potential credit problems to determine whether such loans are impaired, with impairment measured by reference to the borrowers' collateral values and cash flows. The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. At December 31, 2004 and 2003, the allowance for loan losses totaled $1.8 million and $1.6 million, respectively. The allowance for loan losses as a percentage of loans was 1.2% and 1.1% as of December 31, 2004 and 2003, respectively. The provision for loan losses exceeded net charge-offs by $200,000 and $124,000 in 2004 and 2003, respectively.

     Table 10 shows a summary of the Company's loan loss experience:

TABLE 10. ALLOWANCE FOR LOAN LOSSES

                                              2004       2003       2002       2001       2000
                                            --------   --------   --------   --------   --------
                                                                In thousands
Loans outstanding at end of year            $154,920   $144,665   $128,330   $110,537   $104,004
                                            ========   ========   ========   ========   ========
Daily average balance of loans and leases   $152,984   $136,658   $118,530   $108,526   $102,096
                                            ========   ========   ========   ========   ========

Balance of allowance for loan losses
   at beginning of year                     $  1,608   $  1,484   $  1,337   $  1,216   $  1,148
                                            --------   --------   --------   --------   --------
Loans charged off:
   Commercial, financial and agricultural   $     41   $      7   $      1   $      3   $      6
   Real estate - mortgage                         --         --          5         --         --
   Consumer                                      311        262        145        132        115
                                            --------   --------   --------   --------   --------
   Total loans charged off                  $    352   $    269   $    151   $    135   $    121
                                            --------   --------   --------   --------   --------

Recoveries:
   Commercial, financial and agricultural   $      5   $      2   $      2   $      2   $      1
   Consumer                                      153         79         35         28         18
                                            --------   --------   --------   --------   --------
   Total recoveries                         $    158   $     81   $     37   $     30   $     19
                                            --------   --------   --------   --------   --------

   Net charge-offs                          $    194   $    188   $    114   $    105   $    102
Provision charged to expense                $    393   $    312   $    261   $    226   $    170
                                            --------   --------   --------   --------   --------
Balance, end of year                        $  1,807   $  1,608   $  1,484   $  1,337   $  1,216
                                            ========   ========   ========   ========   ========

SELECTED ASSET QUALITY RATIOS:
Net charge-offs to average loans                0.13%      0.14%      0.10%      0.10%      0.10%
Allowance for loan losses to loans
   outstanding at end of year                   1.17%      1.11%      1.16%      1.21%      1.17%
Non-performing assets (1) to total assets       0.16%      0.19%      0.30%      0.29%      0.25%
Non-accrual loans to total loans                0.25%      0.24%      0.01%      0.02%      0.02%

(1)  Includes accruing loans past due 90 days or more

     Table 11 summarizes the allocation of the allowance for loan losses by loan type:

                                                                  DECEMBER 31,
                        -------------------------------------------------------------------------------------------------
                              2004                 2003                2002                2001                2000
                        -----------------   -----------------   -----------------   -----------------   -----------------
                                   % OF                % OF                % OF                % OF                % OF
                                 LOANS IN            LOANS IN            LOANS IN            LOANS IN            LOANS IN
                                   EACH                EACH                EACH                EACH                EACH
                        AMOUNT   CATEGORY   AMOUNT   CATEGORY   AMOUNT   CATEGORY   AMOUNT   CATEGORY   AMOUNT   CATEGORY
                        ------   --------   ------   --------   ------   --------   ------   --------   ------   --------
                                                                  In thousands
Commercial, financial
   and agriculture      $  810      20%     $  782      21%     $  330       8%     $  363       6%     $  206       6%
Real estate-
   construction and
   mortgages               467      69         401      67         391      75         294      72         257      72
Consumer, leasing
   and other               323      11         274      12         364      17         370      22         351      22
Unallocated                207     N/A         151     N/A         399     N/A         310     N/A         402     N/A
                        ------     ---      ------     ---      ------     ---      ------     ---      ------     ---
   Total                $1,807     100%     $1,608     100%     $1,484     100%     $1,337     100%     $1,216     100%
                        ======     ===      ======     ===      ======     ===      ======     ===      ======     ===

TABLE 11. LOAN LOSS HISTORY

     The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. In 2004, 2003 and 2002, the provision totaled $393,000, $312,000 and $261,000, respectively. While loan quality remains good and past due and nonaccrual loans are minimal, management increased the provision for loan losses in 2004 based on the general economic conditions as evidenced by the continued slowdown in the economy and an increased concentration of real estate development lending by the Bank. Also, the trend of higher interest rates will impact a significant number of bank customers who have variable rate loans. Having increased the provision for loan losses, management believes the allowance for loan losses to be adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require additional reserves as a result of their examination of the Bank. The allowance for loan losses reflects what management currently believes is an adequate level of allowance, although there can be no assurance that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD

     The Bank's securities portfolio consists of available for sale securities and restricted investments. Classifying the securities portfolio as available for sale provides management with increased ability to manage the balance sheet structure and address asset/liability management issues when needed. The fair value of the investment portfolio has increased $20.7 million to $61.0 million at December 31, 2004 from 2003.

     The composition of the portfolio continues to reflect the Bank's conservative philosophy which places greater importance on safety and liquidity than on yield. At December 31, 2004, approximately 64.1% of the portfolio is comprised of US Government and Agency securities, 13.7% in Mortgage Backed securities, 20.1% in State and Municipal securities and 2.1% in restricted investments. The term to maturity is limited to seven years for Treasury and Agency bonds and 10 years for Municipal bonds. Typically, investments in Agency bonds contain a call feature. These bonds generally have a somewhat higher yield. The average term to maturity of the portfolio as of December 31, 2004 was
4.7 years.

     Table 12 sets forth the carrying amount of investment securities as of the dates shown:

TABLE 12. INVESTMENT SECURITIES

                                                 DECEMBER 31
                                         ---------------------------
                                           2004      2003      2002
                                         -------   -------   -------
                                                 In thousands
Available for sale:
   US government and agency securities   $39,114   $25,219   $28,028
   State and municipal securities         12,264     4,655     1,157
   Mortgage-backed securities              8,362     9,488    14,245
Restricted securities                      1,300       995       559
                                         -------   -------   -------
      Total                              $61,040   $40,357   $43,989
                                         =======   =======   =======

     The Bank generally participates in the overnight federal funds sold market. Depending upon specific investing or funding strategies and/or normal fluctuations in loan and deposit balances, the Bank may need, on occasion, to purchase funds on an overnight basis. In 2004 and 2003, the average balance in federal funds sold was $2.4 million and $1.5 million, respectively.

     See Note 4 of the Notes to Consolidated Financial Statements for a comprehensive analysis of the securities portfolio.

DEPOSITS AND OTHER FUNDING SOURCES

     Total deposits were $207.7 million at December 31, 2004, an increase of $26.8 million or 14.8% over deposits at December 31, 2003. The increase is, in part, the result of the assumption of $14.6 million in deposits from the Hancock acquisition and the opening of a large public fund deposit account. The breakdown of the assumed deposits are $8.2 million in demand and savings and $6.4 million in certificates of deposit. Average deposits, however, showed a $20.4 million, or 11.6% growth, to $197.4 million in 2004. Deposits at the Hedgesville branch totaled $20.3 million at December 31, 2004, a decrease of $1.9 million over December 31, 2003. Deposits at the Martinsburg branch totaled $21.2 million at December 31, 2004, an increase of $12.6 million over December 31, 2003, which is the direct result of the opening of the large public fund deposit account. The Bank has experienced a change in the deposit account mix during 2004. A shift from time deposits and jumbo certificates of deposit to demand, interest bearing demand and savings is a direct result of customers temporarily placing their money in readily accessible accounts due to customer concerns with the weak economy and low interest rates. Another factor contributing to the increase in demand, interest bearing demand and savings accounts is the continued customer growth in all the Bank's branches. The 36-month Ultimate Certificate of Deposit continues to be the deposit alternative of choice for customers who are willing to have their money held for one year. Total deposits were $115,320,000 at December 31, 1998, an increase of $13,071,000 or 12.8% of deposits at December 31, 1997, which increased $5,174,000 or 5.3% from 1996. Average deposits, however, showed a $6,586,000, or 6.53% growth, to $107,470,000 in 1998, and $7,074,000 or 7.54% to $100,884,000
in 1997. The growth is partially due to the Bank entering an expanded market into Berkeley County, West Virginia with the opening of the Hedgesville Branch. Deposits at the Hedgesville branch totaled $3,833,000 at December 31, 1998.The Bank's 36-month Ultimate Certificate of Deposit allows the customer to withdraw all or a portion of the CD on the first or second year anniversary date without penalty. Deposits may also be made to this CD at any time.

     Noninterest-bearing deposits also grew by $7.5 million or 25.4%, during 2004, from $29.5 million at December 31, 2003, to $37.0 million at December 31, 2004. At December 31, 2004, noninterest-bearing deposits represented 17.8% of total deposits, compared to 16.3% for 2003. Average noninterest-bearing deposits increased 24.2% from $27.3 million in 2003 to $33.9 million in 2004. The growth in this deposit product is due in part to the acquisition of $3.0 million noninterest-bearing deposits from the Hancock branch. The remaining growth is attributable to continued growth in the noninterest-bearing deposit account with no minimum balance.

     Interest-bearing deposits increased by $19.4 million or 12.8% to $170.8 million at December 31, 2004. Interest-bearing checking deposits increased by $14.1 million in 2004, although, the average interest-bearing checking deposits only increased $9.6 million. Included in this category are NOW accounts and Money Market accounts. The Bank's deposit growth is primarily due to the one large public fund depositor and the deposits from the Hancock branch acquisition. The lower average balance increase in deposits is due to the timing of these events in the latter half of the year. While the average savings deposits increased $5.7 million or 25.1% to $28.6 million in 2004, actual savings accounts increased $7.6 million at December 31, 2004 to $32.0 million. The Bank's largest source of interest-bearing funds is certificates of deposit. These accounts totaled $90.7 million at December 31, 2004, a decrease of $2.3 million or 2.5%. The continued decrease is primarily due to customers shopping for the best certificate of deposit rates or temporarily placing their money in demand, interest bearing demand and savings accounts due to customer concerns with the weak economy and stock market.

     Table 13 is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2004:

TABLE 13. MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

                             AMOUNT   PERCENT
                            -------   -------
                               In thousands
Three months or less        $ 4,500    13.13%
Three through six months      1,241     3.62
Six through twelve months     1,529     4.46
Over twelve months           26,995    78.79
                            -------    -----
   Total                    $34,265      100%
                            =======    =====

CONTRACTUAL OBLIGATIONS

     Table 14 shows the Company's significant contractual obligations as of December 31, 2004:

                             PAYMENTS DUE BY PERIOD

                                                       LESS THAN                            MORE THAN
                                             TOTAL       1 YEAR    1-3 YEARS   4-5 YEARS     5 YEARS
                                          ----------   ---------   ---------   ---------   ----------
Purchase obligations                      $    6,935    $  6,935    $    --     $    --    $       --
Construction obligations                     530,505     530,505         --          --            --
Other long-term liabilities
   reflected on the registrant's
   balance sheet under GAAP
      Supplemental retirement liability       32,641          --         --          --        32,641
      Pension liability                      418,757          --         --          --       418,757
      401k liability                          54,513      54,513         --          --            --
      Deferred compensation                  691,089      10,338     16,166       4,780       659,805
      Post retirement liability              188,255      26,587     53,566      70,086        38,016
                                          ----------    --------    -------     -------    ----------
Total contractual obligations             $1,922,695    $628,878    $69,732     $74,866    $1,149,219
                                          ==========    ========    =======     =======    ==========

     See Note 7 of the Notes to Consolidated Financial Statements for additional information on the purchase and construction obligations.

CAPITAL RESOURCES

     The Bank remains well capitalized. Total shareholders' equity at December 31, 2004 of $18.1 million represents 7.7% of total assets. This compares to $16.6 million or 8.2%, at December 31, 2003. Included in capital at December 31, 2004 is $49,000 of unrealized losses on available for sale securities and $296,000 minimum pension liability adjustment, both net of deferred income taxes. At December 31, 2003, the Bank had unrealized gains on available for sale securities of $57,000 and $270,000 minimum pension liability adjustment, both net of deferred income taxes. Such unrealized gains and losses are recorded net of related deferred taxes and are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact will result, however, unless the securities are actually sold.

     The stock of CNB Financial Services, Inc., and prior to the formation of CNB, the Bank, is not listed on an exchange and is not heavily traded. The trades that have occurred are those that, to management's knowledge, have been individually arranged. Based on information that management is aware of, the majority of shares sold during 2004 were at a price that ranged from $62 to $100 per share. During 2003, information available to management indicates that stock trades ranged from $68 to $100 per share. Book value per share increased from $36.17 at December 31, 2003 to $39.62 at December 31, 2004.

     Dividends which have been declared by the Board of Directors semiannually, increased from $1.20 per share in 2003 to $1.38 per share in 2004, a 15.0% increase.

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

RETURN ON EQUITY AND ASSETS

     Table 15 shows consolidated operating and capital ratios for the periods indicated:

TABLE 15. OPERATING AND CAPITAL RATIOS

                                         YEARS ENDED DECEMBER 31,
                                         ------------------------
                                               2004    2003
                                              -----   -----
Return on average assets                       1.07%    .89%
Return on average equity                      13.38   10.44
Dividend payout ratio                         26.97   31.54
Average equity to average assets ratio         8.03    8.48

LIQUIDITY AND INTEREST RATE SENSITIVITY

     The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold. At December 31, 2004, these sources totaled $59.8 million, or 25.3% of total assets. In addition, liquidity may be generated through loan repayments and over $3.0 million of available borrowing arrangements with correspondent banks. At December 31, 2004, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $2.2 million of cash from operations in 2004, which compares to $2.5 million in 2003 and $2.2 million in 2002. Additional cash of $19.2 million, $8.5 million and $18.2 million was generated through net financing activities in 2004, 2003 and 2002, respectively. These proceeds along with proceeds from the sales and maturities of investment securities were used to fund loans and purchase securities during each year. Net cash used in investing activities totaled $19.1 million in 2004 compared to $11.1 million in 2003 and $16.8 million in 2002. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

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

     The Bank's base-line scenario holds the prime rate constant at 5.25 percent through December 2005. Based on the January 2005 outlook, the model indicates that earnings during the policy measurement period would be affected by less than 10 percent, in both an increasing or decreasing interest rate scenario.

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

TABLE 16. INTEREST SENSITIVITY ANALYSIS

                                                                               DECEMBER 31, 2004
                                                                          INTEREST SENSITIVITY PERIOD
                                          ------------------------------------------------------------------------------------------
                                            2005      2006        2007        2008       2009     THEREAFTER     TOTAL    FAIR VALUE
                                          -------   --------    --------    -------    -------    ----------   --------   ----------
                                                                                 In thousands
Rate sensitive assets
Loans, net of unearned interest           $68,836   $ 19,042    $ 18,742    $ 8,716    $ 8,602      $30,983    $154,920    $155,325
   Average interest rate                     6.75%      7.00%       7.25%      7.50%      7.75%        7.75%       7.35%
Securities                                 20,465      1,616       2,110      4,660      4,366       26,523      59,740      59,740
   Average interest rate                     4.75%      5.00%       5.25%      5.50%      5.50%        5.50%       5.25%
                                          -------   --------    --------    -------    -------      -------    --------
   Total interest sensitive assets        $89,301   $ 20,658    $ 20,852    $13,376    $12,968      $57,506    $214,660
                                          =======   ========    ========    =======    =======      =======    ========
Interest sensitive liabilities
Non-interest-bearing deposits             $ 3,697   $  3,697    $  3,697    $ 3,697    $ 3,697      $18,482      36,965    $ 36,965
   Average interest rate                       --%        --%         --%        --%        --%          --%         --%
Savings and interest-bearing checking       8,004      8,004       8,004      8,004      8,004       40,018      80,037      80,037
   Average interest rate                     0.94       0.94%       0.94%      0.94%      0.94%        0.94%       0.94%
Time deposits                              21,381     31,032      27,603      6,386      4,324           --      90,726      92,638
   Average interest rate                     1.75%      2.03%       2.20%      2.85%      3.75%          --%       2.52%
                                          -------   --------    --------    -------    -------      -------    --------
   Total interest sensitive liabilities   $33,081   $ 42,732    $ 39,303    $18,086    $16,024      $58,500    $207,727
                                          =======   ========    ========    =======    =======      =======    ========
GAP                                       $56,220   $(22,074)   $(18,451)   $(4,710)   $(3,056)     $  (994)
Cumulative GAP                            $56,220   $ 34,146    $ 15,695    $10,985    $ 7,929      $ 6,935
GAP to sensitive assets ratio               26.19%    (10.28)%     (8.60)%    (2.19)%    (1.42)%      (0.46)%
Cumulative GAP to sensitive
   assets ratio                             26.19%     15.91%       7.31%      5.12%      3.69%        3.23%
GAP to total assets ratio                   23.72%     (9.31)%     (7.79)%    (1.99)%    (1.29)%      (0.42)%
Cumulative GAP to total assets ratio        23.72%     14.41%       6.62%      4.63%      3.35%        2.93%

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2003, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of the SOP applies to unhealthy "problem" loans that have been acquired, either individually in a portfolio, or in a business acquisition. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Company. The Company intends to adopt the provisions of SOP 03-3 effective January 1, 2005, and does not expect the initial implementation to have a significant effect on the Company's consolidated financial position or consolidated results of operations.

     On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments ("IRLC"), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, "Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133." Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company has adopted the provisions of SAB 105. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on either the Company's consolidated financial position or consolidated results of operations.

     Emerging Issues Task Force Issue No. (EITF) 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of "other -than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed.

     EITF No. 03-16, "Accounting for Investments in Limited Liability Companies was issued and is effective for reporting periods beginning after June 15, 2004." APB Opinion No. 18, "The Equity Method of Accounting Investments in Common Stock," prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, "Investments in Partnerships Ventures," of Opinion 18, indicates that "many of the provisions of the Opinion would be appropriate in accounting" for partnerships. In EITF Abstracts, Topic No. D-46, "Accounting for Limited Partnership Investments," the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies
(LLCs) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment." This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This Statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and for public companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123.

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

     A comparison of the carrying value of the Bank's financial instruments to their estimated fair value as of December 31, 2004 and December 31, 2003 is disclosed in Note 24 of the Notes to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Interest Rate Sensitivity" in Item 7 hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

CNB Financial Services, Inc. and Subsidiary
   Independent Registered Public Accounting Firm Report ..................   29
   Consolidated Balance Sheets ...........................................   30
   Consolidated Statements of Income .....................................   31
   Consolidated Statements of Stockholders' Equity .......................   32
   Consolidated Statements of Cash Flows .................................   33
   Notes to Consolidated Financial Statements ............................   34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
CNB Financial Services, Inc.
Berkeley Springs, West Virginia

          We have audited the accompanying consolidated statements of financial condition of CNB Financial Services, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of CNB Financial Services, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Financial Services, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


                                         /s/ SMITH ELLIOTT KEARNS & COMPANY, LLC

Hagerstown, Maryland

February 11, 2005

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2004 AND 2003

                                                       2004           2003
                                                   ------------   ------------
ASSETS
   Cash and due from banks                         $ 10,047,939   $  7,641,280
   Federal funds sold                                    91,000          3,000
   Securities available for sale
      (at approximate market value)                  59,740,291     39,361,934
   Federal Home Loan Bank stock, at cost              1,169,800        865,700
   Federal Reserve Bank stock, at cost                  129,650        129,650
   Loans and leases receivable, net                 154,919,582    144,665,208
   Accrued interest receivable                        1,042,573        838,659
   Premises and equipment, net                        6,044,446      5,288,633
   Deferred income taxes                                512,224        352,405
   Cash surrender value of life insurance             1,168,922      1,065,435
   Intangible assets                                    738,057         23,795
   Other assets                                       1,393,582        820,052
                                                      1,393,582        820,052
                                                   ------------   ------------
      TOTAL ASSETS                                 $236,998,066   $201,055,751
                                                   ============   ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
      Demand                                       $ 36,965,406   $ 29,485,097
      Interest-bearing demand                        48,055,089     34,042,317
      Savings                                        31,981,754     24,360,890
      Time, $100,000 and over                        34,265,305     36,642,560
      Other time                                     56,460,984     56,367,865
                                                   ------------   ------------
                                                   $207,728,538   $180,898,729
   Accrued interest payable                             543,551        673,624
   FHLB borrowings                                    8,600,000      1,200,000
   Securities sold under repurchase agreement           216,909             --
   Accrued expenses and other liabilities             1,760,328      1,714,457
                                                   ------------   ------------
      TOTAL LIABILITIES                            $218,849,326   $184,486,810
                                                   ------------   ------------
SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000  shares
      authorized; 458,048 shares outstanding       $    458,048   $    458,048
   Capital surplus                                    3,863,592      3,863,592
   Retained earnings                                 14,172,144     12,460,556
   Accumulated other comprehensive income              (345,044)      (213,255)
                                                   ------------   ------------
      TOTAL SHAREHOLDERS' EQUITY                   $ 18,148,740   $ 16,568,941
                                                   ------------   ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $236,998,066   $201,055,751
                                                   ============   ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                        2004          2003          2002
                                                    -----------   -----------   -----------
INTEREST INCOME
   Interest and fees on loans                       $ 9,839,122   $ 9,605,998   $ 9,072,329
   Interest and dividends on securities:
      U.S. Government agencies and
         corporations                                 1,191,842     1,306,566     1,856,035
      Mortgage backed securities                        357,734       545,307       406,958
      State and political subdivisions                  273,249        72,512        43,058
      Other                                              19,718        22,116        28,802
   Interest on federal funds sold                        33,817        16,676        82,035
                                                    -----------   -----------   -----------
                                                    $11,715,482   $11,569,175   $11,489,217
                                                    -----------   -----------   -----------
INTEREST EXPENSE
   Interest on interest bearing demand,
      savings and time deposits                     $ 3,154,811   $ 4,142,283   $ 5,341,720
   Interest on federal  funds purchased                      --           825            --
   Interest on FHLB borrowings                           14,622         9,100            --
                                                    -----------   -----------   -----------
                                                    $ 3,169,433   $ 4,152,208   $ 5,341,720
                                                    -----------   -----------   -----------

         NET INTEREST INCOME                        $ 8,546,049   $ 7,416,967   $ 6,147,497

PROVISION FOR LOAN LOSSES                               393,000       312,000       261,000
                                                    -----------   -----------   -----------

         NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES               $ 8,153,049   $ 7,104,967   $ 5,886,497
                                                    -----------   -----------   -----------

NONINTEREST INCOME
   Service charges on deposit accounts              $ 1,177,252   $   989,244   $   747,343
   Other service charges, commissions
      and fees                                          434,649       366,004       338,481
   Insurance income                                     135,068       115,883       106,304
   Other operating income                                54,306        63,547        72,726
   Net gain (loss) on sale of securities                135,546       141,450        78,028
   Income from title company                             35,207        54,550        56,400
   Gain (loss) on sale of other real estate owned            --        (2,674)        3,492
                                                    -----------   -----------   -----------
                                                    $ 1,972,028   $ 1,728,004   $ 1,402,774
                                                    -----------   -----------   -----------
NONINTEREST EXPENSES
   Salaries                                         $ 2,708,253   $ 2,338,063   $ 2,253,312
   Employee benefits                                    930,597       855,183       752,564
   Occupancy of premises                                377,322       300,728       295,221
   Furniture and equipment expense                      790,932       646,528       337,050
   Other operating expenses                           1,982,363     1,866,176     1,662,288
                                                    -----------   -----------   -----------
                                                    $ 6,789,467   $ 6,006,678   $ 5,300,435
                                                    -----------   -----------   -----------

         INCOME BEFORE INCOME TAXES                 $ 3,335,610   $ 2,826,293   $ 1,988,836

PROVISION FOR INCOME TAXES                              991,917     1,083,453       680,871
                                                    -----------   -----------   -----------
         NET INCOME                                 $ 2,343,693   $ 1,742,840   $ 1,307,965
                                                    ===========   ===========   ===========
BASIC EARNINGS PER SHARE                            $      5.12   $      3.80   $      2.86
                                                    ===========   ===========   ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                           ACCUMULATED
                                                                                              OTHER           TOTAL
                                                     COMMON      CAPITAL      RETAINED    COMPREHENSIVE   SHAREHOLDERS'
                                                      STOCK      SURPLUS      EARNINGS        INCOME          EQUITY
                                                    --------   ----------   -----------   -------------   -------------
BALANCE, DECEMBER 31, 2001                          $458,048   $3,863,592   $10,426,618     $ 177,979      $14,926,237
                                                                                                           -----------
Comprehensive income:
   Net income for 2002                                    --           --     1,307,965            --        1,307,965
   Change in unrealized gains
      (losses) on securities
      available for sale (net of tax of $308,306)         --           --            --       503,025          503,025
                                                                                                           -----------
Total Comprehensive Income                                --           --            --            --        1,810,990
                                                                                                           -----------
Cash dividends ($1.02 per share)                          --           --      (467,209)           --         (467,209)
                                                    --------   ----------   -----------     ---------      -----------
BALANCE, DECEMBER 31, 2002                          $458,048   $3,863,592   $11,267,374     $ 681,004      $16,270,018
                                                                                                           -----------
Comprehensive income:
   Net income for 2003                                    --           --     1,742,840            --        1,742,840
   Change in unrealized gains
      (losses) on securities
      available for sale (net of tax of $382,304)         --           --            --      (623,758)        (623,758)
   Change in minimum pension liability
      adjustment (net of tax of $165,792)                                                    (270,501)        (270,501)
                                                                                                           -----------
Total Comprehensive Income                                --           --            --            --          848,581
                                                                                                           -----------
Cash dividends ($1.20 per share)                          --           --      (549,658)           --         (549,658)
                                                    --------   ----------   -----------     ---------      -----------
BALANCE, DECEMBER 31, 2003                          $458,048   $3,863,592   $12,460,556     $(213,255)     $16,568,941
                                                                                                           -----------
Comprehensive income:
   Net income for 2004                                    --           --     2,343,693            --        2,343,693
   Change in unrealized gains
      (losses) on securities
      available for sale (net of tax of $65,354)          --           --            --      (106,630)        (106,630)
   Change in minimum pension liability
      adjustment (net of tax of $15,419)                                                      (25,159)         (25,159)
                                                                                                           -----------
Total Comprehensive Income                                --           --            --            --        2,211,904
                                                                                                           -----------
Cash dividends ($1.38 per share)                          --           --      (632,105)           --         (632,105)
                                                    --------   ----------   -----------     ---------      -----------
BALANCE, DECEMBER 31, 2004                          $458,048   $3,863,592   $14,172,144     $(345,044)     $18,148,740
                                                    ========   ==========   ===========     =========      ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                   2004           2003           2002
                                                                               ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                  $  2,343,693   $  1,742,840   $  1,307,965
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                 691,928        556,075        340,677
      Impairment loss                                                                    --         91,677             --
      Provision for loan losses                                                     393,000        312,000        261,000
      Deferred income taxes                                                         (79,046)        37,422         75,857
      Net (gain) on sale of securities                                             (135,546)      (141,450)       (78,028)
      (Gain) loss on sale of real estate owned                                           --          2,674         (3,492)
      Loss on disposal and abandonment of fixed assets                                  273         18,867          8,111
      (Increase) decrease in accrued interest receivable                           (169,388)        53,327        130,713
      (Increase) decrease in other assets                                          (713,422)      (170,046)       193,704
      (Decrease) in accrued interest payable                                       (130,073)      (336,462)      (138,351)
      (Increase) in cash surrender value on life insurance in excess
         of premiums paid                                                           (44,665)       (32,690)       (31,568)
      Increase in accrued expenses and other liabilities                              1,465        174,253         14,928
      Amortization of deferred loan (fees) cost                                      25,490          4,190         72,833
      Amortization (accretion) of premium and discount on investments                62,601        151,844         36,889
                                                                               ------------   ------------   ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                             $  2,246,310   $  2,464,521   $  2,191,238
                                                                               ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) in loans                                                       (2,252,891)   (16,756,623)   (18,159,192)
   Proceeds from sales of securities                                              6,391,436     13,044,280      7,075,471
   Proceeds from maturities, repayments and calls of securities                  13,152,311     27,017,894     44,889,207
   Purchases of securities                                                      (40,021,143)   (37,010,662)   (45,628,781)
   Purchases of Federal Home Loan Bank stock                                     (1,146,200)      (727,700)       (21,400)
   Redemptions of Federal Home Loan Bank stock                                      842,100        291,000        217,900
   Purchases of premises and equipment and computer software                       (917,609)    (1,161,939)    (1,048,332)
   Proceeds from sale of other real estate owned, net                                    --        104,654         48,390
   Investment in (return of capital from) title company                                (607)           865             --
   Net (increase) decrease in federal funds sold                                    (88,000)     4,124,299     (4,127,299)
   Premiums paid on life insurance                                                  (58,822)       (68,566)       (49,078)
   Cash from acquired branch                                                      5,020,017             --             --
                                                                               ------------   ------------   ------------
         NET CASH (USED IN) INVESTING ACTIVITIES                               $(19,079,408)  $(11,142,498)  $(16,803,114)
                                                                               ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand and savings deposits                                 $ 20,904,756   $  9,647,217   $ 16,336,583
   Net increase (decrease) in time deposits                                      (8,649,803)    (1,811,037)     2,345,427
   Net increase in securities sold under repurchase agreement                       216,909             --             --
   Net increase in FHLB borrowings                                                7,400,000      1,200,000             --
   Cash dividends paid                                                             (632,105)      (549,658)      (467,209)
                                                                               ------------   ------------   ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                             $ 19,239,757   $  8,486,522   $ 18,214,801
                                                                               ------------   ------------   ------------
         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  $  2,406,659   $   (191,455)  $  3,602,925
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    7,641,280      7,832,735      4,229,810
                                                                               ------------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $ 10,047,939   $  7,641,280   $  7,832,735
                                                                               ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid during the year:
            Interest                                                           $  3,299,506   $  4,488,670   $  5,480,071
            Income taxes                                                       $  1,169,009   $    947,000   $    682,000
      Net transfer to foreclosed real estate, held for sale
         from loans receivable                                                 $         --   $    105,528   $     31,800

The Company acquired certain assets and liabilities associated with the
   Hancock Branch of Fidelity Bank. In conjunction with the acquisition, the assets acquired and liabilities assumed were as follows:
      Fair value of assets acquired                                            $  9,561,420
                                                                               ------------
      Fair value of liabilities assumed                                        $ 14,581,437
                                                                               ------------
      Liabilities assumed in excess of assets acquired (cash received)         $  5,020,017
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

     Citizens National Bank of Berkeley Springs (the "Bank"), a wholly owned subsidiary of CNB, provides a variety of banking services to individuals and businesses through its two locations in Morgan County, West Virginia, two locations in Berkeley County, West Virginia and its newest location in Washington County, Maryland. Its primary deposit products are demand deposits and certificates of deposit, and its primary lending products are commercial business, real estate mortgage and installment loans.

     In February 2001, CNB became a 50% member in a limited liability company, Morgan County Title Insurance Agency, LLC which sells title insurance. In January 2003, the other two members in the limited liability corporation purchased a portion of CNB's 50% membership making each member's share 33%.

     CNB Insurance Services, Inc., a wholly owned subsidiary of Citizens National Bank, is an independent insurance agency selling primarily personal lines of insurance in Morgan and Berkeley Counties, West Virginia and Washington County, Maryland.

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

     Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses from the sales of securities are determined using the specific identification method.

     IMPAIRED LOANS:

     Impaired loans are defined as those loans for which it is probable that contractual amounts due will not be received. Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, requires that the measurement of impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Larger groups of small-balance loans such as residential mortgage and installment loans that are considered to be part of homogeneous loan pools are aggregated for the purpose of measuring impairment, and therefore, are not subject to these statements. Management has established a dollar-value threshold for commercial loans. The larger commercial loans are evaluated for impairment. No loans are considered to be impaired at December 31, 2004 and 2003.

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

     INTANGIBLE ASSETS:

     Intangible assets represent the acquisition of customer lists, contracts and records in the amount of $66,267 by CNB Insurance Services, Inc. and the $780,616 premium from the purchase of core deposit relationships as part of the Hancock branch acquisition. The CNB Insurance Services, Inc. intangible assets are being amortized over four years on a straight line basis and the core deposit intangible relationships from the Hancock branch acquisition are being amortized over seven years on a straight line basis.

     LOAN SERVICING:

     The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans: product type, investor type, interest rate, term and geographic location. An analysis of the risk characteristics of CNB's loan servicing portfolio allows for all loans to be defined by one risk category. See Note 6 for additional discussion.

     INTEREST INCOME ON LOANS:

     Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on loans is discontinued at the time the loan becomes 90 days past due unless in management's judgement collectibility of interest is assured.

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

     PREMISES AND EQUIPMENT:

     Premises and equipment are carried at cost less accumulated depreciation. Depreciation is calculated on both straight-line and accelerated methods over the estimated useful lives of 5 to 50 years for buildings and improvements, 10 to 20 years for land improvements, 5 years for bank owned automobiles and 3 to 40 years for equipment. Computer software is being amortized over 3 years. Maintenance and repairs are charged to operating expenses as incurred.

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

     EARNINGS AND DIVIDENDS PER SHARE:

     Basic earnings and dividends per share are computed on the basis of the weighted average number of 458,048 shares of common stock outstanding in 2004, 2003 and 2002.

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

     ADVERTISING COSTS:

     The Company expenses advertising costs in the period in which they are incurred. Advertising cost amounted to $160,581, $81,960 and $118,017 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

          The components of the change in "other comprehensive income" were as follows:

                                                      2004         2003         2002
                                                   ---------   -----------   ---------
Additional minimum pension liability adjustment
   arising during the year                         $ (40,578)  $  (436,293)  $      --
Unrealized holding gains (losses) arising during
   the year                                          (36,438)     (864,612)    889,359
Reclassification adjustment for (gains) losses
   realized in net income                           (135,546)     (141,450)    (78,028)
                                                   ---------   -----------   ---------
Net unrealized holding gains
   (losses) before taxes                           $(212,562)  $(1,442,355)  $ 811,331
Tax effect                                            80,773       548,096    (308,306)
                                                   ---------   -----------   ---------
Net change                                         $(131,789)  $  (894,259)  $ 503,025
                                                   =========   ===========   =========

NOTE 2. BUSINESS COMBINATIONS

     On June 11, 2004, Citizens National Bank purchased certain assets and liabilities associated with the Hancock Branch of Fidelity Bank, a subsidiary bank of Mercantile Bankshares Corporation (formerly Home Federal). The results of the Hancock Branch's operations have been included in the consolidated financial statements since that date.

     The following table provides information concerning the allocations of the purchase price and the fair vaules of the assets and liabilities acquired of the Hancock branch:

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

     The following represents the limited liability company's financial information:

                    MORGAN COUNTY TITLE INSURANCE AGENCY, LLC
                        STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)
                           DECEMBER 31, 2004 AND 2003

                               2004     2003
                              ------   ------
ASSETS
   Cash                       $6,082   $5,862
                              ------   ------
      TOTAL ASSETS            $6,082   $5,862
                              ======   ======
MEMBERS' EQUITY               $6,082   $5,862
                              ------   ------
      TOTAL MEMBERS' EQUITY   $6,082   $5,862
                              ======   ======

                    MORGAN COUNTY TITLE INSURANCE AGENCY, LLC
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                             2004       2003       2002
                           --------   --------   --------
INCOME
   Insurance commissions   $185,154   $378,172   $241,902
                           --------   --------   --------
      TOTAL INCOME         $185,154   $378,172   $241,902
                           --------   --------   --------
EXPENSES
   Management fees         $ 72,328   $200,384   $125,789
   Other expenses             8,806     12,808      2,693
                           --------   --------   --------
      TOTAL EXPENSES       $ 81,134   $213,192   $128,482
                           --------   --------   --------
      NET INCOME           $104,020   $164,980   $113,420
                           ========   ========   ========

                    MORGAN COUNTY TITLE INSURANCE AGENCY, LLC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                    2004        2003
                                                 ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                       $ 104,020   $ 164,980
                                                 ---------   ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES     $ 104,020   $ 164,980
                                                 ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Profit and capital distributed                $(103,800)  $(164,309)
                                                 ---------   ---------
      NET CASH (USED IN) FINANCING ACTIVITIES    $(103,800)  $(164,309)
                                                 ---------   ---------
      NET INCREASE IN CASH AND CASH
         EQUIVALENTS                             $     220   $     671
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       5,862       5,191
                                                 ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR         $   6,082   $   5,862
                                                 =========   =========

NOTE 4. SECURITIES

     The amortized cost and estimated market value of debt securities at December 31, 2004 and 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Securities are summarized as follows:

                                                               2004                           WEIGHTED
                                       ---------------------------------------------------     AVERAGE
                                                        GROSS        GROSS      ESTIMATED        TAX
                                        AMORTIZED    UNREALIZED   UNREALIZED       FAIR      EQUIVALENT
                                           COST         GAINS       LOSSES        VALUE         YIELD
                                       -----------   ----------   ----------   -----------   ----------
Available for sale:
   U.S. Government agencies
      and corporations
      Within one year                  $11,846,301    $109,738     $ 49,839    $11,906,200      3.81%
      After 1 but within 5 years         8,906,924      49,196       35,373      8,920,747      4.14
      After 5 but within 10 years       18,454,860      40,148      207,732     18,287,276      4.16
                                       -----------    --------     --------    -----------
                                       $39,208,085    $199,082     $292,944    $39,114,223      4.05%
                                       -----------    --------     --------    -----------
   States and political subdivisions
      After 1 but within 5 years       $ 1,663,643    $  4,690     $  3,714    $ 1,664,619      3.95%
      After 5 but within 10 years       10,541,257     106,488       48,389     10,599,356      6.09
                                       -----------    --------     --------    -----------
                                       $12,204,900    $111,178     $ 52,103    $12,263,975      5.80%
                                       -----------    --------     --------    -----------
   Mortgage backed securities          $ 8,406,958    $ 17,066     $ 61,931    $ 8,362,093      4.49%
                                       -----------    --------     --------    -----------
Total securities available for sale    $59,819,943    $327,326     $406,978    $59,740,291      4.38%
                                       ===========    ========     ========    ===========
Restricted:
   Federal Reserve Bank stock          $   129,650    $     --     $     --    $   129,650      6.00%
   Federal Home Loan Bank stock          1,169,800          --           --      1,169,800      2.43
                                       -----------    --------     --------    -----------
Total restricted investments           $ 1,299,450    $     --     $     --    $ 1,299,450      2.79%
                                       ===========    ========     ========    ===========

                                                               2003                           WEIGHTED
                                       ---------------------------------------------------     AVERAGE
                                                        GROSS        GROSS      ESTIMATED        TAX
                                        AMORTIZED    UNREALIZED   UNREALIZED       FAIR      EQUIVALENT
                                           COST         GAINS       LOSSES        VALUE         YIELD
                                       -----------   ----------   ----------   -----------   ----------
Available for sale:
   U.S. Government agencies
      and corporations
      Within one year                  $ 3,679,936    $ 56,310     $     --    $ 3,736,246      4.41%
      After 1 but within 5 years         4,015,285     182,346       21,560      4,176,071      4.76
      After 5 but within 10 years       17,436,050      32,346      162,056     17,306,340      4.26
                                       -----------    --------     --------    -----------
                                       $25,131,271    $271,002     $183,616    $25,218,657      4.36%
                                       -----------    --------     --------    -----------
   States and political subdivisions
      After 1 but within 5 years       $   468,556    $  7,274     $    193    $   475,637      2.85%
      After 5 but within 10 years        4,143,424      42,818        6,904      4,179,338      3.42
                                       -----------    --------     --------    -----------
                                       $ 4,611,980    $ 50,092     $  7,097    $ 4,654,975      3.07%
                                       -----------    --------     --------    -----------
   Mortgage backed securities          $ 9,526,351    $ 42,478     $ 80,527    $ 9,488,302      4.44%
                                       -----------    --------     --------    -----------
Total securities available for sale    $39,269,602    $363,572     $271,240    $39,361,934      4.25%
                                       ===========    ========     ========    ===========
Restricted:
   Federal Reserve Bank stock          $   129,650    $     --     $     --    $   129,650      6.00%
   Federal Home Loan Bank stock            865,700          --           --        865,700      3.52
                                       -----------    --------     --------    -----------
Total restricted investments           $   995,350    $     --     $     --    $   995,350      3.84%
                                       ===========    ========     ========    ===========

     The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $32,538,864 at December 31, 2004 and $15,337,515 at December 31, 2003. Also, a security with a carrying value of $247,275 is designated for customer repurchase agreements at December 31, 2004.

     Proceeds from sales of securities available for sale (excluding maturities) for the years ended December 31, 2004, 2003 and 2002 were $6,391,436, $13,044,280 and $7,075,471, respectively. Gross gains and (losses) of $135,546 and $(0) in 2004, $210,572 and $(69,122) in 2003, and $78,028 and
     $(0) in 2002 were realized on the respective sales.

     The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.

                                      LESS THAN 12 MONTHS        12 MONTHS OR MORE                TOTAL
                                   ------------------------   -----------------------   ------------------------
                                       FAIR      UNREALIZED      FAIR      UNREALIZED       FAIR      UNREALIZED
DESCRIPTION OF SECURITIES             VALUE        LOSSES        VALUE       LOSSES        VALUE        LOSSES
-------------------------          -----------   ----------   ----------   ----------   -----------   ----------
U.S. government agenices
   and corporations                $17,999,875    $207,515    $2,412,150    $ 85,429    $20,412,025   $292,944
State and political subdivisions     4,919,844      52,103            --          --      4,919,844     52,103
Mortgage backed securities           5,913,016      39,117       866,422      22,814      6,779,438     61,931
                                   -----------    --------    ----------    --------    -----------   --------
Total temporarily impaired
   securities                      $28,832,735    $298,735    $3,278,572    $108,243    $32,111,307   $406,978
                                   ===========    ========    ==========    ========    ===========   ========

     Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

     At December 31, 2004, there were 62 available for sale securities that have unrealized losses with aggregate depreciation of 1.3% from the securities amortized cost basis. The unrealized losses relate principally to government obligations. In analyzing the issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. Since the securities are primarily government bonds or agency issues and management has the ability to hold the securities until maturity or until such a time that the market value has recovered the unrealized losses, management determined that no declines are deemed to be other-than-temporary.

NOTE 5. LOANS AND LEASES RECEIVABLE

     Major classifications of loans at December 31, 2004 and 2003 were as follows:

                                     2004           2003
                                 ------------   ------------
Loans:
   Real estate                   $108,158,901   $ 98,404,610
   Commercial real estate          22,758,761     21,521,317
   Consumer                        16,404,853     16,852,449
   Commercial                       8,880,771      8,934,099
   Overdrafts                          82,556        135,958
                                 ------------   ------------
                                 $156,285,842   $145,848,433

Leases:                               166,389        186,318
                                 ------------   ------------
                                 $156,452,231   $146,034,751

Net deferred loan fees, costs,
   premiums and discounts             274,800        238,220
Allowance for loan losses          (1,807,449)    (1,607,763)
                                 ------------   ------------
                                 $154,919,582   $144,665,208
                                 ============   ============

     At December 31, 2004, approximately $55,907,000 or 42.7% of the real estate loans had fixed rates of interest and $75,014,000 or 57.3% had adjustable rates of interest.

     The net investment in the direct financing leases was $166,389 at December 31, 2004.

     An analysis of the allowance for loan losses were as follows:

                             2004         2003         2002
                          ----------   ----------   ----------
Balance, beginning        $1,607,763   $1,484,448   $1,336,960
   Provision charged to
      operations             393,000      312,000      261,000
   Recoveries                158,850       80,626       37,230
   Loans charged off        (352,164)    (269,311)    (150,742)
                          ----------   ----------   ----------
Balance, ending           $1,807,449   $1,607,763   $1,484,448
                          ==========   ==========   ==========

     Loans are placed on nonaccrual status when, at the time the loan becomes 90 days past due or unless in management's judgement collectibility is assured. A summary of nonperforming loans is follows:

                                                             DECEMBER 31,
                                                         -------------------
                                                           2004       2003
                                                         --------   --------
Nonaccrual  loans                                        $380,731   $348,660
Loans past due 90 days or more still accruing interest         --     27,045
                                                         --------   --------
   Total                                                 $380,731   $375,705
                                                         ========   ========

     The contractual amount of interest that would have been recorded on nonaccrual loans during 2004 and 2003 was $35,507 and $34,481, respectively. The amount of interest income that was recorded on nonaccrual loans during 2004 and 2003 was $16,980 and $22,618, respectively.

     The Bank is not committed to lend additional funds to debtors whose loans are nonperforming or on nonaccrual status.

     The Bank has no loans which are considered to be impaired at December 31, 2004 and 2003.

NOTE 6. LOAN SERVICING

     Mortgage loans serviced for others are not included in the accompanying financial statements. The unpaid principal balances of mortgage loans serviced for others were $4,465,919 and $6,041,418 at December 31, 2004 and 2003, respectively.

     Custodial balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $70,211 and $57,250 at December 31, 2004 and 2003, respectively.

     The Bank did not capitalize any mortgage servicing rights in 2004, 2003 or 2002. The company performed an analysis of the predominant risk characteristics of the previously capitalized mortgage servicing rights on December 31, 2003. This analysis indicated prepayment risk for the underlying loans is high due to lower current interest rates and thus a write-down of the remaining balance was necessary. During the year ended December 31, 2003, management recognized a direct write-off of $27,674 included in other expenses on the income statement. Amortization of mortgage servicing rights was $0, $2,247 and $2,248 in 2004, 2003 and 2002, respectively. There were no mortgage servicing rights at December 31, 2004 and 2003.

NOTE 7. PREMISES AND EQUIPMENT

     Major classifications of premises and equipment at December 31 were as follows:

                                        2004         2003
                                     ----------   ----------
Land and land improvements           $1,942,910   $1,939,761
Banking house - Main                  1,484,500    1,493,700
Banking house - Valley Road branch      547,936      547,936
Banking house - Hedgesville branch      766,743      766,743
Banking house - Martinsburg branch      697,006      697,006
Banking house - Hancock branch          230,999           --
Bank owned automobiles                   31,580       31,580
Furniture, fixtures and equipment     2,328,129    2,089,114
                                     ----------   ----------
                                     $8,029,803   $7,565,840
   Less accumulated depreciation      2,583,405    2,293,668
                                     ----------   ----------
                                     $5,446,398   $5,272,172
Construction in progress                598,048       16,461
                                     ----------   ----------
                                     $6,044,446   $5,288,633
                                     ==========   ==========

     Depreciation expense amounted to $370,056, $338,062 and $293,787 in 2004, 2003 and 2002, respectively.

     The Bank exercised an option to purchase a parcel of land in Falling Waters, Berkeley County West Virginia and has begun construction of a full-service branch on the site. The construction of the branch is expected to be completed during the second quarter 2005.

     Computer software included in the statement of financial condition caption "Other Assets" amounted to $368,040 and $507,926 at December 31, 2004 and 2003, respectively. Amortization expense on computer software amounted to $255,518, $209,328 and $38,205 in 2004, 2003 and 2002, respectively.

     The Bank's total commitment to construct the new branch location in Falling Waters, Berkeley County, West Virginia totaled $966,005 of which $530,505 has been spent as of December 31, 2004. In addition, the Bank entered into a commitment to install an ATM at a different branch location totaling $36,005 of which $29,070 has been spent as of December 31, 2004.

NOTE 8. INTANGIBLE ASSETS

     Amortized intangible assets representing customer lists, contracts and records acquired by CNB Insurance Services, Inc. have a carrying amount of $66,267 and accumulated amortization of $48,421 and $42,472 at December 31, 2004 and 2003, respectively. These intangibles are amortized over four years on a straight line basis. Amortized intangible asset representing the $780,616 premium from the purchase of core deposit relationships as part of the Hancock branch acquisition has accumulated amortization of $60,405 at December 31, 2004. The CNB Insurance Services, Inc. intangible assets are being amortized over four years on a straight line basis and the core deposit intangible asset from the Hancock branch acquisition is being amortized over seven years on a straight line basis.

     Amortization expense on intangible assets amounted to $66,354, $8,685 and $8,685 in 2004, 2003 and 2002, respectively.

     The estimated amortization expense for the next five succeeding years will be:

2005   $117,466
2006   $117,466
2007   $117,466
2008   $111,517
2009   $111,517

NOTE 9. TIME DEPOSITS

     At December 31, 2004, the scheduled maturities of time deposits are as follows:

         TIME DEPOSITS       ALL TIME
       $100,000 AND OVER     DEPOSITS
       -----------------   -----------
2005      $ 7,269,671       21,381,242
2006       12,756,076       31,031,835
2007       11,446,888       27,603,347
2008        1,485,428        6,386,285
2009        1,307,242        4,323,580
          -----------      -----------
          $34,265,305      $90,726,289
          ===========      ===========

NOTE 10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The bank may be required to provide additional collateral based on the fair value of the underlying securities. The only repurchase agreement the bank has entered into is a retail repurchase agreement with a customer.

NOTE 11. FEDERAL HOME LOAN BANK BORROWINGS

                                        DECEMBER 31,
                                  -----------------------
                                     2004         2003
                                  ----------   ----------
Federal Home Loan Bank advances   $8,600,000   $1,200,000

     Citizens National Bank is a member of the Federal Home Loan Bank of Pittsburgh ("FHLB") and, as such, can take advantage of the FHLB program for overnight and term advances at published daily rates. At December 31, 2004, the Bank only has overnight advances with FHLB. FHLB advances mature in January 2005 and carry an interest rate of 2.2%. Under the terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying mortgages and US government agencies and mortgage-backed securities. In addition, all of the Bank's stock in the FHLB is pledged as collateral for such debt. Advances available under this agreement are limited by available and qualifying collateral and the amount of FHLB stock held by the borrower.

                                               2004         2003
                                            ----------   ----------
Maximum balance (outstanding and pledged)   $8,600,000   $2,900,000
   at any month-end during the year
Average balance for the year                 2,904,286    1,487,736
Weighted average rate for the year                1.90%        1.26%
Weighted average rate at year-end                 2.24%        1.06%

NOTE 12. UNUSED LINES OF CREDIT

     The Bank entered into an open-ended unsecured line of credit with Mercantile Safe Deposit and Trust Company for $3,000,000 for federal fund purchases. Funds issued under this agreement are at the Mercantile Safe Deposit and Trust Company federal funds rate effective at the time of borrowing. The line matures September 22, 2005 and has a compensating balance requirement of $250,000. The Bank had not drawn on these funds at December 31, 2004.

NOTE 13. OPERATING LEASES

     The Bank entered into two lease agreements in 2001, which were terminated in March 2002. A lease for a parcel of land to locate a temporary banking unit required a monthly payment of $1,500. The additional lease was for the temporary banking unit which required a monthly payment of $3,575. Both leases were classified as operating leases.

     Lease expense under operating leases for the year ended December 31, 2002 amounted to $15,019.

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

     The following table sets forth information about the Bank's plan as of October 31:

                                            2004          2003          2002
                                         ----------   -----------   -----------
CHANGE IN BENEFIT OBLIGATION:
   Benefit obligation at
      beginning of year                  $3,269,219   $ 2,917,840   $ 2,711,735
   Service cost                             144,323       115,397       116,959
   Interest cost                            200,152       201,998       189,547
   Actuarial (gain) loss                     47,693       181,139        25,890
   Benefits paid                           (237,653)     (147,155)     (126,291)
                                         ----------   -----------   -----------
   Benefit obligation at end of year     $3,423,734   $ 3,269,219   $ 2,917,840
                                         ----------   -----------   -----------

CHANGE IN PLAN ASSETS:
   Fair value of plan assets at
      beginning of year                  $2,246,999   $ 1,904,046   $ 2,116,828
   Actual return on plan assets             198,364       244,353      (274,542)
   Employer contribution                    249,348       245,755       188,051
   Administrative expenses                  (29,418)           --            --
   Benefits paid                           (237,653)     (147,155)     (126,291)
                                         ----------   -----------   -----------
   Fair value of plan assets
      at end of year                     $2,427,640   $ 2,246,999   $ 1,904,046
                                         ----------   -----------   -----------

Funded status                            $ (996,094)  $(1,022,220)  $(1,013,794)
Unrecognized net actuarial
   (gain) loss                            1,054,208       968,629       821,797
Unrecognized prior service
   cost                                          --         2,753        23,804
Unrecognized net transition
   (asset)                                       --            --        (7,371)
                                         ----------   -----------   -----------
     Prepaid (accrued) benefit cost      $   58,114   $   (50,838)  $  (175,564)
                                         ==========   ===========   ===========

ADDITIONAL INFORMATION
Increase in minimum liability included
   in other comprehensive income         $   40,578   $   436,293   $        --

                                                               2004        2003        2002
                                                            ---------   ---------   ---------
WEIGHTED AVERAGE ASSUMPTIONS USED TO
   DETERMINE BENEFIT OBLIGATIONS AS OF OCTOBER 31:
   Discount rate                                                  6.5%        6.5%        7.0%
   Expected return on plan assets                                 8.5%        8.5%        8.5%
   Rate of compensation increase                                  3.5%        3.5%        4.0%

WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE
   NET PERIODIC BENEFIT COST FOR YEARS ENDED OCTOBER 31:
   Discount rate                                                  6.5%        7.0%        7.3%
   Expected return on plan assets                                 8.5%        8.5%        8.5%
   Rate of compensation increase                                  3.5%        4.0%        4.3%

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION
   CONSIST OF:
   Accrued benefit cost                                     $(418,757)  $(489,884)  $(175,564)
   Intangible assets                                               --       2,753          --
   Accumulated other comprehensive income                     476,871     436,293          --
                                                            ---------   ---------   ---------
   Net amount recognized                                    $  58,114   $ (50,838)  $(175,564)
                                                            =========   =========   =========

     The accumulated benefit obligation for the defined benefit pension plan was $2,846,397 and $2,736,883 at October 31, 2004 and October 31, 2003,
     respectively.

COMPONENTS OF NET PERIODIC COST:
   Service cost                                             $ 136,170   $ 115,397   $ 116,959
   Interest cost                                              207,304     201,998     189,547
   Expected return on plan assets                            (224,567)   (210,046)   (200,038)
   Amortization of prior service costs                          2,753      21,051      21,051
   Recognized net actuarial loss                               18,736          --          --
   Amortization of transition obligation/(asset)                   --      (7,371)     (9,570)
                                                            ---------   ---------   ---------
      Net periodic plan cost                                $ 140,396   $ 121,029   $ 117,949
                                                            =========   =========   =========

PLAN ASSETS

                                                     PERCENTAGE OF PLAN
                             TARGET     ALLOWABLE    ASSETS AT OCTOBER 31,
                           ALLOCATION   ALLOCATION   ---------------------
                              2004        RANGE           2004   2003
                           ----------   ----------        ----   ----
(1) Plan assets
   (a) Equity securities       70%       40 - 80%          72%    70%
   (b) Debt securities         25%       20 - 40%          23%    26%
   (c) Real estate              0%             0%           0%     0%
   (d) Other                    5%        3 - 10%           5%     5%
                                                          ---    ---
   (e) Total                                              100%   100%
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

          CASH FLOWS

          (1)  Expected contributions for fiscal year ending October 31, 2005
               (a)  Expected employer contributions                   $  233,988
               (b)  Expected employee contributions                   $       --

          (2)  Estimated future benefit payments reflecting expected future service for the fiscal year(s) ending
               (a) 10/31/2005                                         $  152,338
               (b) 10/31/2006                                         $  154,091
               (c) 10/31/2007                                         $  158,941
               (d) 10/31/2008                                         $  168,501
               (e) 10/31/2009                                         $  181,558
               (f) 10/31/2010 - 10/31/2014                            $1,129,868

NOTE 15. 401(K) PROFIT SHARING PLAN

     All employees are eligible to participate in the Bank's 401(k) Profit Sharing Plan after completing one year of service. Employees may defer up to 15% of their salary in 2004, 2003 and 2002. The Bank may, at the discretion of the Board of Directors, match all or part of the employee deferrals. For 2004 and 2003, the Bank matched 75% of employee deferrals up to 5% of salary. For 2002, the Bank matched 50% of employee deferrals up to 5% of salary. The percentage of match varies based on the Bank's profit level. The assets of 401(k) Profit Sharing Plan are managed by the Bank's trust department.

     The Bank's contribution charged to income during 2004, 2003 and 2002 was $53,783, $49,287 and $25,600, respectively.

NOTE 16. DEFERRED COMPENSATION PLAN

     The Bank has a plan pursuant to which a director may elect to waive receipt of all or a portion of his fees for Board of Directors' meetings or committee meetings in exchange for a retirement benefit to be received during a ten-year period after attaining a certain age. The Bank has acquired life insurance on the lives of participating directors to fund its obligation under the plan. The cash surrender value of these life insurance policies has been recorded as an asset. The present value of payments to be paid to directors or their beneficiaries for services rendered to date has been recorded as a liability. The net expense for these benefits were $17,702, $22,405 and $(2,967) for 2004, 2003 and 2002, respectively.

NOTE 17. INCOME TAXES

     Income taxes reflected in the statements of income are as follows:

                                        YEARS ENDED DECEMBER 31,
                                   --------------------------------
                                     2004        2003        2002
                                   --------   ----------   --------
Federal:
   Current                         $942,169   $  921,863   $554,466
   Deferred                         (67,864)      35,600     69,195
State:
   Current                          128,886      124,169     50,548
   Deferred                         (11,274)       1,821      6,662
                                   --------   ----------   --------
      Provision for income taxes   $991,917   $1,083,453   $680,871
                                   ========   ==========   ========

     Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

     The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting income, with the income tax provisions in the statements of income.

                                              YEARS ENDED DECEMBER 31,
                                        ----------------------------------
                                           2004         2003        2002
                                        ----------   ----------   --------
Income tax expense at the
   statutory rate (34%)                 $1,134,107   $  960,940   $676,204
Increases (decreases) resulting from:
   Nontaxable interest income,
      net of non-deductible interest
      expense                             (121,892)     (58,527)   (35,750)
   State income taxes, net of
      federal income tax benefit            83,217      125,990     57,210
   Other                                  (103,515)      55,050    (16,793)
                                        ----------   ----------   --------
      Provision for income taxes        $  991,917   $1,083,453   $680,871
                                        ==========   ==========   ========

     Federal and state income taxes receivable included in the balance sheet as other assets were $157,183 and $54,269 at December 31, 2004 and 2003, respectively.

     The components of deferred taxes included in the statement of financial condition as of December 31 are as follows:

                                             2004         2003
                                          ----------   ----------
Deferred tax assets:
   Provision for loan losses              $  585,959   $  514,433
   Deferred compensation plan                248,792      228,112
   Postretirement benefits                    69,236       65,923
   Defined benefit plan                       19,625       20,348
   Organizational costs                          602        1,500
   Intangible asset                           33,653       23,041
   Minimum pension liability adjustment      181,211      165,792
   Net unrealized loss on securities
      available for sale                      30,268           --
                                          ----------   ----------
                                          $1,169,346   $1,019,149
                                          ----------   ----------
Deferred tax liabilities:
   CSV life insurance                     $ (233,784)  $ (213,087)
   Net unrealized gain on securities
      available for sale                          --      (35,086)
   Depreciation                             (423,338)    (418,571)
                                          ----------   ----------
                                          $ (657,122)  $ (666,744)
                                          ----------   ----------
Net deferred tax asset (liability)        $  512,224   $  352,405
                                          ==========   ==========

     Generally accepted accounting principles require a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Bank believes that the deferred tax assets will be realized and therefore no valuation allowance was established.

NOTE 18. OTHER OPERATING EXPENSES

                                          YEARS ENDED DECEMBER 31,
                                    ------------------------------------
                                       2004         2003         2002
                                    ----------   ----------   ----------
Stationery, supplies and printing   $  240,711   $  197,000   $  144,511
Data processing                        134,100      180,353      202,755
Director's fees                        178,650      149,733      144,262
Postage                                129,122      121,285      101,399
Telephone                               88,985       70,288       87,972
Professional fees                      252,160      295,259      212,758
ATM and debit card fees                188,147      168,136      159,768
Advertising and public relations       200,272      105,995      146,314
Other                                  570,216      578,127      462,549
                                    ----------   ----------   ----------
   Total other operating expenses   $1,982,363   $1,866,176   $1,662,288
                                    ==========   ==========   ==========

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

     A summary of off-balance sheet instruments as of December 31 is as follows:

                                                   2004          2003
                                               -----------   -----------
Commitments to originate:
   Fixed rate loans                            $ 2,702,708   $   341,390
   Adjustable rate loans                         2,542,317     3,669,983
                                               -----------   -----------
                                               $ 5,245,025   $ 4,011,373
Letters of credit                                1,341,186       313,831
Undisbursed portion of construction loans        4,801,629     3,940,359
Available credit granted on commercial loans     9,619,306    11,010,725
Available credit on personal lines of credit       439,713       530,126
Undisbursed portion of home equity loans         6,212,908     4,381,549
                                               -----------   -----------
                                               $27,659,767   $24,187,963
                                               ===========   ===========

NOTE 20. SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

     CNB's primary business is mortgage loans, which consists of originating residential, construction, multi-family and commercial real estate loans and consumer and commercial loans. CNB's primary lending area is Morgan and Berkeley Counties, West Virginia and Washington County, Maryland. Loans are occasionally made in surrounding counties in West Virginia, Maryland, Virginia and Pennsylvania.

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

NOTE 21. LEGAL CONTINGENCIES

     Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the bank's consolidated financial statements.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 2004 and 2003, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and ratios are presented in the table. There were no deductions from capital for interest-rate risk in 2004 and 2003.

                                                              RATIO
                                              -------------------------------------
                                    ACTUAL                FOR         TO BE WELL
                                    AMOUNT              CAPITAL   CAPITALIZED UNDER
                                      IN               ADEQUACY   PROMPT CORRECTIVE
                                  THOUSANDS   ACTUAL   PURPOSES   ACTION PROVISIONS
                                  ---------   ------   --------   -----------------
As of December 31, 2004:
   Total Capital
      (to Risk Weighted Assets)    $19,898    14.42%     8.0%           10.0%
   Tier I Capital
      (to Risk Weighted Assets)    $18,172    13.17%     4.0%            6.0%
   Tier I Capital
      (to Average Assets)          $18,172     7.74%     4.0%            5.0%

As of December 31, 2003:
   Total Capital
      (to Risk Weighted Assets)    $18,108    14.81%     8.0%           10.0%
   Tier I Capital
      (to Risk Weighted Assets)    $16,579    13.56%     4.0%            6.0%
   Tier I Capital
      (to Average Assets)          $16,579     8.20%     4.0%            5.0%

NOTE 23. REGULATORY RESTRICTIONS

     Included in Cash and Due From Banks are average daily reserve balances the Bank is required to maintain with the Federal Reserve Bank. The amount of these required reserves, calculated based on percentages of certain deposit balances was $7.8 million at December 31, 2004.

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

     Certain regulations prohibit the transfer of funds from the Bank to affiliates in the form of loans or advances exceeding 10% of its capital stock and surplus. In addition, all loans or advances to nonbank affiliates must be secured by specific collateral. Based on this limitation, there was approximately $1,849,000 available for loans or advances to affiliates of the Bank as of December 31, 2004, at which time there were no material loans or advances outstanding.

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

     The estimated fair value of financial instruments at December 31, is summarized as follows:

                                                             2004                          2003
                                                 ---------------------------   ---------------------------
                                                   CARRYING                      CARRYING
                                                    AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                                                 ------------   ------------   ------------   ------------
Financial Assets:
   Cash, due from banks and federal funds sold   $ 10,138,939   $ 10,138,939   $  7,644,280   $  7,644,280
   Securities available for sale                   59,740,291     59,740,291     39,361,934     39,361,934
   Loans                                          154,919,582    155,324,574    144,665,208    145,075,097
   Accrued interest receivable                      1,042,573      1,042,573        838,659        838,659
Financial Liabilities:
   Demand deposits                               $117,002,249   $117,002,249   $ 87,888,304   $ 87,888,304
   Time deposits                                   90,726,289     92,637,563     93,010,425     95,057,048
   Accrued interest payable                           543,551        543,551        673,624        673,624
   FHLB borrowings                                  8,600,000      8,600,000      1,200,000      1,200,000
   Securities sold under repurchase agreements        216,909        216,909             --             --
Off Balance - Sheet
   Financial Instruments:
   Letters of credit                             $         --   $     10,338   $         --   $        776

NOTE 25. RELATED PARTY TRANSACTIONS

     In the ordinary course of business, the Bank has granted loans to officers, directors, and their affiliates amounting to $1,915,773 and $1,449,821 at December 31, 2004 and 2003, respectively. During 2004, $1,337,629 of new loans were made, or became reportable, and repayments and other decreases totaled $871,677. Deposits from related parties held by the Bank at December 31, 2004 and 2003 amounted to $5,264,183 and $4,026,740, respectively.

NOTE 26. PARENT COMPANY ONLY FINANCIAL INFORMATION

     The following represents parent company only financial information:

                 STATEMENTS OF FINANCIAL CONDITION (PARENT ONLY)
                           DECEMBER 31, 2004 AND 2003

                                                                 2004          2003
                                                             -----------   -----------
ASSETS
   Cash                                                      $    22,098   $     5,456
   Investment in Citizens National Bank                       18,123,499    16,558,465
   Investment in Morgan County Title Insurance Agency, LLC         2,027         1,420
   Deferred income taxes                                             602         1,500
   Other assets                                                      594         2,100
                                                             -----------   -----------
      TOTAL ASSETS                                           $18,148,820   $16,568,941
                                                             ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Accrued expenses and other liabilities                    $        80   $        --
                                                             -----------   -----------
      TOTAL LIABILITIES                                      $        80   $        --
                                                             -----------   -----------

SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000 shares
      authorized; 458,048 shares outstanding                 $   458,048   $   458,048
   Capital surplus                                             3,863,592     3,863,592
   Retained earnings                                          14,172,144    12,460,556
   Accumulated other comprehensive income                       (345,044)     (213,255)
                                                             -----------   -----------
      TOTAL SHAREHOLDERS' EQUITY                             $18,148,740   $16,568,941
                                                             -----------   -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $18,148,820   $16,568,941
                                                             ===========   ===========

                       STATEMENTS OF INCOME (PARENT ONLY)
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                2004         2003         2002
                                                             ----------   ----------   ----------
Dividend income                                              $  662,106   $  549,658   $  467,209
Income from title company                                        35,207       54,550       56,400
Noninterest expense                                             (58,038)     (56,422)     (36,340)
                                                             ----------   ----------   ----------
INCOME BEFORE INCOME  TAXES AND EQUITY IN
   UNDISTRIBUTED EARNINGS OF CITIZENS NATIONAL BANK          $  639,275   $  547,786   $  487,269
Income tax (expense) benefit                                      7,595         (774)      (8,938)
                                                             ----------   ----------   ----------
INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF
   CITIZENS NATIONAL BANK                                    $  646,870   $  547,012   $  478,331
Equity in undistributed earnings of Citizens National Bank    1,696,823    1,195,828      829,634
                                                             ----------   ----------   ----------
NET INCOME                                                   $2,343,693   $1,742,840   $1,307,965
                                                             ==========   ==========   ==========

                     STATEMENTS OF CASH FLOWS (PARENT ONLY)
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                       2004          2003         2002
                                                                   -----------   -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $ 2,343,693   $ 1,742,840   $1,307,965
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Deferred income taxes                                                   898           774        1,363
   (Increase) decrease in other assets                                   1,507            --        1,400
   Increase (decrease) in accrued expenses and other liabilities            80       (52,528)      42,515
   Equity in undistributed earnings of Citizens National Bank       (1,696,823)   (1,195,828)    (829,634)
                                                                   -----------   -----------   ----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                    $   649,355   $   495,258   $  523,609
                                                                   -----------   -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in title company                                     $      (607)  $       865   $       --
                                                                   -----------   -----------   ----------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          $      (607)  $       865   $       --
                                                                   -----------   -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash dividends paid                                             $  (632,106)  $  (549,658)  $ (467,209)
                                                                   -----------   -----------   ----------
      NET CASH (USED IN) FINANCING ACTIVITIES                      $  (632,106)  $  (549,658)  $ (467,209)
                                                                   -----------   -----------   ----------
      NET INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS        $    16,642   $   (53,535)  $   56,400
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     $     5,456   $    58,991   $    2,591
                                                                   -----------   -----------   ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $    22,098   $     5,456   $   58,991
                                                                   ===========   ===========   ==========

NOTE 27. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              2004
                             -------------------------------------
                              FIRST     SECOND    THIRD     FOURTH
                             QUARTER   QUARTER   QUARTER   QUARTER
                             -------   -------   -------   -------
                                          In thousands
Interest income               $2,768    $2,827    $3,031    $3,089
Interest expense                 782       747       807       833
                              ------    ------    ------    ------
Net interest income            1,986     2,080     2,224     2,256

Provision for loan losses         87        94       102       110
Noninterest income               407       453       489       487
Noninterest expense            1,510     1,670     1,685     1,924
Securities gains (losses)         50        86        --        --
                              ------    ------    ------    ------
Income before income taxes       846       855       926       709

Provision for income taxes       277       267       291       157
                              ------    ------    ------    ------
Net income                    $  569    $  588    $  635    $  552
                              ======    ======    ======    ======
Basic earnings per share      $ 1.24    $ 1.28    $ 1.39    $ 1.21
                              ======    ======    ======    ======

                                              2003
                             -------------------------------------
                              FIRST     SECOND    THIRD     FOURTH
                             QUARTER   QUARTER   QUARTER   QUARTER
                             -------   -------   -------   -------
                                          In thousands
Interest income               $2,848    $2,893    $2,896    $2,904
Interest expense               1,216     1,073       972       891
                              ------    ------    ------    ------
Net interest income            1,632     1,820     1,924     2,013

Provision for loan losses         51        86        57       118
Noninterest income               381       462       471       414
Noninterest expense            1,484     1,471     1,410     1,614
                              ------    ------    ------    ------
Income before income taxes       478       725       928       695

Provision for income taxes       163       284       329       307
                              ------    ------    ------    ------
Net income                    $  315    $  441    $  599    $  388
                              ======    ======    ======    ======
Basic earnings per share      $ 0.69    $ 0.96    $ 1.31    $ 0.84
                              ======    ======    ======    ======

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants in accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company's chief executive officer and chief financial officer have concluded that as of December 31, 2004, which is the end of the period covered by this Annual Report on Form 10-K, the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13(a)-15(e) and timely, alerting them to material information relating to the Company required to be included in the Company's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

     There have been no changes in the Company's internal controls over financial reporting in the fiscal quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table contains certain information, as of March 21, 2005, with respect to current directors, nominees for directors and certain officers of CNB.

                              DIRECTOR     PRINCIPAL OCCUPATION FOR PAST FIVE YEARS
         NAME           AGE     SINCE             AND POSITION HELD WITH CNB
---------------------   ---   --------   -------------------------------------------
Kenneth W. Apple         48     2003     Certified Public Accountant
J. Robert Ayers          76     1974     Retired - President, Citizens National Bank
John E. Barker           76     1972     Auto Sales - Service
Margaret S. Bartles      50     2002     Realtor
Jay E. Dick              52     1983     Retired - Manager-Hunters' Hardware, Inc.
Herbert L. Eppinger      72     1979     Retired - Agriculture
Robert L. Hawvermale     75     1967     Retired - Professional Engineer
J. Philip Kesecker       75     1965     Real Estate Development
Jerry McGraw             58     1988     Insurance
Martha H. Quarantillo    45     1999     Pharmacist
Thomas F. Rokisky        58     1993     President and Chief Executive Officer,
                                         CNB and Citizens National Bank
Charles S. Trump IV      44     1986     Attorney at Law
Arlie R. Yost            57     1988     Licensed Residential Appraiser

All nominees are incumbent directors of CNB Financial Services, Inc.

     CNB's bylaws provide that the board of directors can set the number of directors but also provide that the board of directors must have no less than five nor more than 25 directors. The board of directors has set the number of directors to serve in 2005 at 13, which means that 13 directors will be elected at the 2005 Annual Meeting and will serve a term expiring at the next Annual Meeting or until a successor is selected.

     The names, ages and position of each executive officer of the company are listed below along with the positions with Citizens National Bank held by each of them during the last five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting.

                         AGE AS OF
                           MARCH
         NAME             21, 2005                  POSITION AND EXPERIENCE DURING THE PAST 5 YEARS
----------------------   ---------   ----------------------------------------------------------------------------
J. Philip Kesecker (1)       75      2000 to present - Chairman of the Board, CNB Financial Services, Inc.
                                     1987 to present - Chairman of the Board, Citizens National Bank

Thomas F. Rokisky            58      2000 to present - President/CEO, CNB Financial Services, Inc.
                                     1996 to present - President/CEO, Citizens National Bank
                                     1990 to 1996 - Executive Vice President/COO, Citizens National Bank

Rebecca S. Stotler           44      2000 to present - Vice President/CFO, CNB Financial Services, Inc.
                                     1999 to present - Vice President/CFO, Citizens National Bank
                                     1996 to 1999    -  Vice President of Finance/Cashier, Citizens National Bank
Patricia C. Muldoon          44      2003 to present - Senior Vice President/COO, Citizens National Bank
                                     2001 to 2003 - Vice President/COO, Citizens National Bank
                                     1999 to 2001 - Consultant/Audit Staff, Smith Elliott Kearns & Company, LLC
                                     1997 to 1999 - VP/Mgr of Accounting Operations and Financial Reporting
                                     Farmers and Mechanics National Bank

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

     Section 16 (a) of the Securities Exchange Act of 1934 requires CNB's directors and executive officers, and persons who own more than 10% of the registered class of CNB's equity securities, to make stock ownership and transaction filings with the Securities and Exchange Commission and to provide copies to CNB. Based solely on a review of the reports furnished to CNB and written statements that no other reports were required, all Section 16(a) filing requirements applicable to its officers and directors were met except for J. Philip Kesecker, who filed two reports late representing one transaction each. CNB is required to report late filings.

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

ITEM 11. EXECUTIVE COMPENSATION

     The table below reflects information concerning the annual compensation for services in all capacities to the corporation for the fiscal years ended December 31, 2004, 2003 and 2002, of those persons who were, as of December 31, 2004, (a) the chief executive officer, and (b) the four other most highly compensated executive officers to the extent that such persons, total annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                              OTHER ANNUAL
NAME AND PRINCIPAL POSITION        YEAR    SALARY    BONUS    COMPENSATION
---------------------------        ----   --------   -----   --------------
Thomas F. Rokisky, President/CEO   2004   $121,380    $-0-   $22,071 (1)(2)
                                   2003   $108,330    $-0-   $20,172 (1)(2)
                                   2002   $103,420    $-0-   $16,424 (1)(2)

(1) CNB's group life and health insurance program, which is paid for by CNB, is made available to all full-time employees. Effective January 1, 2005, the bank changed its health insurance program to a high deductible plan and concurrently established health reimbursement accounts for each employee on the plan. The bank has committed for 2005 to fund $750 for each participant. In accordance with IRS Code Section 79, the cost of group life insurance coverage for an individual in excess of $50,000 is added to the individual's earnings and is included in salary. Also included in this figure are board fees earned and the corporation's contributions to the individual's 401(k) retirement savings program to which the individual has a vested interest.

(2) CNB's contributions to the pension plan, a defined benefit plan, are not and cannot be calculated separately for specific participants. Contributions for the plan year of $249,348, $245,755 and $168,151 were made by CNB in 2004, 2003 and 2002, respectively.

     CNB does not maintain any form of stock option, stock appreciation rights, or other long-term compensation plans.

     Directors receive $150 for each board meeting of the bank they attend, $150 for each discount committee meeting and $75 for other committee meetings they attend. There is no compensation for attendance at CNB board meetings. In addition, each director receives a fee of $6,000 per year. The chairman of the board receives an additional $3,500 per year and the vice chairman receives an additional $1,000 per year. Other than the deferred compensation/supplemental insurance plan described below, there are no other special arrangements with any directors. In 2004, the board of directors of CNB received $178,650, in the aggregate, for all board of directors' meetings attended and all fees paid.

     CNB maintains a deferred compensation/supplemental insurance plan for directors pursuant to which a director may elect to defer receipt of a portion of fees for board meetings for at least four years or until he reaches age 65, whichever is later. An amount equal to fees waived in addition to interest at an annual rate of 10% per year will be paid to each participating director or his designated beneficiary during a period of 10 years after the director reaches age 65. The payments after retirement will be paid from the general funds of CNB. CNB purchases and is the beneficiary of insurance on the lives of participants, the proceeds of which are used to help recover the net after-tax cost of the benefits and insurance premiums paid. Funds from the deferred fees of a participating director will be used to reimburse CNB for the costs of the premium for the insurance policies. The cost of the insurance premiums in 2004 was $58,822. At December 31, 2004, these policies had a net accumulated cash value of $1,168,922.

     Effective January 2, 2004, CNB entered into a nonqualified supplemental retirement benefit agreement with the President which when fully vested would pay the President or his beneficiary an amount of $30,000 per year for 10 years beginning June 11, 2011, if he retires on or after May 29, 2011. Termination of employment prior to that date other than by reasons of death or disability will result in a reduced benefit. Contributions to the plan charged to operations during 2004 amounted to $32,641. The benefits to be provided by this plan are not being funded by current resources.

     The personnel (compensation) committee of the board of directors has furnished the following report on executive compensation.

          The committee establishes the compensation for the Chief Executive Officer of CNB and the bank and reviews all personnel related issues including salary administration related to other employees and benefit programs. The CEO establishes compensation levels for all other personnel which is reviewed by the personnel committee. Committee objectives include administration of a total compensation package that allows CNB to attract and retain qualified persons to fill key executive positions and to utilize effective compensation programs which are directly related to executive officers accomplishing corporate goals and objectives, both operational and financial, aimed at achieving lasting improvement in CNB's long-term financial performance.

          The committee and the CEO utilize human resources' staff, and, as appropriate, other qualified consultants to review compensation practices as they compare to industry norms.

          The committee utilizes an internal salary administration plan for the basis of its analysis of compensation levels throughout CNB, including the CEO. The plan includes job descriptions for all positions and considers the overall responsibility of each position based on characteristics including, job knowledge, problem-solving, accountability, human relations, communications, supervision of others and marketing. Salary ranges for each position are developed based on market information available for similar positions at financial institutions both in the communities where CNB does business and outside its market area. Salary surveys utilized include those provided by the West Virginia Bankers Association, Topnet, Cumberland Valley Chapter of the Society for Human Resources Management and Business and Legal Reports, Inc. These results are updated annually by the human resources staff using current market data which reflects marketplace changes, inflation, and, if applicable, corporate performance. This information is considered by the committee.

          The individual components of CNB's compensation program include:

     (a) Base Salary. Base salary levels are established for the CEO primarily based upon evaluation of the historical performance, degree of responsibility, level of experience and number of years with CNB. In addition, the committee considers compensation data available for similar positions in financial institutions in the same geographic area.

          With respect to the base salary granted to Mr. Rokisky for the year 2004, the committee took into account the performance during 2003 and information referred to above. Particular emphasis was placed on Mr. Rokisky's individual performance, including his leadership role through a period of continued growth, and CNB's continued strong financial performance.

     (b) Annual Incentives/Bonuses. Bonuses are not granted to senior officers as a regular component of compensation. Contributions to the 401(k) plan on behalf of all employees who defer into the plan are based on bank performance as a percentage of assets.

          The committee believes that the total compensation awarded to the CEO and other officers of CNB is consistent with the committee's objectives. The amounts paid to individual executives are consistent with competition within the market and with banks of similar size as reflected by individual performance of each executive, and are rationally linked with the fulfillment of corporate objectives and corporate financial performance.

     The following graph compares the yearly percentage change in CNB's (and prior to CNB's formation, the bank's) cumulative total shareholder return on common stock for the five-year period ending December 31, 2004, with the cumulative total return of the CoreData Index (SIC Code Index 6712-Bank Holding Companies). Shareholders may obtain a copy of the index by calling CoreData Financial Information, at telephone number (804) 649-6923. There is no assurance that CNB's stock performance will continue in the future with the same or similar trends as depicted in the graph.

     The information used to determine CNB's cumulative total shareholder return on its common stock is based upon information furnished to CNB or the bank by one or more parties involved in purchases or sales of CNB's (and prior to its formation, the bank's) common stock. There is no public market for CNB's (and prior to its formation, the bank's) common stock and share prices used to determine CNB's cumulative shareholder return are based upon sporadic trading activity in privately negotiated transactions. We have not attempted to verify or determine the accuracy of the representations made to CNB or the bank.

                           COMPARE CUMULATIVE RETURN
                      AMONG CNB FINANCIAL SERVICES, INC.,
                         MGFS INDEX AND SIC CODE INDEX

                              (PERFORMANCE GRAPH)

                                1999     2000     2001    2002     2003     2004
                               ------   ------   -----   ------   ------   ------
CNB Financial Services, INC.   100.00   128.03   94.84   106.38   139.50   140.44
SIC Code Index                 100.00    51.72   75.29    91.16   122.19   140.26
CoreData Index                 100.00    90.27   79.93    63.49    84.52    94.81

                     ASSUMES $100 INVESTED ON NOV. 14, 1997
                          ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING DEC. 31, 2003

SIC Code Index is SIC 6712 Bank Holding Companies
CoreData Index is CoreData Financial Information Composite Market Value Index

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

     The following table sets forth information as of February 21, 2005, relating to the beneficial ownership of the common stock by (a) each person or group known by CNB to own beneficially more than 5% of the outstanding common stock; (b) each of CNB's directors; and (c) all directors and executive officers of CNB as a group. Unless otherwise noted below, the persons named in the table have sole investment power with respect to each of the shares reported as beneficially owned by such person.

NAME AND ADDRESS                                               NUMBER OF SHARES   PERCENT OF CLASS (1)
----------------                                               ----------------   --------------------
Kenneth W. Apple                                                       450                     *
J. Robert Ayers (2)                                                  1,915                     *
John E. Barker (3)                                                  17,600                 3.84
Margaret S. Bartles (4)                                                200                     *
Jay E. Dick (5)                                                     15,691                 3.43
Herbert L. Eppinger (6)                                              2,870                     *
Robert L. Hawvermale (7)                                             3,730                     *
J. Philip Kesecker (8)                                              13,632                 2.98
Jerald McGraw (9)                                                    1,514                     *
Martha H. Quarantillo                                                  400                     *
Thomas F. Rokisky (10)                                               1,546                     *
Charles S. Trump IV (11)                                            11,410                 2.49
Arlie R. Yost (12)                                                   2,210                     *
All directors and executive officers as a group (14 persons)        73,362                16.02
D. Louise Stotler and Deborah Dhayer
   3077 Valley Road, Berkeley Springs, WV, 25411                    47,488                10.37
Mary Lou Trump
   298 Grove Heights Road, Berkeley Springs, WV, 25411              53,470                11.67

*    Indicates holdings of less than 1%.

(1) Includes shares of common stock held by the named individual as of February 21, 2005.

(2)  Includes 1,815 shares held jointly with spouse.

(3) Includes 14,300 shares held jointly with spouse and 3,000 shares held jointly with children.

(4)  Includes 100 shares held jointly with spouse.

(5)  Includes 15,591 shares held jointly with spouse.

(6)  Includes 2,770 shares held jointly with spouse.

(7) Includes 1,200 shares held by spouse and 100 shares held jointly with spouse.

(8) Includes 3,098 shares held by spouse and 1,860 shares held jointly with spouse and 350 held in an educational trust.

(9)  Includes 110 shares held by spouse and 964 shares held jointly with spouse.

(10) Includes 1,425 shares held in an Individual Retirement Account.

(11) Includes 842 shares held by spouse and 300 shares held as custodian for children.

(12) Includes 1,770 shares held jointly with spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     CNB has had and intends to continue to have banking and financial transactions in the ordinary course of business with directors and executive officers of CNB and their associates. Total loans outstanding from CNB at December 31, 2004, to CNB's officers and directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $1,786,246, or approximately 9.8% of total equity capital. These loans do not involve more than the normal risk of collectibility or present other unfavorable features. These loans were made in the ordinary course of business and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.

     Trump and Trump, in which director Charles S. Trump, IV is a partner, performed legal services for CNB and the bank. Fees paid by CNB and the bank to that law firm were $54,227 during 2004.

     CNB, Charles S. Trump, IV and George I. McVey are members in a Limited Liability Company, Morgan County Title Insurance Agency, LLC, which was formed in February 2001. Morgan County Title Insurance Agency, LLC, paid Trump and Trump management fees of $72,328. Charles S. Trump, IV and George
     I. McVey are partners in Trump and Trump.

ITEM 14. PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

     The following fees were paid by CNB and the bank to Smith Elliott Kearns & Company, LLC:

                           2004      2003
                         -------   -------
Audit Fees               $52,400   $58,150
Audit-Related Fees (a)     1,795     8,530
Tax Fees (b)               4,600     4,100
All Other Fees (c)         4,995    19,450

(a) Principally review of information technology controls, consultation about the application of accounting principles to specific transactions, branch cash count procedures and consultation about internal control matters.

(b)  Principally tax compliance services (including federal and state returns).

(c) Principally due diligence procedures related to branch acquisition and agreed upon procedures related to the trust department.

     The audit committee charter requires that the audit committee pre-approve all audit and non-audit services to be provided to the company by the independent accountants; provided, however, that the audit committee has specifically authorized its chairman to pre-approve the provision of any non-audit service to the company. Further, the foregoing pre-approval policies may be waived, with respect to the provision of any non-audit services consistent with the exceptions for federal securities law. All of the services described above for which Smith Elliott Kearns & Company, LLC billed the company for the fiscal year ended December 31, 2004, were pre-approved by the company's audit committee. For the fiscal year ended December 31, 2004, the company's audit committee did not waive the pre-approval requirement of any non-audit services to be provided to CNB by Smith Elliott Kearns & Company, LLC.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  1.   Financial Statements

          The consolidated financial statements listed on the index to Item 8 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

     2.   Financial Statement Schedules

          All schedules applicable to the Registrant are shown in the respective financial statements or in the notes thereto included in this Annual Report.

     3.   Exhibits

          2.2 Articles of Incorporation of CNB Financial Services, Inc. filed as exhibit 3.1 to the Registration Statement on Form S-4, Registration No. 333-36186, filed May 3, 2000 with the Securities and Exchange Commission.

          2.3 Bylaws of CNB Financial Services, Inc. filed as exhibit 3.2 to the Registration Statement on Form S-4, Registration No. 333-36186, filed May 3, 2000 with the Securities and Exchange Commission.

          14   Code of Ethics.

          21 Subsidiaries of CNB Financial Services, Inc. filed as an exhibit hereto.

          31.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.1 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  See (a) 3 above.

(c)  See (a) 1 and 2 above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     CNB Financial Services, Inc.
             (Registrant)


Date March 23, 2005                     /s/ Thomas F. Rokisky
                                        ----------------------------------------
                                        Thomas F. Rokisky, President/CEO


Date March 23, 2005                     /s/ Rebecca S. Stotler
                                        ----------------------------------------
                                        Rebecca S. Stotler, Vice President/CFO
                                        (Principal Financial and
                                        Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 23th March 2005.

              Signatures                           Title
              ----------                           -----


/s/ J. Philip Kesecker                  Chairman and Director
-------------------------------------
J. PHILIP KESECKER


/s/ Thomas F. Rokisky                   President/CEO and Director
-------------------------------------
THOMAS F. ROKISKY


/s/ Kenneth W. Apple                    Director
-------------------------------------
KENNETH W. APPLE


/s/ J. Robert Ayers                     Director
-------------------------------------
J. ROBERT AYERS


/s/ John E. Barker                      Director
-------------------------------------
JOHN E. BARKER


/s/ Margaret S. Bartles                 Director
-------------------------------------
MARGARET S. BARTLES


/s/ Jay E. Dick                         Director
-------------------------------------
JAY E. DICK


/s/ Herbert L. Eppinger                 Director
-------------------------------------
HERBERT L. EPPINGER


/s/ Robert L. Hawvermale                Director
-------------------------------------
ROBERT L. HAWVERMALE


/s/ Jerald McGraw                       Director
-------------------------------------
JERALD MCGRAW


/s/ Martha H. Quarantillo               Director
-------------------------------------
MARTHA H. QUARANTILLO


/s/ Charles S. Trump IV                 Director
-------------------------------------
CHARLES S. TRUMP IV


/s/ Arlie R. Yost                       Director
-------------------------------------
ARLIE R. YOST