Form 10-Q
period 2005-03-31
CNB FINANCIAL SERVICES INC
filed 2005-05-13
CIK 1113336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM - TO --

                         Commission file number 0-30665

                          CNB Financial Services, Inc.

             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

            West Virginia                                55-0773918
  -------------------------------           ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

101 S. Washington Street, Berkeley Springs, WV               25411
----------------------------------------------             ----------
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

    Common Stock $1 par value, 458,048 shares outstanding as of May 12, 2005.

                          CNB FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS


PART 1:        FINANCIAL INFORMATION
                                                                                                               PAGE

   Item 1    Financial Statements

               Consolidated Statements of Financial Condition as of March 31, 2005 (Unaudited)
                  and December 31, 2004.......................................................................   3

               Consolidated  Statements  of  Income  for the  Three  Months  ended  March  31,  2005 and 2004
                  (Unaudited).................................................................................   4

               Consolidated Statements of Changes in Shareholders' Equity for the Three
                   Months Ended March 31, 2005 (Unaudited) and the Year Ended December 31, 2004...............   5

               Consolidated Statements of Cash Flows for the Three Months

                   Ended March 31, 2005 and 2004 (Unaudited)..................................................   6

               Notes to Consolidated Financial Statements (Unaudited).........................................   7

   Item 2.     Management's Discussion and Analysis of Financial Condition and

                 Results of Operations for the Three Months ended March 31, 2005..............................  13

   Item 3.     Quantitative and Qualitative Disclosures about Market Risk.....................................  21

   Item 4.     Controls and Procedures........................................................................  22

PART II:       OTHER INFORMATION

   Item 1.     Legal  Proceedings.............................................................................  23

   Item 6.     Exhibits and Reports on Form 8-K...............................................................  23

               SIGNATURES.....................................................................................  24

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

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                             MARCH 31,      DECEMBER 31,
                                ASSETS                                        2005             2004
                                                                          -------------    -------------
                                                                           (Unaudited)
Cash and due from banks                                                   $   7,206,423    $  10,047,939
Federal funds sold                                                                7,000           91,000
Securities available for sale
   (at approximate market value)                                             54,482,243       59,740,291
Federal Home Loan Bank stock, at cost                                           881,000        1,169,800
Federal Reserve Bank stock, at cost                                             129,650          129,650
Loans and lease receivable, net                                             159,198,466      154,919,582
Accrued interest receivable                                                   1,010,446        1,042,573
Premises and equipment, net                                                   6,216,349        6,044,446
Deferred income taxes                                                           858,595          512,224
Cash surrender value of life insurance                                        1,174,843        1,168,922
Intangible assets                                                               708,691          738,057
Other assets                                                                    517,278        1,393,582
                                                                          -------------    -------------

         TOTAL ASSETS                                                     $ 232,390,984    $ 236,998,066
                                                                          =============    =============
           LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
        Demand                                                            $  39,246,846    $  36,965,406
        Interest-bearing demand                                              48,618,047       48,055,089
        Savings                                                              32,183,577       31,981,754
        Time, $100,000 and over                                              30,503,972       34,265,305
        Other time                                                           55,648,559       56,460,984
                                                                          -------------    -------------
                                                                          $ 206,201,001    $ 207,728,538
   Accrued interest payable                                                     512,576          543,551
   FHLB borrowings                                                            5,500,000        8,600,000
  Securities sold under repurchase agreement                                    222,023          216,909
   Accrued expenses and other liabilities                                     1,880,150        1,760,328
                                                                          -------------    -------------

         TOTAL LIABILITIES                                                $ 214,315,750    $ 218,849,326
                                                                          -------------    -------------

SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000  shares
       authorized; 458,048 shares outstanding                             $     458,048    $     458,048
   Capital surplus                                                            3,863,592        3,863,592
   Retained earnings                                                         14,700,363       14,172,144
   Accumulated other comprehensive income                                      (946,769)        (345,044)
                                                                          -------------    -------------

         TOTAL SHAREHOLDERS' EQUITY                                       $  18,075,234    $  18,148,740
                                                                          -------------    -------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 232,390,984    $ 236,998,066
                                                                          =============    =============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                        ----------------------------
                                                          2005              2004
                                                        -----------      -----------
INTEREST INCOME
   Interest and fees on loans                           $ 2,509,694      $ 2,384,198
   Interest and dividends on securities
      U.S. Government agencies and
         corporations                                       357,226          243,549
      Mortgage backed securities                             91,304           89,731
      State and political subdivisions                      107,681           44,978
      Other                                                   6,957            2,863
   Interest on federal funds sold                               230            2,785
                                                        -----------      -----------
                                                        $ 3,073,092      $ 2,768,104
                                                        -----------      -----------
INTEREST EXPENSE
   Interest on interest bearing demand,                 $   771,006      $   778,859
     savings and time deposits
   Interest on FHLB borrowings                               37,096            2,900
                                                        -----------      -----------
                                                        $   808,102      $   781,759
                                                        -----------      -----------

           NET INTEREST INCOME                          $ 2,264,990      $ 1,986,345

PROVISION FOR LOAN LOSSES                                   106,000           87,000
                                                        -----------      -----------
           NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES                   $ 2,158,990      $ 1,899,345
                                                        -----------      -----------

NONINTEREST INCOME
   Service charges on deposit accounts                  $   257,481      $   257,189
   Other service charges, commissions
      and fees                                              129,994           89,247
   Insurance commissions                                     38,139           33,002
   Other operating income                                    17,215           17,531
   Net gain on sale of securities                                 -           49,876
   Income from title company                                  6,510            9,829
                                                        -----------      -----------
                                                        $   449,339      $   456,674
                                                        -----------      -----------
NONINTEREST EXPENSES
   Salaries                                             $   704,829      $   595,918
   Employee benefits                                        268,530          217,879
   Occupancy of premises                                     90,333           77,906
   Furniture and equipment expense                          202,741          202,054
   Other operating expenses                                 504,306          415,888
   Net loss on sale of securities                             2,065                -
                                                        -----------      -----------
                                                        $ 1,772,804      $ 1,509,645
                                                        -----------      -----------

            INCOME BEFORE INCOME TAXES                  $   835,525      $   846,374

PROVISION FOR INCOME TAXES                                  307,306          277,505
                                                        -----------      -----------

            NET INCOME                                  $   528,219      $   568,869
                                                        ===========      ===========
BASIC EARNINGS PER SHARE                                $      1.15      $      1.24
                                                        ===========      ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

                                                                                       ACCUMULATED
                                                                                          OTHER           TOTAL
                                                    COMMON    CAPITAL      RETAINED   COMPREHENSIVE    SHAREHOLDERS'
                                                    STOCK     SURPLUS      EARNINGS      INCOME           EQUITY
                                                  ---------  -----------  ----------- -------------    ------------
BALANCE, DECEMBER 31, 2003                        $ 458,048  $ 3,863,592  $12,460,556   $ (213,255)    $ 16,568,941
                                                                                                       ------------
Comprehensive income:
   Net income for 2004                                    -            -    2,343,693            -        2,343,693
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $65,354)            -            -            -     (106,630)        (106,630)
  Change in minimum pension liability
     adjustment (net of tax of $15,419)                                                    (25,159)         (25,159)
                                                                                                       ------------
Total Comprehensive Income                                -            -            -            -        2,211,904
                                                                                                       ------------
Cash dividends ($1.38 per share)                          -            -     (632,105)           -         (632,105)
                                                  ---------  -----------  -----------   ----------     ------------

BALANCE, DECEMBER 31, 2004                        $ 458,048  $ 3,863,592  $14,172,144   $ (345,044)    $ 18,148,740
                                                                                                       ------------
Comprehensive income:
   Net income for three months
     ended March 31, 2005                                 -            -      528,219            -          528,219
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $368,799)           -            -            -     (601,725)        (601,725)
                                                                                                       ------------
Total Comprehensive Income (Loss)                         -            -            -            -          (73,506)
                                                  ---------  -----------  -----------   ----------     ------------
BALANCE, MARCH 31, 2005                           $ 458,048  $ 3,863,592  $14,700,363   $ (946,769)    $ 18,075,234
                                                  =========  ===========  ===========   ==========     ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                       ----------------------------
                                                                           2005            2004
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $    528,219    $    568,869
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                          195,698         171,462
     Provision for loan losses                                              106,000          87,000
     Deferred income taxes                                                   22,428               -
     Net loss (gain) on sale of securities                                    2,065         (49,876)
     Decrease in accrued interest receivable                                 32,127          63,708
     Decrease in other assets                                               819,149         317,494
     (Decrease) in accrued interest payable                                 (30,975)        (33,585)
     Increase in accrued expenses and other liabilities                     119,822          74,450
     Amortization of deferred loan (fees) cost                               13,128             484
     Amortization (accretion) of premium and discount on investments         14,394          19,291
                                                                       ------------    ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                     $  1,822,055    $  1,219,297
                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) in loans                                           $ (4,398,012)   $ (3,308,211)
     Proceeds from sales of securities                                   14,832,347       3,900,535
     Proceeds from maturities, repayments and calls of securities           396,697       9,144,734
     Purchases of securities                                            (10,957,979)     (6,920,919)
     Purchases of Federal Home Loan Bank stock                           (1,209,700)       (230,100)
     Redemptions of Federal Home Loan Bank stock                          1,498,500         388,400
     Purchases of premises and equipment                                   (281,080)       (177,996)
     Net (increase) decrease in federal funds sold                           84,000      (3,915,000)
     Premiums paid on life insurance                                         (5,921)         (5,921)
                                                                       ------------    ------------
         NET CASH (USED IN) INVESTING ACTIVITIES                       $    (41,148)   $ (1,124,478)
                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand and savings deposits                        $  3,046,221    $  5,197,282
    Net (decrease) in time deposits                                      (4,573,758)     (1,348,005)
    Net increase in securities sold under repurchase agreement                5,114               -
    Net (decrease) in FHLB borrowings                                    (3,100,000)     (1,200,000)
                                                                       ------------    ------------
         NET CASH PROVIDED BY (USED IN)  FINANCING ACTIVITIES          $ (4,622,423)   $  2,649,277
                                                                       ------------    ------------

         NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS         $ (2,841,516)   $  2,744,096
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           10,047,939       7,641,280
                                                                       ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  7,206,423    $ 10,385,376
                                                                       ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period:
               Interest                                                $    839,077    $    815,344

The Notes to Consolidated Financial Statements are an integral part of these statements.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Basis of Presentation and Contingencies

            In the opinion of CNB Financial Services, Inc. ("CNB" or the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB financial condition as of March 31, 2005 and the results of operations for the three months ended March 31, 2005 and 2004 and cash flows for the three months ended March 31, 2005 and 2004.

            The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q. These financial statements should be read in conjunction with the consolidated financial statements and the notes included in CNB's Annual Report for the year ended December 31, 2004.

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

Note 3. Securities

            The amortized cost and estimated market value of debt securities at March 31, 2005 and December 31, 2004 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

            Securities are summarized as follows:


                                                                    MARCH 31, 2005                      WEIGHTED
                                         -----------------------------------------------------------    AVERAGE
                                                            GROSS           GROSS         ESTIMATED       TAX
                                         AMORTIZED        UNREALIZED      UNREALIZED         FAIR      EQUIVALENT
                                            COST            GAINS           LOSSES          VALUE        YIELD
                                         -----------      ----------     -----------     -----------   ----------
Available for sale:
    U.S. Government agencies
     and corporations
     Within one year                     $ 2,003,406      $        -     $    38,606     $ 1,964,800      4.25%
     After 1 but within 5 years            4,917,209               -         115,384       4,801,825      3.99%
     After 5 but within 10 years          27,457,351               -         626,973      26,830,378      4.44
                                         -----------      ----------     -----------     -----------
                                         $34,377,966      $        -     $   780,963     $33,597,003      4.37%
                                         -----------      ----------     -----------     -----------
States and political subdivisions
     Within one year                     $   873,762      $    9,345     $         -     $   883,107      3.83%
     After 1 but within 5 years            2,012,255           3,106          26,527       1,988,834      2.83%
     After 5 but within 10 years          10,271,762          45,506         132,765      10,184,503      3.51
                                         -----------      ----------     -----------     -----------
                                         $13,157,779      $   57,957     $   159,292     $13,056,444      3.43%
                                         -----------      ----------     -----------     -----------
    Mortgage backed securities           $ 7,996,674      $        -     $   167,878     $ 7,828,796      4.49%
                                         -----------      ----------     -----------     -----------

Total securities available for sale      $55,532,419      $   57,957     $ 1,108,133     $54,482,243      4.16%
                                         ===========      ==========     ===========     ===========
Restricted:

    Federal Reserve Bank stock           $   129,650      $        -     $         -     $   129,650      6.00%
    Federal Home Loan Bank stock             881,000               -               -         881,000      2.86
                                         -----------      ----------     -----------     -----------
Total restricted investments             $ 1,010,650      $        -     $         -     $ 1,010,650      3.26%
                                         ===========      ==========     ===========     ===========

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3. Securities (continued)

                                                              DECEMBER 31, 2004                    WEIGHTED
                                         -----------------------------------------------------      AVERAGE
                                                          GROSS       GROSS         ESTIMATED        TAX
                                          AMORTIZED     UNREALIZED  UNREALIZED        FAIR        EQUIVALENT
                                            COST          GAINS       LOSSES          VALUE          YIELD
                                         -----------    ----------  -----------    -----------    ----------
Available for sale:
    U.S. Government agencies
      and corporations
      Within one year                    $11,846,301    $  109,738  $    49,839    $11,906,200          3.81%
      After 1 but within 5 years           8,906,924        49,196       35,373      8,920,747          4.14
      After 5 but within 10 years         18,454,860        40,148      207,732     18,287,276          4.16
                                         -----------    ----------  -----------    -----------
                                         $39,208,085    $  199,082  $   292,944    $39,114,223          4.05%
                                         -----------    ----------  -----------    -----------

    States and political subdivisions
      After 1 but within 5 years         $ 1,663,643    $    4,690  $     3,714    $ 1,664,619          3.95%
      After 5 but within 10 years         10,541,257       106,488       48,389     10,599,356          6.09
                                         -----------    ----------  -----------    -----------
                                         $12,204,900    $  111,178  $    52,103    $12,263,975          5.80%
                                         -----------    ----------  -----------    -----------

    Mortgage backed securities           $ 8,406,958    $   17,066  $    61,931    $ 8,362,093          4.49%
                                         -----------    ----------  -----------    -----------

Total securities available for sale      $59,819,943    $  327,326  $   406,978    $59,740,291          4.38%
                                         ===========    ==========  ===========    ===========

Restricted:
    Federal Reserve Bank stock           $   129,650    $        -  $         -    $   129,650          6.00%
    Federal Home Loan Bank stock           1,169,800             -            -      1,169,800          2.43
                                         -----------    ----------  -----------    -----------
Total restricted investments             $ 1,299,450    $        -  $         -    $ 1,299,450          2.79%
                                         ===========    ==========  ===========    ===========

            The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $31,999,255 at March 31, 2005 and $32,538,864 at December 31, 2004. Also, a security with a carrying value of $242,025 is designated for customer repurchase agreements at March 31, 2005 and $247,275 at December 31, 2004.

            Proceeds from sales of securities available for sale (excluding maturities) during the three months ended March 31, 2005 and the year ended December 31, 2004 were $14,832,347 and $6,391,436, respectively. Gross gains (losses) of $77,075 and $(79,140) during the three months ended March 31, 2005 and $135,546 and $(0) for the year ended December 31, 2004 were realized on the respective sales.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3. Securities (continued)

            The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2005.

                                       LESS THAN 12 MONTHS        12 MONTHS OR MORE                TOTAL
                                    -------------------------  ------------------------  -------------------------
                                       FAIR        UNREALIZED     FAIR       UNREALIZED      FAIR       UNREALIZED
   DESCRIPTION OF SECURITIES           VALUE         LOSSES       VALUE        LOSSES       VALUE         LOSSES
--------------------------------    -----------    ----------  ----------    ----------  -----------    ----------
U.S. government agenices
  and corporations                  $25,543,222    $  571,507  $4,023,950    $  209,455  $29,567,172    $  780,962

State and political subdivisions      9,993,902       159,292           -             -    9,993,902       159,292

Mortgage backed securities            7,008,791       131,911     820,005        35,967    7,828,796       167,878
                                    -----------    ----------  ----------    ----------  -----------    ----------
Total temporarily impaired
  securities                        $42,545,915    $  862,710  $4,843,955    $  245,422  $47,389,870    $1,108,132
                                    ===========    ==========  ==========    ==========  ===========    ==========

Note 4. Loans and Leases Receivable

            Major classifications of loans at March 31, 2005 and December 31, 2004, were as follows:

                                     MARCH 31,      DECEMBER 31,
                                      2005             2004
                                  -------------     -------------
Loans:
 Real estate                      $ 111,291,187     $ 108,158,901
 Commercial real estate              23,897,552        22,758,761
 Consumer                            16,185,733        16,404,853
 Commercial                           9,173,378         8,880,771
 Overdrafts                              66,884            82,556
                                  -------------     -------------
                                  $ 160,614,734     $ 156,285,842

Leases:                                 161,945           166,389
                                  -------------     -------------
                                  $ 160,776,679     $ 156,452,231
Net deferred loan fees, costs,
  premiums and discounts                276,315           274,800
Allowance for loan losses            (1,854,528)       (1,807,449)
                                  -------------     -------------
                                  $ 159,198,466     $ 154,919,582
                                  =============     =============

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 4. Loans and Leases Receivable (continued)

            An analysis of the allowance for possible loan losses is as follows:

                                     MARCH 31,              DECEMBER 31,
                            ---------------------------     ------------
                               2005            2004            2004
                            -----------     -----------     ------------
Balance, Beginning          $ 1,807,449     $ 1,607,763     $  1,607,763
    Provision charged to
        operations              106,000          87,000          393,000
    Recoveries                   41,130          77,705          158,850
    Loans charged off          (100,051)       (100,067)        (352,164)
                            -----------     -----------     ------------
Balance, Ending             $ 1,854,528     $ 1,672,401     $  1,807,449
                            ===========     ===========     ============

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

                                                                MARCH 31,         DECEMBER 31,
                                                          --------------------    ------------
                                                            2005       2004           2004
                                                          --------    --------    ------------
Nonaccrual  loans                                         $276,387    $780,530    $    380,731
Loans past due 90 days or more still accruing interest           -           -               -
                                                          --------    --------    ------------
     Total                                                $276,387    $780,530    $    380,731
                                                          ========    ========    ============

Note 5. Time Deposits

            At March 31, 2005, the scheduled maturities of time deposits are as follows:

                             TIME DEPOSITS           ALL TIME
                           $100,000 AND OVER         DEPOSITS
                           -----------------        -----------
Within 3 months              $ 2,004,774            $ 6,375,373
3 months thru 6 months           774,681              3,890,602
6 months thru 12 months        1,263,594              7,080,046
Over 12 months                26,460,923             68,806,510
                             -----------            -----------
                             $30,503,972            $86,152,531
                             ===========            ===========

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 6. Federal Home Loan Bank Borrowings

                                          MARCH 31,          DECEMBER 31,
                                 -------------------------  --------------
                                     2005          2004          2004
                                 -----------  ------------  --------------
Federal Home Loan Bank advances  $ 5,500,000  $          -  $    8,600,000

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

Note 7. Supplemental Retirement Plan

            On January 2, 2004, the Bank entered into a nonqualified supplemental retirement benefit agreement with the President which when fully vested would pay the President or his beneficiary an amount of $30,000 per year for 10 years beginning June 11, 2011, if he retires on or after May 29, 2011. Termination of employment prior to that date other than by reasons of death or disability will result in a reduced benefit. The expense for the three months ended March 31, 2005 was $8,160.

Note 8. New Branch

            On December 15, 2003, the Bank purchased a parcel of land in Falling Waters, Berkeley County, West Virginia for $503,261 to construct a new branch facility. Construction on the new facility began August 2004 and was completed in April 2005. The Bank's total cost to construct the new branch location totaled $966,005.

Note 9. Supplemental Health Insurance Plan

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

         The Bank was organized on June 20, 1934, and has operated in Berkeley Springs in Morgan County, West Virginia, as a national banking association continuously since that time. The Bank is a full-service commercial bank conducting general banking and trust activities through five full-service offices and five automated teller machines located in Morgan and Berkeley Counties, West Virginia and Washington County, Maryland. The Bank's sixth full-service branch and ATM opened in April 2005 in Berkeley County, West Virginia. The Bank formed CNB Insurance Services, Inc., a wholly owned subsidiary, which is a property and casualty insurance agency selling primarily personal lines of insurance.

         The Bank purchased a parcel of land in Falling Waters, Berkeley County, West Virginia on December 15, 2003 for $503,261 to construct a new branch facility. Construction on the new branch facility began in August 2004 and was completed in April 2005. On April 27, 2005, the new branch building opened.

         On January 26, 2004, CNB entered into an agreement to purchase certain assets and liabilities associated with the Hancock Branch of Fidelity Bank, a subsidiary bank of Mercantile Bankshares Corporation (formerly Home Federal). The purchase, which took place on June 11, 2004, increased the assets and liabilities of CNB by $14.6 million. CNB assumed responsibility for all the deposit services including checking, savings and certificates of deposit. Additionally, CNB acquired loans, equipment and leasehold improvements and assumed the lease for the real estate located at 333 East Main Street, Hancock, Maryland.

         The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three months ended March 31, 2005 and 2004. This discussion may include forward-looking statements based upon management's expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion and have based all average balances on daily averages.

   CRITICAL ACCOUNTING POLICIES

         CNB has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of CNB's consolidated financial statements. The significant accounting policies of CNB are described in "Item 1, Critical Accounting Policies" and Note 1: Summary of Significant Accounting Policies of the Consolidated Financial Statements on Form 10-K as of December 31, 2004, and along with the disclosures presented in other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers to be critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgment and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

         CNB views the determination of the allowance for loan losses as a critical accounting policy that requires the most significant judgments, assumptions and estimates used in the preparation of its consolidated financial statements. For a more detailed discussion on the allowance for loan losses, see Nonperforming Loans and Allowance For Loan Losses in the Management's Discussion and Analysis and Allowance for Loan Losses in Note 1:
   Summary of Significant Accounting Policies and Note 4: Loans and Leases Receivable in the Notes to Consolidated Financial Statements in the Form 10-K for December 31, 2004.

   EARNINGS SUMMARY

         Net income for the three months ended March 31, 2005 was $528,000 or $1.15 per share compared to $569,000 or $1.24 per share for the same period in 2004. Annualized return on average assets and average equity were .9% and 11.4% respectively, for the three months ended March 31, 2005, compared with 1.1% and 13.5%, respectively, for the three months ended March 31, 2004.

         Earnings projections for the remainder of 2005 show net income to decrease due to the additional expenses related to the opening of the new branch facility and the additional costs of compliance with the provisions of the Sarbanes-Oxley Act of 2002.

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

         Net interest income for the three months ended March 31, 2005 increased by $279,000 or 14.0% over the same period in 2004. Interest income for the three months ended March 31, 2005 increased by $305,000 or 11.0% compared to the same period in 2004, while interest expense increased by $26,000 or 3.4% during the three months ended March 31, 2005, as compared to the same period in the prior year.

         Increased net interest income for the three month period is attributable in part to a higher level of net interest earning assets offset by a decrease in the rates earned thereon. Although interest expense paid on interest bearing liabilities increased due to an increase in the outstanding balance of interest bearing liabilities, the increase in deposit growth was at a slower pace than the increase in loan and investment growth. While the Bank experienced a shift in the asset mix from higher yielding loans to lower yielding investment securities, there was also a shift in the deposit mix from higher interest bearing time deposits to lower interest bearing deposit accounts. The decrease in the rates earned on interest earning assets is due to the current economic conditions.

         During the first quarter of 2005 compared to the same period in 2004, average net interest earning assets increased $27.3 million or 14.6% and average net interest bearing liabilities increased $21.4 million or 14.0% contributed to increased net interest income. CNB experienced a 2 basis point decrease in the ratio of net interest income to average interest earning assets. The 19 point decrease in rates earned on average interest earning assets offset by a 20 basis point decrease in rates paid on average interest bearing liabilities resulted in the decrease in the net interest margin.

         See Table 1 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential.

         The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities.

     TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                                MARCH 31, 2005                    MARCH 31, 2004
                                                       --------------------------------  -------------------------------
                                                          QTR                               QTR
                                                        AVERAGE       QTR       YIELD/    AVERAGE       QTR      YIELD/
                                                        BALANCE     INTEREST   RATE (4)   BALANCE     INTEREST  RATE (4)
                                                       ---------   ---------   --------  ---------   ---------  --------
                                                                       (IN THOUSANDS OF DOLLARS)
Interest earning assets:
   Federal funds sold                                  $      40   $       -     2.37%   $   1,258   $       3    0.91%
   Securities:
     Taxable                                              43,018         456     4.24       31,602         336    4.25
     Tax-exempt (1)                                       12,674         108     5.16        5,361          45    5.09
   Loans (net of unearned interest) (2)(5)(6)            158,168       2,437     6.16      148,420       2,322    6.26
                                                       ---------   ---------     ----    ---------   ---------    ----
        Total interest earning assets (1)              $ 213,900   $   3,001     5.61%   $ 186,641   $   2,706    5.80%
                                                       ---------   ---------     ----    ---------   ---------    ----

Nonearning assets:
   Cash and due from banks                             $   9,850                         $   9,008
   Bank premises and equipment, net                        6,116                             5,264
   Other assets                                            4,247                             3,017
   Allowance for loan losses                              (1,872)                           (1,663)
                                                       ---------                         ---------
        Total assets                                   $ 232,241                         $ 202,267
                                                       =========                         =========

Interest bearing liabilities:
   Savings deposits                                    $  31,778   $      39     0.49%   $  25,197   $      31    0.49%
   Time deposits                                          87,734         541     2.47       92,450         661    2.86
   NOW accounts                                           39,128         170     1.74       25,290          69    1.09
   Money market accounts                                  10,011          21     0.84        9,082          18    0.79
   Borrowings                                              5,633          37     2.63          893           3    1.34
                                                       ---------   ---------     ----    ---------   ---------    ----
        Total interest bearing liabilities             $ 174,284   $     808     1.85%   $ 152,912   $     782    2.05%
                                                       ---------   ---------     ----    ---------   ---------    ----

Noninterest bearing liabilities:
   Demand deposits                                     $  37,195                         $  30,159
   Other liabilities                                       2,291                             2,287
   Shareholders' equity                                   18,471                            16,909
                                                       ---------                         ---------
        Total liabilities and
           shareholders' equity                        $ 232,241                         $ 202,267
                                                       =========                         =========

                                                                   ---------                         ---------
Net interest income (1)                                            $   2,193                         $   1,924
                                                                   =========                         =========

Net interest spread (3)                                                          3.76%                            3.75%
                                                                                 ====                             ====

Net interest income to average
   interest earning assets (1)                                                   4.10%                            4.12%
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

(5) Interest income on loans excludes fees of $72,000 in 2005 and $62,000 in 2004.

(6) Interest income on loans includes fees of $15,484 in 2005 and $36,431 in 2004 from the Business Manager Program, student loans and lease receivables.

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

         The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended March 31, 2005, and March 31, 2004, amounted to $106,000 and $87,000, respectively. Loan quality remains stable, past dues are minimal and nonaccruals have decreased for the same period. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require additional reserves as a result of their examination of the bank. See "Nonperforming Assets and Allowance for Loan Losses" for further discussion.

   NONINTEREST INCOME

         Noninterest income for the three months ended March 31, 2005 decreased $8,000 or 1.6% to $449,000 from $457,000 in the first quarter of 2005. The decrease in noninterest income is attributable to a decrease in gain on sale of investment securities offset by an increase in fees generated from the insurance commissions, ATM and debit card fees and trust fee income. Insurance commissions increased due to general rate increases from the insurance companies and a slight increase in new written business for the first quarter. The increase in fees related to the ATM and debit card have a direct correlation to the increased deposit base of the bank. Trust fees increased due to the assets under management increased 20% over the same period last year, the fee schedule for trust fees was increased by 10% during the fourth quarter of 2004 and fee income was received for the settlement of an estate during the first quarter of 2005.

   NONINTEREST EXPENSES

         Noninterest expenses for the three months ended March 31, 2005, increased $263,000 or 17.4%. Salaries increased due to normal merit increases, several new hires and salaries for employees of the Hancock branch acquired during the second quarter 2004. Employee benefits increased due to an increase in pension expense and the increased number of employees. Although, the bank changed its health insurance program, effective January 1, 2005, to a high deductible plan with reduced per employee premiums the insurance expense for the first quarter 2005 showed a slight increase over the same period last year due to the increased number of employees. Concurrent with the creation of the high deductible insurance plan, the Bank established a vested health contribution plan which enables the Bank to contribute to health reimbursement accounts for each employee on the plan. A $14,000 expense was incurred in the first quarter of 2005 for the health reimbursement accounts. The increase in occupancy expense was due to increases in general utilities costs and supply costs for operating the bank. The increase in other operating expenses was due to an increase in postage, data processing expense, debit card expense, outside service fees, audit, tax and accounting fees and the amortization of premium purchased for the Hancock branch facility. These increases were offset by decreases in bounce protection expense and business manager expense. The increase in postage and debit card expense is a direct result of the increased deposit base of the bank. Outside service fees and audit, tax and accounting fees increased due to additional costs of compliance with new banking regulations and the provisions of the Sarbanes-Oxley Act of 2002. Bounce protection expense decreased due to the expiration of the Bank's contract with Pinnacle Financial Strategies in February 2004. Business manager expense decreased due to a decrease in the volume of receivables the bank purchased in the first quarter of 2005 due to a decline in customer need for the program.

   INCOME TAXES

         The Bank's provision for income taxes increased $30,000 or 10.7% to $307,000 for the three months ended March 31, 2005. The effective tax rates for the first quarter of 2005 and 2004 were 36.8% and 32.8%, respectively. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities and certain non deductible expenses.

   FINANCIAL CONDITION

         The Bank's total assets as of March 31, 2005 decreased $4.6 million or 1.9% to $232.4 million from December 31, 2004 due primarily to a $2.8 million decrease in cash and due from banks, $5.6 million decrease in investment securities and $876,000 decrease in other assets offset by a $4.3 million increase in loans. The decrease in other assets is due to WV Housing Clearing account for loans in process balance being greater at December 31, 2004 than March 31, 2005 due to the timing of the settlement of these loans. The Bank's total liabilities decreased $4.5 million or 2.1% to $214.3 million from December 31, 2004 due to a $1.5 million decrease in deposits and $3.1 million decrease borrowings. Shareholders' equity decreased $74,000 to $18.1 million at March 31, 2005, primarily due to net income of $528,000 offset by a $602,000 decrease in accumulated other comprehensive income. The $602,000 decrease in accumulated other comprehensive income is a direct result of the decline in market value of available for sale securities. The components of accumulated other comprehensive income at March 31, 2005 and December 31, 2004, were unrealized gains and losses on available for sale securities, net of deferred income taxes and minimum pension liability adjustment, net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results unless the securities are actually sold.

   LOAN PORTFOLIO

         At March 31, 2005, total loans increased $4.3 million or 2.8% to $159.2 million from $154.9 million at December 31, 2004. This increase is mainly a result of a focused effort by all loan officers to generate loans. Loan officers have increased personal contact with realtors, auto dealers and commercial businesses during the first three months of 2005. In addition, the Bank offered a fixed rate residential mortgage promotion and a mortgage program in which the Bank pays up to $2,000 of certain closing costs during the first quarter of 2005. The Bank and its branches are centered in a naturally growing part of West Virginia. Berkeley County was recently rated the 3rd most populous county in West Virginia and in the top 100 for the fastest growing counties in the United States.

   NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

         Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, restructured loans and other real estate owned. The following table summarized the Bank's nonperforming assets as of the periods shown:

                                                     MARCH 31,                 DECEMBER 31,
                                           -----------------------------       -----------
                                              2005              2004              2004
                                           -----------       -----------       -----------
 Nonaccrual loans                          $   276,387       $   780,530       $   380,731

 Loans past due 90 days or more
    still accruing interest                          -                 -                 -
                                           -----------       -----------       -----------
 Total nonperforming loans                 $   276,387       $   780,530       $   380,731
                                           -----------       -----------       -----------

 Other real estate owned                   $         -       $         -       $         -
                                           -----------       -----------       -----------

 Total nonperforming assets                $   276,387       $   780,530       $   380,731
                                           ===========       ===========       ===========

 Nonperforming loans/Total loans                  0.17%             0.53%             0.25%
 Nonperforming assets/Total assets                0.12%             0.38%             0.16%
 Allowance for loan losses/Total loans            1.16%             1.13%             1.17%

            As of March 31, 2005, the Bank has no loans which management considers to be impaired. Management is aware of four borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $2.1 million. A specific allowance of $65,000 related to these loans has been established as part of the allowance for loan losses. The loans are collateralized and management anticipates any additional potential loss would be minimal.

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

            The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. At March 31, 2005, the allowance for loans losses totaled $1.9 million compared to $1.8 million at December 31, 2004. The allowance for loans losses as a percentage of loans was 1.2% as of March 31, 2005 and December 31, 2004.

       An analysis of the allowance for loan losses is summarized below:

In thousands                         MARCH 31,                   DECEMBER 31,
                              ------------------------     ------------------------
                                       2005                         2004
                              ------------------------     ------------------------
                                           PERCENT OF                  PERCENT OF
                                         LOANS IN EACH                LOANS IN EACH
                                          CATEGORY TO                  CATEGORY TO
                              AMOUNT      TOTAL LOANS      AMOUNT      TOTAL LOANS
                              ------     -------------     ------     -------------
Commercial, financial         $  863          21 %         $  810          20 %
    and agriculture
Real estate - residential        476          69              467          69
     mortgage
Installment and other            304          10              323          11
Unallocated                      212         N/A              207         N/A
                              ------         ---           ------         ---
       Total                  $1,855         100 %         $1,807         100 %
                              ======         ===           ======         ===

      DEPOSITS

            The Bank's deposits decreased $1.5 million or .7% during the three months ended March 31, 2005. The Bank has experienced a slight change in the deposit account mix during the first three months of 2005. Moderate growth continues in regular demand, interest-bearing demand and savings deposits. The increase is primarily due to the continued customer growth in the Bank's market area of Morgan and Berkeley Counties, West Virginia and Washington County, Maryland. The Bank experienced an overall decrease of $4.6 million other time deposits and rate sensitive jumbo certificates of deposit during the first three months of 2005. This decrease is attributable to customers withdrawing funds or closing their 36-month Ultimate Certificates of Deposit on the anniversary date or maturity date due to competitive rate market. The Bank began increasing their rates paid on their certificates of deposit during the end of the first quarter of 2005.

      CAPITAL RESOURCES

            Shareholders' equity decreased $74,000 or .4% during the first three months of 2005 due to $528,000 in net income offset by $602,000 decrease in accumulated other comprehensive income. The Bank is subject to regulations of the Office of the Comptroller of the Currency that impose certain minimum regulatory capital requirements. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was "well capitalized" at March 31, 2005. The following table summarized, as of March 31, 2005, the Bank's capital ratios.

                            Components    Actual    Required
                            of Capital    Ratio      Ratio
                            ----------    ------    --------
Tier 1 Capital              $   17,915       7.7%        4.0%
Total Risk Based Capital    $   19,660      14.2%        8.0%

      RECENTLY ISSUED ACCOUNTING STANDARDS

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

      On March 31, 2005, the FASB issued a final FSP EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance contained within Issue 03-1. Disclosures required by Issue 03-1 have not been deferred. The FASB noted that this delay does not suspend existing accounting requirements for assessing whether impairments of held to maturity and available for sale securities are other-than-temporary, including current guidance for cost method investments.

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

      The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold which totaled $54.5 million, or 23.5% of total assets at March 31, 2005. In addition, liquidity may be generated through loan repayments and over $3.0 million of available borrowing arrangements with correspondent banks. At March 31, 2005, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $1.8 million of cash from operations in the first three months of 2005, which compares to $1.2 million during the same time period in 2004. $4.6 million was used in net financing activities to paydown borrowings and fund deposit runoff through March 31, 2005, which compares to $2.6 million generated from financing activities for the first three months of 2004. These proceeds along with proceeds from the sales and calls of investment securities were used to fund loans and purchase securities during each year. Net cash used in investing activities totaled $41,000 during the first three months of 2005 compared to $1.1 million during the same time period in 2004. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

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

      The Bank's base-line scenario holds the prime rate constant at 5.75 percent through March 2006. Based on the April 2005 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing or decreasing interest rate scenario.

CONTRACTUAL OBLIGATIONS

      During the quarter ended March 31, 2005, the Bank entered into a contract with a consulting firm related to the internal controls assessment, design effectiveness and documentation, and internal control testing to be compliant with the provisions of the Sarbanes-Oxley Act of 2002. This contract will not exceed $160,000. There were no other material changes outside the normal course of business to the quantitative and qualitative disclosures about contractual obligations previously reported on Form 10-K for the year ended December 31, 2004. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" in the Form 10-K for December 31, 2004 for a detailed discussion.

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

      There have been no changes in the Company's internal controls over financial reporting in the fiscal quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

      Presently, the Bank has engaged consultants to assist in the documentation of internal controls and make recommendations for improvements, if necessary, as part of the compliance with Section 404 of the Sarbanes-Oxley Act.

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

CNB Financial Services, Inc.
----------------------------
        (Registrant)

Date       May 12, 2005               /s/ Thomas F. Rokisky, President/CEO
                                      ------------------------------------------

Date       May 12, 2005               /s/ Rebecca S. Stotler, Vice President/CFO
                                      ------------------------------------------