Form 10-Q
period 2005-06-30
CNB FINANCIAL SERVICES INC
filed 2005-08-04
CIK 1113336

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM - TO --

                         Commission file number 0-30665

                          CNB Financial Services, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

          West Virginia                                 55 - 0773918
-------------------------------------       ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  101 S. Washington Street, Berkeley Springs, WV                    25411
-----------------------------------------------------           ---------------
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

                                YES [ ]         NO [X]

The aggregate value of the common stock of the Registrant that was held by non-affiliates as of the most recently completed second fiscal quarter (June 30, 2005), was approximately $25.7 million. This amount was based on the last closing sale price of a share of common stock of $67.00 as of the same date.

  Common Stock $1 par value, 458,048 shares outstanding as of August 3, 2005.

                          CNB FINANCIAL SERVICES, INC.

                               TABLE OF CONTENTS

                                                                                                   PAGE
PART 1: FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Statements of Financial Condition as of June 30, 2005 (Unaudited)
                 and December 31, 2004...........................................................    3

             Consolidated Statements of Income for the Six Months ended June 30, 2005
                 and 2004 (Unaudited)............................................................    4

             Consolidated Statements of Changes in Shareholders' Equity for the Six
                 Months Ended June 30, 2005 (Unaudited) and the Year Ended December 31, 2004.....    5

             Consolidated Statements of Cash Flows for the Six Months
                 Ended June 30, 2005 and 2004 (Unaudited)........................................    6

             Notes to Consolidated Financial Statements (Unaudited)..............................    7

     Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations for the Six Months ended June 30, 2005....................   13

     Item 3. Quantitative and Qualitative Disclosures about Market Risk..........................   22

     Item 4. Controls and Procedures.............................................................   23

PART II:     OTHER INFORMATION

     Item 1. Legal Proceedings...................................................................   24

     Item 6. Exhibits and Reports on Form 8-K....................................................   24

             SIGNATURES..........................................................................   25

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

                  CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                        JUNE 30,     DECEMBER 31,
                 ASSETS                                   2005           2004
                                                      ------------   ------------
                                                      (Unaudited)
Cash and due from banks                               $ 10,020,034   $ 10,047,939
Federal funds sold                                          32,000         91,000
Securities available for sale
   (at approximate market value)                        52,556,107     59,740,291
Federal Home Loan Bank stock, at cost                      993,700      1,169,800
Federal Reserve Bank stock, at cost                        129,650        129,650
Loans and lease receivable, net                        169,240,721    154,919,582
Accrued interest receivable                              1,098,888      1,042,573
Premises and equipment, net                              6,574,962      6,044,446
Deferred income taxes                                      586,722        512,224
Cash surrender value of life insurance                   1,278,684      1,168,922
Intangible assets                                          679,325        738,057
Other assets                                               676,273      1,393,582
                                                      ------------   ------------

         TOTAL ASSETS                                 $243,867,066   $236,998,066
                                                      ============   ============

           LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
        Demand                                        $ 41,049,331   $ 36,965,406
        Interest-bearing demand                         57,417,218     48,055,089
        Savings                                         32,412,355     31,981,754
        Time, $100,000 and over                         30,849,036     34,265,305
        Other time                                      56,644,016     56,460,984
                                                      ------------   ------------
                                                      $218,371,956   $207,728,538
   Accrued interest payable                                515,106        543,551
   FHLB borrowings                                       3,900,000      8,600,000
   Securities sold under repurchase agreement              229,330        216,909
   Accrued expenses and other liabilities                1,880,523      1,760,328
                                                      ------------   ------------

         TOTAL LIABILITIES                            $224,896,915   $218,849,326
                                                      ------------   ------------

SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000  shares
       authorized; 458,048 shares outstanding         $    458,048   $    458,048
   Capital surplus                                       3,863,592      3,863,592
   Retained earnings                                    15,107,345     14,172,144
   Accumulated other comprehensive income                 (458,834)      (345,044)
                                                      ------------   ------------

         TOTAL SHAREHOLDERS' EQUITY                   $ 18,970,151   $ 18,148,740
                                                      ------------   ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $243,867,066   $236,998,066
                                                      ============   ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                  CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    JUNE 30,                   JUNE 30,
                                           ------------------------    ------------------------
                                              2005          2004          2005          2004
                                           ----------    ----------    ----------    ----------
INTEREST INCOME
   Interest and fees on loans              $2,686,015    $2,429,297    $5,195,709    $4,813,495
   Interest and dividends on securities
      U.S. Government agencies and
         corporations                         390,111       251,320       747,337       494,869
      Mortgage backed securities               83,257        76,763       174,561       166,494
      State and political subdivisions        109,772        58,116       217,453       103,094
      Other                                    12,475         7,048        19,432         9,911
   Interest on federal funds sold                 412         4,821           642         7,606
                                           ----------    ----------    ----------    ----------
                                           $3,282,042    $2,827,365    $6,355,134    $5,595,469
                                           ----------    ----------    ----------    ----------
INTEREST EXPENSE
   Interest on interest bearing demand,    $  833,210    $  746,012    $1,604,216    $1,524,871
     savings and time deposits
   Interest on FHLB borrowings                 54,876         1,257        91,972         4,157
                                           ----------    ----------    ----------    ----------
                                           $  888,086    $  747,269    $1,696,188    $1,529,028
                                           ----------    ----------    ----------    ----------

           NET INTEREST INCOME             $2,393,956    $2,080,096    $4,658,946    $4,066,441

PROVISION FOR LOAN LOSSES                     102,000        94,000       208,000       181,000
                                           ----------    ----------    ----------    ----------

           NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES   $2,291,956    $1,986,096    $4,450,946    $3,885,441
                                           ----------    ----------    ----------    ----------

NONINTEREST INCOME
   Service charges on deposit accounts     $  311,907    $  286,844    $  569,388    $  544,033
   Other service charges, commissions
      and fees                                136,106       101,373       266,100       190,620
   Insurance commissions                       39,902        33,711        78,041        66,713
   Other operating income                      16,609        13,455        33,824        30,986
   Net gain on sale of securities               1,491        85,670             -       135,546
   Income from title company                    8,727        17,791        15,237        27,620
                                           ----------    ----------    ----------    ----------
                                           $  514,742    $  538,844    $  962,590    $  995,518
                                           ----------    ----------    ----------    ----------
NONINTEREST EXPENSES
   Salaries                                $  766,896    $  620,503    $1,471,725    $1,216,421
   Employee benefits                          265,638       221,328       534,168       439,207
   Occupancy of premises                      110,084        84,505       200,417       162,411
   Furniture and equipment expense            227,414       210,956       430,155       413,010
   Other operating expenses                   555,975       532,431     1,060,281       948,319
   Net loss on sale of securities                                 -           574             -
                                           ----------    ----------    ----------    ----------
                                           $1,926,007    $1,669,723    $3,697,320    $3,179,368
                                           ----------    ----------    ----------    ----------

            INCOME BEFORE INCOME TAXES     $  880,691    $  855,217    $1,716,216    $1,701,591

PROVISION FOR INCOME TAXES                    281,329       267,391       588,635       544,896
                                           ----------    ----------    ----------    ----------

            NET INCOME                     $  599,362    $  587,826    $1,127,581    $1,156,695
                                           ==========    ==========    ==========    ==========

BASIC EARNINGS PER SHARE                   $     1.31    $     1.28    $     2.46    $     2.52
                                           ==========    ==========    ==========    ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                  CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                 ACCUMULATED
                                                                                                     OTHER          TOTAL
                                                    COMMON          CAPITAL        RETAINED      COMPREHENSIVE   SHAREHOLDERS'
                                                    STOCK           SURPLUS        EARNINGS          INCOME         EQUITY
                                                 ------------    ------------    ------------    -------------   -------------
BALANCE, DECEMBER 31, 2003                       $    458,048    $  3,863,592    $ 12,460,556    $    (213,255)  $  16,568,941
                                                                                                                 -------------
Comprehensive income:

   Net income for 2004                                      -               -       2,343,693                -       2,343,693
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $65,354)              -               -               -         (106,630)       (106,630)
  Change in minimum pension liability
     adjustment (net of tax of $15,419)                                                                (25,159)        (25,159)
                                                                                                                 -------------
Total Comprehensive Income                                  -               -               -                -       2,211,904
                                                                                                                 -------------
Cash dividends ($1.38 per share)                            -               -        (632,105)               -        (632,105)
                                                 ------------    ------------    ------------    -------------   -------------

BALANCE, DECEMBER 31, 2004                       $    458,048    $  3,863,592    $ 14,172,144    $    (345,044)  $  18,148,740
                                                                                                                 -------------
Comprehensive income:
  Net income for six months
     ended June 30, 2005                                    -               -       1,127,581                -       1,127,581
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $69,741)              -               -               -         (113,790)       (113,790)
                                                                                                                 -------------
Total Comprehensive Income (Loss)                           -               -               -                -       1,013,791
                                                                                                                 -------------
Cash dividends ($0.42 per share)                                                     (192,380)                        (192,380)
                                                 ------------    ------------    ------------    -------------   -------------

BALANCE, JUNE 30, 2005                           $    458,048    $  3,863,592    $ 15,107,345    $    (458,834)  $  18,970,151
                                                 ============    ============    ============    =============   =============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                  CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                       ----------------------------
                                                                           2005            2004
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $  1,127,581    $  1,156,695
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                          399,299         349,145
     Provision for loan losses                                              208,000         181,000
     Deferred income taxes                                                   (4,757)              -
     Net loss (gain) on sale of securities                                      573        (135,546)
     (Increase) in accrued interest receivable                              (56,315)        (51,193)
     Decrease in other assets                                               624,056         268,155
     (Decrease) in accrued interest payable                                 (28,445)        (85,528)
     (Increase) in cash surrender value on life insurance in excess
          of premiums paid                                                  (50,940)        (47,936)
     Increase (decrease) in accrued expenses and other liabilities          120,195         (47,286)
     Amortization of deferred loan (fees) cost                               18,900           7,491
     Amortization (accretion) of premium and discount on investments         31,578          40,042
                                                                       ------------    ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                     $  2,389,725    $  1,635,039
                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) in loans                                           $(14,548,039)   $ (5,367,273)
     Proceeds from sales of securities                                   28,614,750       6,391,436
     Proceeds from maturities, repayments and calls of securities           830,255      10,719,660
     Purchases of securities                                            (22,476,503)    (21,982,537)
     Purchases of Federal Home Loan Bank stock                           (2,807,200)       (416,400)
     Redemptions of Federal Home Loan Bank stock                          2,983,300         463,700
     Purchases of premises and equipment                                   (777,830)       (272,490)
     Net (increase) decrease in federal funds sold                           59,000         (40,000)
     Premiums paid on life insurance                                        (58,822)        (58,822)
     Cash from acquired branch                                                    -       5,020,017
                                                                       ------------    ------------
         NET CASH (USED IN) INVESTING ACTIVITIES                       $ (8,181,089)   $ (5,542,709)
                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand and savings deposits                        $ 13,876,655    $  8,727,807
    Net (decrease) in time deposits                                      (3,233,237)     (3,328,820)
    Net increase in securities sold under repurchase agreement               12,421         213,080
    Net (decrease) in FHLB borrowings                                    (4,700,000)       (500,000)
    Cash dividends paid                                                    (192,380)       (178,639)
                                                                       ------------    ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                     $  5,763,459    $  4,933,428
                                                                       ------------    ------------

         NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS         $    (27,905)   $  1,025,758
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           10,047,939       7,641,280
                                                                       ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 10,020,034    $  8,667,038
                                                                       ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period:
               Interest                                                $  1,724,633    $  1,614,556
               Income taxes                                            $    606,000    $    554,009

The Notes to Consolidated Financial Statements are an integral part of these statements.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1. Basis of Presentation and Contingencies

            In the opinion of CNB Financial Services, Inc. ("CNB" or the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB financial condition as of June 30, 2005 and the results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004.

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

Note 3. Securities

            The amortized cost and estimated market value of debt securities at June 30, 2005 and December 31, 2004 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

            Securities are summarized as follows:

                                                              JUNE 30, 2005                         WEIGHTED
                                        --------------------------------------------------------     AVERAGE
                                                          GROSS          GROSS        ESTIMATED        TAX
                                         AMORTIZED     UNREALIZED     UNREALIZED         FAIR       EQUIVALENT
                                           COST           GAINS          LOSSES          VALUE        YIELD
                                        -----------    -----------    -----------    -----------    ----------
Available for sale:
    U.S. Government agencies
      and corporations
      Within one year                   $ 1,000,000    $       500    $         -    $ 1,000,500         5.00 %
      After 1 but within 5 years          8,105,288          9,416         71,882      8,042,822         4.05
      After 5 but within 10 years        23,940,627         35,517        126,644     23,849,500         4.45
                                        -----------    -----------    -----------    -----------
                                        $33,045,915    $    45,433    $   198,526    $32,892,822         4.37 %
                                        -----------    -----------    -----------    -----------

    States and political subdivisions
      After 1 but within 5 years        $ 2,210,120    $     2,979    $    25,703    $ 2,187,396         3.01 %
      After 5 but within 10 years         9,855,250         23,894         57,117      9,822,027         3.50
                                        -----------    -----------    -----------    -----------
                                        $12,065,370    $    26,873    $    82,820    $12,009,423         3.41 %
                                        -----------    -----------    -----------    -----------

    Mortgage backed securities          $ 7,708,006    $     3,822    $    57,966    $ 7,653,862         4.55 %
                                        -----------    -----------    -----------    -----------

Total securities available for sale     $52,819,291    $    76,128    $   339,312    $52,556,107         4.18 %
                                        ===========    ===========    ===========    ===========
Restricted:

    Federal Reserve Bank stock          $   129,650    $         -    $         -    $   129,650         6.00 %
    Federal Home Loan Bank stock            993,700              -              -        993,700         2.62
                                        -----------    -----------    -----------    -----------
Total restricted investments            $ 1,123,350    $         -    $         -    $ 1,123,350         3.01 %
                                        ===========    ===========    ===========    ===========

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 3. Securities (continued)

                                                              DECEMBER 31, 2004                     WEIGHTED
                                        --------------------------------------------------------     AVERAGE
                                                          GROSS          GROSS        ESTIMATED        TAX
                                         AMORTIZED     UNREALIZED     UNREALIZED         FAIR       EQUIVALENT
                                           COST           GAINS          LOSSES          VALUE        YIELD
                                        -----------    -----------    -----------    -----------    ----------
Available for sale:
    U.S. Government agencies
      and corporations
      Within one year                   $11,846,301    $   109,738    $    49,839    $11,906,200         3.81 %
      After 1 but within 5 years          8,906,924         49,196         35,373      8,920,747         4.14
      After 5 but within 10 years        18,454,860         40,148        207,732     18,287,276         4.16
                                        -----------    -----------    -----------    -----------
                                        $39,208,085    $   199,082    $   292,944    $39,114,223         4.05 %
                                        -----------    -----------    -----------    -----------

    States and political subdivisions
      After 1 but within 5 years        $ 1,663,643    $     4,690    $     3,714    $ 1,664,619         3.95 %
      After 5 but within 10 years        10,541,257        106,488         48,389     10,599,356         6.09
                                        -----------    -----------    -----------    -----------
                                        $12,204,900    $   111,178    $    52,103    $12,263,975         5.80 %
                                        -----------    -----------    -----------    -----------

    Mortgage backed securities          $ 8,406,958    $    17,066    $    61,931    $ 8,362,093         4.49 %
                                        -----------    -----------    -----------    -----------

Total securities available for sale     $59,819,943    $   327,326    $   406,978    $59,740,291         4.38 %
                                        ===========    ===========    ===========    ===========

Restricted:
    Federal Reserve Bank stock          $   129,650    $         -    $         -    $   129,650         6.00 %
    Federal Home Loan Bank stock          1,169,800              -              -      1,169,800         2.43
                                        -----------    -----------    -----------    -----------
Total restricted investments            $ 1,299,450    $         -    $         -    $ 1,299,450         2.79 %
                                        ===========    ===========    ===========    ===========

            The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $32,537,524 at June 30, 2005 and $32,538,864 at December 31, 2004. Also, a security with a carrying value of $247,650 and $247,275 at June 30, 2005 and December 31, 2004, respectively is designated for a customer repurchase agreement.

            Proceeds from sales of securities available for sale (excluding maturities) during the six months ended June 30, 2005 and the year ended December 31, 2004 were $28,614,750 and $6,391,436, respectively. Gross gains (losses) of $133,266 and $(133,839) during the six months ended June 30, 2005 and $135,546 and $(0) for the year ended December 31, 2004 were realized on the respective sales.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 3. Securities (continued)

            The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005.

                                       LESS THAN 12 MONTHS            12 MONTHS OR MORE                   TOTAL
                                   --------------------------    --------------------------    --------------------------
                                      FAIR        UNREALIZED        FAIR        UNREALIZED        FAIR        UNREALIZED
DESCRIPTION OF SECURITIES             VALUE         LOSSES          VALUE         LOSSES          VALUE         LOSSES
--------------------------------   -----------    -----------    -----------    -----------    -----------    -----------
U.S. government agenices
   and corporations                $ 7,342,941    $    60,633    $10,591,225    $   137,893    $17,934,166    $   198,526

State and political subdivisions     6,582,924         56,503        720,872         26,317      7,303,796         82,820

Mortgage backed securities           4,394,319         25,862      2,036,087         32,104      6,430,406         57,966
                                   -----------    -----------    -----------    -----------    -----------    -----------
Total temporarily impaired
   securities                      $18,320,184    $   142,998    $13,348,184    $   196,314    $31,668,368    $   339,312
                                   ===========    ===========    ===========    ===========    ===========    ===========

Note 4. Loans and Leases Receivable

            Major classifications of loans at June 30, 2005 and December 31, 2004, were as follows:

                                    JUNE 30,       DECEMBER 31,
                                      2005            2004
                                 -------------    -------------
Loans:
  Real estate                    $ 117,274,668    $ 108,158,901
  Commercial real estate            26,675,691       22,758,761
  Consumer                          16,386,829       16,404,853
  Commercial                        10,269,531        8,880,771
  Overdrafts                           105,467           82,556
                                 -------------    -------------
                                 $ 170,712,186    $ 156,285,842

Leases:                                156,235          166,389
                                 -------------    -------------
                                 $ 170,868,421    $ 156,452,231
Net deferred loan fees, costs,
    premiums and discounts             330,578          274,800
Allowance for loan losses           (1,958,278)      (1,807,449)
                                 -------------    -------------
                                 $ 169,240,721    $ 154,919,582
                                 =============    =============

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 4. Loans and Leases Receivable (continued)

            An analysis of the allowance for possible loan losses is as follows:

                                    JUNE 30,             DECEMBER 31,
                           --------------------------    ------------
                              2005           2004           2004
                           -----------    -----------    ------------
Balance, Beginning         $ 1,807,449    $ 1,607,763    $  1,607,763
    Provision charged to
        operations             208,000        181,000         393,000
    Recoveries                 103,332         98,422         158,850
    Loans charged off         (160,503)      (154,808)       (352,164)
                           -----------    -----------    ------------
Balance, Ending            $ 1,958,278    $ 1,732,377    $  1,807,449
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

                                                               JUNE 30,          DECEMBER 31,
                                                         ----------------------  ------------
                                                           2005         2004         2004
                                                         ---------    ---------    ---------
Nonaccrual  loans                                        $ 192,159    $ 749,987    $ 380,731
Loans past due 90 days or more still accruing interest      44,060            -            -
                                                         ---------    ---------    ---------
     Total                                               $ 236,219    $ 749,987    $ 380,731
                                                         =========    =========    =========

Note 5. Time Deposits

            At June 30, 2005, the scheduled maturities of time deposits are as follows:

                            TIME DEPOSITS      ALL TIME
                          $100,000 AND OVER    DEPOSITS
                          -----------------   -----------
Within 3 months              $ 1,235,451      $ 4,865,731
3 months thru 6 months           900,072        4,112,583
6 months thru 12 months        2,295,424        8,488,888
Over 12 months                26,418,089       70,025,850
                             -----------      -----------
                             $30,849,036      $87,493,052
                             ===========      ===========

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 6. Federal Home Loan Bank Borrowings

                                          JUNE 30,         DECEMBER 31,
                                  -----------------------  ------------
                                     2005         2004          2004
                                  -----------   ---------  ------------
Federal Home Loan Bank advances   $ 3,900,000   $ 700,000  $  8,600,000

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

Note 7. Supplemental Retirement Plan

            On January 2, 2004, the Bank entered into a nonqualified supplemental retirement benefit agreement with the President which when fully vested would pay the President or his beneficiary an amount of $30,000 per year for 10 years beginning June 11, 2011, if he retires on or after May 29, 2011. Termination of employment prior to that date other than by reasons of death or disability will result in a reduced benefit. The expense for the six months ended June 30, 2005 was $16,321.

Note 8. New Branch

            On December 15, 2003, the Bank purchased a parcel of land in Falling Waters, Berkeley County, West Virginia for $503,261 to construct a new branch facility. Construction on the new facility began August 2004 and was completed in April 2005. The Bank's total cost to construct the new branch location totaled $966,005 with remaining commitments of approximately $70,000.

Note 9. Supplemental Health Insurance Plan

            Effective January 1, 2005, the Bank changed its health insurance program to a high deductible plan and concurrently established health reimbursement accounts for each employee on the plan. The Bank has committed for 2005 to fund $750 for each participant. The expense for the six months ended June 30, 2005 was $28,519.

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

            The Bank was organized on June 20, 1934, and has operated in Berkeley Springs in Morgan County, West Virginia, as a national banking association continuously since that time. The Bank is a full-service commercial bank conducting general banking and trust activities through six full-service offices and six automated teller machines located in Morgan and Berkeley Counties, West Virginia and Washington County, Maryland. The Bank's sixth full-service branch and ATM opened in April 2005 in Berkeley County, West Virginia. The Bank formed CNB Insurance Services, Inc., a wholly owned subsidiary, which is a property and casualty insurance agency selling primarily personal lines of insurance.

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

            The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three and six months ended June 30, 2005 and 2004. This discussion may include forward-looking statements based upon management's expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion and have based all average balances on daily averages.

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

      EARNINGS SUMMARY

            Net income for the three months ended June 30, 2005 was $599,000 or $1.31 per share compared to $588,000 or $1.28 per share for the same period in 2004. Annualized return on average assets and average equity were 1.0% and 13.1% respectively, for the three months ended June 30, 2005, compared with 1.1% and 13.3%, respectively, for the three months ended June 30, 2004.

            Net income for the six months ended June 30, 2005 was $1.1 million or $2.46 per share compared to $1.2 million or $2.52 per share for the same period in 2004. Annualized return on average assets and average equity were 1.0% and 12.2% respectively, for the six months ended June 30, 2005, compared with 1.1% and 13.4%, respectively, for the six months ended June 30, 2004.

            Although, earnings projections as of March 31, 2005 for the remainder of 2005 showed net income to decrease, the bank's loan growth increased in the second quarter of 2005 and continued loan growth is expected through the end of 2005. Although the bank has incurred the additional expenses related to the opening of the new branch facility and the additional costs of compliance with the provisions of the Sarbanes-Oxley Act of 2002, the bank now projects the increased loan growth will offset these costs and net income will show an increase for the remainder of 2005.

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

            Net interest income for the three months ended June 30, 2005 increased by $314,000 or 15.1% over the same period in 2004. Interest income for the three months ended June 30, 2005 increased by $455,000 or 16.1% compared to the same period in 2004, while interest expense increased by $141,000 or 18.8% during the three months ended June 30, 2005, as compared to the same period in the prior year.

            Net interest income for the six months ended June 30, 2005 increased by $593,000 or 14.6% over the same period in 2004. Interest income for the six months ended June 30, 2005 increased by $760,000 or 13.6% compared to the same period in 2004, while interest expense decreased by $167,000 or 10.9% during the six months ended June 30, 2005, as compared to the same period in the prior year.

            Increased net interest income for the three and six month period is attributable to a higher level of net interest earning assets and an increase in the rates earned thereon. The Bank continues to experience a shift in the asset mix from lower yielding overnight federal funds to higher yielding loans and investment securities. The increase in the rates earned on interest earning assets is due to the current rising rate environment. The Bank has continued to experience steady deposit growth. The average balance on interest bearing liabilities increased along with the total interest expense, in all categories except for time deposits, paid on those interest bearing liabilities. The Bank's higher loan demand and steady deposit growth has resulted in an increased loan to deposit ratio.

            During the second quarter of 2005 compared to the same period in 2004, average net interest earning assets increased $29.2 million or 15.1% and average net interest bearing liabilities increased $24.2 million or 15.7% resulting in increased net interest income. CNB experienced a 3 basis point increase in the ratio of net interest income to average interest earning assets. The 8 basis point increase in rates earned on average interest earning assets offset by a 5 basis point increase in rates paid on average interest bearing liabilities contributed to the increase in the net interest margin.

            During the first six months of 2005 compared to the same period in 2004, average net interest earning assets increased $28.2 million or 14.9% and average net interest bearing liabilities increased $22.8 million or 14.8% resulting in increased net interest income. The ratio of net interest income to average interest earning assets was unchanged. The 7 basis point decrease in rates paid on average interest bearing liabilities offset by a 5 basis point decrease in rates earned on average interest earning assets contributed to the non movement of the net interest margin.

            See Table 1 and Table 2 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential.

            The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities.

     TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                         JUNE 30, 2005                    JUNE 30, 2004
                                                 ------------------------------    ---------------------------
                                                   QTR                               QTR
                                                 AVERAGE       QTR       YIELD/    AVERAGE     QTR      YIELD/
                                                 BALANCE     INTEREST     RATE (4) BALANCE   INTEREST    RATE (4)
                                                 --------    --------    ------    --------  --------   ------
                                                                     (IN THOUSANDS OF DOLLARS)
Interest earning assets:
    Federal funds sold                           $     26    $      -      2.85 %  $  1,585  $      5     0.91 %
    Securities:
      Taxable                                      43,488         486      4.47      32,809       335     4.08
      Tax-exempt (1)                               12,778         109      5.17       7,040        58     4.99
    Loans (net of unearned interest) (2)(5)(6)    165,783       2,614      6.31     151,485     2,350     6.21
                                                 --------    --------    ------    --------  --------   ------
        Total interest earning assets (1)        $222,075    $  3,209      5.78  % $192,919  $  2,748     5.70 %
                                                 --------    --------    ------    --------  --------   ------

Nonearning assets:
    Cash and due from banks                      $  8,613                          $  8,249
    Bank premises and equipment, net                6,423                             5,348
    Other assets                                    4,194                             2,953
    Allowance for loan losses                      (1,933)                           (1,705)
                                                 --------                          --------
        Total assets                             $239,372                          $207,764
                                                 ========                          ========

Interest bearing liabilities:
    Savings deposits                             $ 32,472    $     40      0.49 %  $ 26,961  $     34     0.50 %
    Time deposits                                  86,459         565      2.61      92,301       624     2.70
    NOW accounts                                   42,615         206      1.93      25,910        70     1.08
    Money market accounts                          10,179          22      0.86       9,088        18     0.79
    Borrowings                                      7,240          55      3.04         475         1     0.84
                                                 --------    --------    ------    --------  --------   ------
        Total interest bearing liabilities       $178,965    $    888      1.98 %  $154,735  $    747     1.93 %
                                                 --------    --------    ------    --------  --------   ------

Noninterest bearing liabilities:
    Demand deposits                              $ 39,833                          $ 33,057
    Other liabilities                               2,219                             2,302
    Shareholders' equity                           18,355                            17,670
                                                 --------                          --------
        Total liabilities and
           shareholders' equity                  $239,372                          $207,764
                                                 ========                          ========

                                                             --------                        --------
Net interest income (1)                                      $  2,321                        $  2,001
                                                             ========                        ========

Net interest spread (3)                                                    3.81 %                         3.77 %
                                                                         ======                         ======

Net interest income to average                                             4.18 %                         4.15 %
                                                                         ======                         ======
    interest earning assets (1)

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

(5) Interest income on loans excludes fees of $73,000 in 2005 and $79,000 in 2004.

(6) Interest income on loans includes fees of $16,393 in 2005 and $29,257 in 2004 from the Business Manager Program, student loans and lease receivables.

     TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                         JUNE 30, 2005                    JUNE 30, 2004
                                                 ------------------------------    ---------------------------
                                                   YTD                               YTD
                                                 AVERAGE       YTD       YIELD/    AVERAGE     YTD      YIELD/
                                                 BALANCE     INTEREST     RATE (4) BALANCE   INTEREST    RATE (4)
                                                 --------    --------    ------    --------  --------   ------
                                                                     (IN THOUSANDS OF DOLLARS)
Interest earning assets:
   Federal funds sold                            $     33    $      1      2.61 %  $  1,421  $      8     0.91 %
   Securities:
     Taxable                                       43,254         941      4.35      32,206       671     4.17
     Tax-exempt (1)                                12,726         217      5.17       6,200       103     5.03
   Loans (net of unearned interest) (2)(5)(6)     161,997       5,051      6.24     149,953     4,672     6.23
                                                 --------    --------    ------    --------  --------   ------
     Total interest earning assets (1)           $218,010    $  6,210      5.70 %  $189,780  $  5,454     5.75 %
                                                 --------    --------    ------    --------  --------   ------

Nonearning assets:
   Cash and due from banks                       $  9,228                          $  8,629
   Bank premises and equipment, net                 6,270                             5,306
   Other assets                                     4,221                             2,985
   Allowance for loan losses                       (1,903)                           (1,684)
                                                 --------                          --------
     Total assets                                $235,826                          $205,016
                                                 ========                          ========

Interest bearing liabilities:
   Savings deposits                              $ 32,127    $     79      0.49 %  $ 26,079  $     65     0.50 %
   Time deposits                                   87,093       1,106      2.54      92,375     1,285     2.78
   NOW accounts                                    40,881         376      1.84      25,600       139     1.09
   Money market accounts                           10,095          43      0.85       9,085        36     0.79
   Borrowings                                       6,442          92      2.86         684         4     1.17
                                                 --------    --------    ------    --------  --------   ------
     Total interest bearing liabilities          $176,638    $  1,696      1.92 %  $153,823  $  1,529     1.99 %
                                                 --------    --------    ------    --------  --------   ------

Noninterest bearing liabilities:
   Demand deposits                               $ 38,521                          $ 31,608
   Other liabilities                                2,254                             2,295
   Shareholders' equity                            18,413                            17,290
                                                 --------                          --------
     Total liabilities and
           shareholders' equity                  $235,826                          $205,016
                                                 ========                          ========

                                                             --------                        --------
Net interest income (1)                                      $  4,514                        $  3,925
                                                             ========                        ========

Net interest spread (3)                                                    3.78 %                         3.76 %
                                                                         ======                         ======

Net interest income to average                                             4.14 %                         4.14 %
                                                                         ======                         ======
   interest earning assets (1)

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

(5) Interest income on loans excludes fees of $145,000 in 2005 and $141,000 in 2004.

(6) Interest income on loans includes fees of $31,876 in 2005 and $65,688 in 2004 from the Business Manager Program, student loans and lease receivables.

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

            The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended June 30, 2005, and June 30, 2004, amounted to $102,000 and $94,000, respectively. The provision for loan losses for the six months ended June 30, 2005, and June 30, 2004, amounted to $208,000 and $181,000, respectively. Loan quality remains stable, past dues are minimal and nonaccruals have decreased from the same period in 2004. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require additional reserves as a result of their examination of the bank. See "Nonperforming Assets and Allowance for Loan Losses" for further discussion.

      NONINTEREST INCOME

            Noninterest income for the three months ended June 30, 2005 decreased $24,000 or 4.5% to $515,000 from $539,000 in the second quarter of 2004. Noninterest income for the six months ended June 30, 2005 decreased $33,000 or 3.3% to $963,000 from $996,000 during the first six months of 2003. The decrease in noninterest income is attributable to a decrease in gain on sale of investment securities and decrease in income from title insurance company offset by an increase in Bounce Protection fees, fees generated from the insurance commissions, ATM and debit card fees, trust fee income and fees generated from intermediary fees. The decrease in income from the title insurance company is a direct result of the bank's decreased ownership in the title company and a decrease in the number of policies written during the period. Insurance commissions increased due to general rate increases from the insurance companies and a slight increase in new written business for the first six months. The increase in fees related to the Bounce Protection, ATM and debit cards have a direct correlation to the increased deposit base of the bank. Trust fees increased due to the assets under management increased 29% over the same period last year, the fee schedule for trust fees was increased by 10% during the fourth quarter of 2004 and fee income was received for the settlement of an estate during the first quarter of 2005. The bank also began offering a new service in 2005 which enables them to act as an escrow agent for a customer in which the bank holds the proceeds from the sale of land and disburses the funds for the purchase of other land.

      NONINTEREST EXPENSES

            Noninterest expenses for the three months ended June 30, 2005, increased $256,000 or 15.4% and for the six months ended June 30, 2005, increased $518,000 or 16.3%. Salaries increased due to normal merit increases, several new hires, salaries for employees of the Hancock branch acquired during the second quarter 2004 and salaries for the new Spring Mills branch employees. Employee benefits increased due to an increase in pension expense and the increased number of employees. Although, the bank changed its health insurance program, effective January 1, 2005, to a high deductible plan with reduced per employee premiums the insurance expense for the second quarter 2005 and the first six months of 2005 showed a slight increase over the same period last year due to the increased number of employees. Concurrent with the creation of the high deductible insurance plan, the Bank established a vested health contribution plan which enables the Bank to contribute to health reimbursement accounts for each employee on the plan. A $14,600 expense was incurred in the second quarter of 2005 and a $28,500 expense was incurred for the first six months of 2005 for the health reimbursement accounts. The increase in occupancy expense was due to start up costs for the new Spring Mills branch facility and the additional utilities and supply costs for both the Hancock and Spring Mills branches. Also, increases in general utilities costs and supply costs for the operation of the bank contributed to the occupancy expense increase. The increase in furniture and equipment expense was due to the increased cost and number of maintenance contracts the bank carries on its equipment. The increase in other operating expenses was due to an increase in debit card expense, outside service fees, audit, tax and accounting fees, and the amortization of premium purchased for the Hancock branch facility. These increases were offset by decreases in advertising, data processing expense, bounce protection expense and business manager expense. The increase in debit card expense is a direct result of the increased deposit base of the bank. Outside service fees and audit, tax and accounting fees increased due to additional costs of compliance with new banking regulations and the provisions of the Sarbanes-Oxley Act of 2002. Bounce protection expense decreased due to the expiration of the Bank's contract with Pinnacle Financial Strategies in February 2004. Business manager expense decreased due to the continued decrease in the volume of receivables the bank purchased in the second quarter of 2005 due to a decline in customer need for the program. Advertising expense decreased due to in early 2004 a concentrated advertising campaign was begun to coincide with the Hancock branch acquisition.

      INCOME TAXES

            The Bank's provision for income taxes increased $14,000 or 5.2% to $281,000 for the three months ended June 30, 2005 and increased $44,000 or 8.0% to $589,000 for the six months ended June 30, 2005. The effective tax rates for the second quarter of 2005 and 2004 were 31.9% and 31.3%, respectively and for the first six months of 2005 and 2004 were 34.3% and 32.0%, respectively. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities and certain non deductible expenses.

      FINANCIAL CONDITION

            The Bank's total assets as of June 30, 2005 increased $6.9 million or 2.9% to $243.9 million from December 31, 2004 due primarily to a $14.3 million increase in loans and $531,000 increase in premises and equipment, net offset by a $59,000 decrease in federal funds sold, $7.2 million decrease in investment securities and a $717,000 decrease in other assets. The decrease in other assets is due to WV Housing Clearing account for loans in process balance being greater at December 31, 2004 than June 30, 2005 due to the timing of the settlement of these loans. The Bank's total liabilities increased $6.0 million or 2.8% to $224.9 million from December 31, 2004 due to a $10.6 million increase in deposits offset by a $4.7 million decrease in borrowings. Shareholders' equity increased $821,000 to $19.0 million at June 30, 2005, primarily due to net income of $1.1 million offset by the semi-annual cash dividend of $192,000 and a $114,000 decrease in accumulated other comprehensive income. The $114,000 decrease in accumulated other comprehensive income is a direct result of the decline in market value of available for sale securities. The components of accumulated other comprehensive income at June 30, 2005 and December 31, 2004, were unrealized gains and losses on available for sale securities, net of deferred income taxes and minimum pension liability adjustment, net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results unless the securities are actually sold.

      LOAN PORTFOLIO

            At June 30, 2005, total loans increased $14.3 million or 9.2% to $169.2 million from $154.9 million at December 31, 2004 with $10.0 million of the growth being in the second quarter 2005. This increase is mainly a result of a focused effort by all loan officers to generate loans. Loan officers have increased personal contact with realtors, auto dealers and commercial businesses during the first six months of 2005. In addition, the Bank offered a fixed rate residential mortgage promotion which ended in June 2005 and an ongoing mortgage program in which the Bank pays up to $2,000 of certain closing costs. Also, the Bank had several large commercial real estate loans funded in the first half of 2005. The Bank and its branches are centered in a naturally growing part of West Virginia. The average home price in Berkeley County in 2005 has increased over 2004 by over 20%. The average dollar amount borrowed against these homes has also increased by over 15%. Berkeley County was recently rated the 3rd most populous county in West Virginia and in the top 100 for the fastest growing counties in the United States.

      NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

            Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, restructured loans and other real estate owned. The following table summarized the Bank's nonperforming assets as of the periods shown:

                                                  JUNE 30,              DECEMBER 31,
                                        ---------------------------     ------------
                                           2005            2004            2004
                                        -----------     -----------     ------------
Nonaccrual loans                        $   192,159     $   749,987     $    380,731

Loans past due 90 days or more
   still accruing interest                   44,060               -                -
                                        -----------     -----------     ------------
Total nonperforming loans               $   236,219     $   749,987     $    380,731
                                        -----------     -----------     ------------

Other real estate owned                 $         -     $         -     $          -
                                        -----------     -----------     ------------

Total nonperforming assets              $   236,219     $   749,987     $    380,731
                                        ===========     ===========     ============

Nonperforming loans/Total loans                0.14%           0.47%            0.25%
Nonperforming assets/Total assets              0.10%           0.34%            0.16%
Allowance for loan losses/Total loans          1.16%           1.09%            1.17%

            As of June 30, 2005, the Bank has no loans which management considers to be impaired. Management is aware of five borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $2.3 million. A specific allowance of $175,000 related to these loans has been established as part of the allowance for loan losses. The loans are collateralized and management anticipates any additional potential loss would be minimal.

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

            The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. At June 30, 2005, the allowance for loans losses totaled $2.0 million compared to $1.8 million at December 31, 2004. The allowance for loans losses as a percentage of loans was 1.2% as of June 30, 2005 and December 31, 2004.

            An analysis of the allowance for loan losses is summarized below:

                                     JUNE 30,            DECEMBER 31,
                                      2005                  2004
                            ----------------------   ----------------------
                                      PERCENT OF               PERCENT OF
                                     LOANS IN EACH            LOANS IN EACH
                                      CATEGORY TO              CATEGORY TO
In thousands                AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS
                            ------   -------------   ------   -------------
Commercial, financial       $  930        22 %       $  810        20 %
    and agriculture
Real estate - residential      474        68            467        69
     mortgage
Installment and other          285        10            323        11
Unallocated                    269       N/A            207       N/A
                            ------       ---         ------       ---
       Total                $1,958       100 %       $1,807       100 %
                            ======       ===         ======       ===

      DEPOSITS

            The Bank's deposits increased $10.6 million or 5.1% during the six months ended June 30, 2005. The Bank has experienced a slight change in the deposit account mix during the first six months of 2005. Steady growth continues in regular demand, interest-bearing demand and savings deposits. The increase is primarily due to the continued customer growth in the Bank's market area of Morgan and Berkeley Counties, West Virginia and Washington County, Maryland. The Bank experienced an overall decrease of $3.2 million other time deposits and rate sensitive jumbo certificates of deposit during the first six months of 2005. This decrease is attributable to customers withdrawing funds or closing their 36-month Ultimate Certificates of Deposit on the anniversary date or maturity date due to competitive rate market. The Bank began increasing their rates paid on their certificates of deposit during the end of the first quarter of 2005 which slowed the exodus of time deposits and certificate of deposit.

      CAPITAL RESOURCES

            Shareholders' equity increased $821,000 or 4.5% during the first six months of 2005 due to $1.1 million in net income offset by the semi-annual cash dividend of $192,000 and a $114,000 decrease in accumulated other comprehensive income. The Bank is subject to regulations of the Office of the Comptroller of the Currency that impose certain minimum regulatory capital requirements. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was "well capitalized" at June 30, 2005. The following table summarized, as of June 30, 2005, the Bank's capital ratios.

                            Components   Actual     Required
                            of Capital   Ratio        Ratio
                            ----------   ------     --------
Tier 1 Capital                $18,451      7.7%        4.0%
Total Risk Based Capital      $20,267     14.0%        8.0%

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

            The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold which totaled $52.6 million, or 21.6% of total assets at June 30, 2005. In addition, liquidity may be generated through loan repayments and over $3.0 million of available borrowing arrangements with correspondent banks. At June 30, 2005, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $2.4 million of cash from operations in the first six months of 2005, which compares to $1.6 million during the same time period in 2004. Additional cash of $5.8 million was generated through net financing activities through June 30, 2005, which compares to $4.9 million for the first six months of 2004. These proceeds along with proceeds from the sales and calls of investment securities were used to fund loans and purchase securities during each year. Net cash used in investing activities totaled $8.2 million during the first six months of 2005 compared to $5.5 million during the same time period in 2004. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

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

            The Bank's base-line scenario holds the prime rate constant at 6.00 percent through June 2006. Based on the July 2005 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing or decreasing interest rate scenario.

      CONTRACTUAL OBLIGATIONS

            During the quarter ended March 31, 2005, the Bank entered into a contract with a consulting firm related to the internal controls assessment, design effectiveness and documentation, and internal control testing to be compliant with the provisions of the Sarbanes-Oxley Act of 2002. This contract will not exceed $160,000. Also, the bank has remaining contractual obligations totaling approximately $70,000 relating to the construction of the Spring Mills branch. There were no other material changes outside the normal course of business to the quantitative and qualitative disclosures about contractual obligations previously reported on Form 10-K for the year ended December 31, 2004. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" in the Form 10-K for December 31, 2004 for a detailed discussion.

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

            There have been no changes in the Company's internal controls over financial reporting in the fiscal quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

      Item 4. Submission of Matters to a Vote of Security Holders

      a.) The annual meeting of stockholders of CNB Financial Services, Inc. was held April 6, 2005.

      b.) Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were reelected.

      c.)   (1) Election of Directors

            Elected to serve as directors until the 2005 annual meeting of stockholders:

                                      Without
                              For    Authority
                            ------   ---------
Kenneth W. Apple            305,041      0
J. Robert Ayers             305,041      0
John E. Barker              305,041      0
Margaret S. Bartles         305,041      0
Jay E. Dick                 305,041      0
Herbert L. Eppinger         305,041      0
Robert L. Hawvermale        305,041      0
J. Philip Kesecker          305,041      0
Jerald McGraw               305,041      0
Martha H. Quarantillo       305,041      0
Thomas F. Rokisky           305,041      0
Charles S. Trump, IV        305,041      0
Arlie R. Yost               305,041      0

      Item 6. Exhibits

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

CNB Financial Services, Inc.
----------------------------
        (Registrant)

Date August 3, 2005                  /s/ Thomas F. Rokisky, President/CEO
                                     -------------------------------------------
Date August 3, 2005                  /s/ Rebecca S. Stotler, Vice President/CFO
                                     -------------------------------------------