Form 10-Q
period 2005-09-30
CNB FINANCIAL SERVICES INC
filed 2005-11-14
CIK 1113336

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO ____________

                         Commission file number 0-30665

                          CNB Financial Services, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

        West Virginia                                    55-0773918
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

101 S. Washington Street, Berkeley Springs, WV              25411
----------------------------------------------    ------------------------------
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

                                 YES [ ] NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate value of the common stock of the Registrant that was held by non-affiliates as of the most recently completed second fiscal quarter (June 30, 2005), was approximately $25.7 million. This amount was based on the last closing sale price of a share of common stock of $67.00 as of the same date.

  Common Stock $1 par value, 458,048 shares outstanding as of November 8, 2005.

                          CNB FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS

                                                                                                     PAGE
PART 1: FINANCIAL INFORMATION

   Item 1. Financial Statements

         Consolidated Statements of Financial Condition as of September 30, 2005
          (Unaudited) and December 31, 2004.....................................................      3

         Consolidated Statements of Income for the Nine Months ended September 30, 2005
          and 2004 (Unaudited)..................................................................      4

         Consolidated Statements of Changes in Shareholders' Equity for the Nine
          Months Ended September 30, 2005 (Unaudited) and the Year Ended December 31, 2004......      5

         Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005
          and 2004 (Unaudited)..................................................................      6

         Notes to Consolidated Financial Statements (Unaudited).................................      7

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of
             Operations for the Nine Months ended September 30, 2005.............................    14

     Item 3. Quantitative and Qualitative Disclosures about Market Risk.........................     23

     Item 4. Controls and Procedures............................................................     24

PART II: OTHER INFORMATION

      Item 1. Legal  Proceedings................................................................     25

      Item 6. Exhibits and Reports on Form 8-K..................................................     25

      SIGNATURES................................................................................     26

                           Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-Q including statements in Management's Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In order to comply with the terms of the safe harbor, CNB notes that a variety of factors could cause CNB's actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements. These factors could include the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may become unfavorable resulting in reduced credit quality or demand for loans;
(4) legislative or regulatory changes could increase expenses; (5) loan growth does not continue to increase through the end of 2005 as expected; and (6) competitors may have greater financial resources and develop products that enable them to compete more successfully than CNB.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                        SEPTEMBER 30,     DECEMBER 31,
                                                            2005             2004
                                                        -------------    -------------
                                                         (Unaudited)
                     ASSETS

Cash and due from banks                                 $   9,992,849    $  10,047,939
Federal funds sold                                              6,000           91,000
Securities available for sale
   (at approximate market value)                           49,549,081       59,740,291
Federal Home Loan Bank stock, at cost                       1,378,100        1,169,800
Federal Reserve Bank stock, at cost                           138,650          129,650
Loans and lease receivable, net                           177,045,414      154,919,582
Accrued interest receivable                                 1,093,812        1,042,573
Premises and equipment, net                                 6,657,915        6,044,446
Deferred income taxes                                         769,557          512,224
Cash surrender value of life insurance                      1,278,684        1,168,922
Intangible assets                                             649,959          738,057
Other assets                                                  741,027        1,393,582
                                                        -------------    -------------

         TOTAL ASSETS                                   $ 249,301,048    $ 236,998,066
                                                        =============    =============

            LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits:
        Demand                                          $  40,867,371    $  36,965,406
        Interest-bearing demand                            60,297,403       48,055,089
        Savings                                            33,188,467       31,981,754
        Time, $100,000 and over                            31,749,148       34,265,305
        Other time                                         57,582,992       56,460,984
                                                        -------------    -------------
                                                        $ 223,685,381    $ 207,728,538
   Accrued interest payable                                   575,668          543,551
   FHLB borrowings                                          3,500,000        8,600,000
   Securities sold under repurchase agreement                 224,564          216,909
   Accrued expenses and other liabilities                   1,860,006        1,760,328
                                                        -------------    -------------

         TOTAL LIABILITIES                              $ 229,845,619    $ 218,849,326
                                                        -------------    -------------

SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000  shares
       authorized; 458,048 shares outstanding           $     458,048    $     458,048
   Capital surplus                                          3,863,592        3,863,592
   Retained earnings                                       15,812,842       14,172,144
   Accumulated other comprehensive income                    (679,053)        (345,044)
                                                        -------------    -------------

         TOTAL SHAREHOLDERS' EQUITY                     $  19,455,429    $  18,148,740
                                                        -------------    -------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 249,301,048    $ 236,998,066
                                                        =============    =============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                  CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                      SEPTEMBER 30,                               SEPTEMBER 30,
                                          -----------------   ---------------------   ----------------- ------------------
                                                 2005                2004                     2005             2004
                                          -----------------   ---------------------   ----------------- ------------------
INTEREST INCOME
   Interest and fees on loans             $       2,898,827   $           2,523,826    $      8,094,536 $        7,337,321
   Interest and dividends on
    securities
        U.S. Government agencies and
          corporations                              359,207                 314,847           1,106,544            809,716
        Mortgage backed securities                   87,851                  94,657             262,412            261,151
        State and political subdivisions            100,868                  76,377             318,321            179,471
        Other                                         6,176                   2,525              25,608             12,436
   Interest on federal funds sold
    and FHLB deposits                                 1,323                  18,933               1,965             26,539
                                          -----------------   ---------------------   ----------------- ------------------
                                          $       3,454,252   $           3,031,165   $       9,809,386 $        8,626,634
                                          -----------------   ---------------------   ----------------- ------------------
INTEREST EXPENSE
   Interest on interest bearing demand,   $         910,214   $             805,898   $       2,514,430 $        2,330,769
     savings and time deposits
   Interest on FHLB borrowings                       94,032                     767             186,004              4,924
                                          -----------------   ---------------------   ----------------- ------------------
                                          $       1,004,246   $             806,665   $       2,700,434 $        2,335,693
                                          -----------------   ---------------------   ----------------- ------------------

             NET INTEREST INCOME          $       2,450,006   $           2,224,500   $       7,108,952 $        6,290,941

PROVISION FOR LOAN LOSSES                            72,000                 102,000             280,000            283,000
                                          -----------------   ---------------------   ----------------- ------------------

             NET INTEREST INCOME
               AFTER PROVISION FOR
               LOAN LOSSES                $       2,378,006   $           2,122,500   $       6,828,952 $        6,007,941
                                          -----------------   ---------------------   ----------------- ------------------

NONINTEREST INCOME
   Service charges on deposit accounts    $         325,592   $             318,885   $         894,980 $          862,918
   Other service charges,
    commissions and fees                            149,318                 117,472             415,418            308,092
   Insurance commissions                             35,986                  36,792             114,027            103,505
   Other operating income                            13,285                  11,221              47,109             42,207
   Net gain on sale of securities                     2,948                       -               2,374            135,546
   Income from title company                          7,041                   4,380              22,278             32,000
                                          -----------------   ---------------------   ----------------- ------------------
                                          $         534,170   $             488,750   $       1,496,186 $        1,484,268
                                          -----------------   ---------------------   ----------------- ------------------
NONINTEREST EXPENSES
   Salaries                               $         784,523   $             681,509   $       2,256,248 $        1,897,930
   Employee benefits                                273,119                 234,092             807,287            673,299
   Occupancy of premises                            118,338                  93,620             318,755            256,031
   Furniture and equipment expense                  235,326                 219,626             665,481            632,636
   Other operating expenses                         480,921                 456,172           1,541,202          1,404,490
                                          -----------------   ---------------------   ----------------- ------------------
                                          $       1,892,227   $           1,685,019   $       5,588,973 $        4,864,386
                                          -----------------   ---------------------   ----------------- ------------------
             INCOME BEFORE INCOME
               TAXES                      $       1,019,949   $             926,231   $       2,736,165 $        2,627,823

PROVISION FOR INCOME TAXES                          314,452                 290,942             903,087            835,838
                                          -----------------   ---------------------   ----------------- ------------------

             NET INCOME                   $         705,497   $             635,289   $       1,833,078 $        1,791,985
                                          =================   =====================   ================= ==================

BASIC EARNINGS PER SHARE                  $            1.54   $                1.39   $            4.00 $             3.91
                                          =================   =====================   ================= ==================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                     ACCUMULATED
                                                                                        OTHER          TOTAL
                                                COMMON      CAPITAL     RETAINED    COMPREHENSIVE   SHAREHOLDERS'
                                                 STOCK      SURPLUS     EARNINGS       INCOME          EQUITY
                                             ------------ ----------- -----------  ---------------  ------------
BALANCE, DECEMBER 31, 2003                   $    458,048 $ 3,863,592 $12,460,556  $      (213,255) $ 16,568,941
                                                                                                    ------------
Comprehensive income:
 Net income for 2004                                    -           -   2,343,693                -     2,343,693
 Change in unrealized gains
 (losses) on securities
 available for sale (net of tax of $65,354)             -           -           -         (106,630)     (106,630)
 Change in minimum pension liability
 adjustment (net of tax of $15,419)                                                        (25,159)      (25,159)
                                                                                                    ------------
Total Comprehensive Income                              -           -           -                -     2,211,904
                                                                                                    ------------
Cash dividends ($1.38 per share)                        -           -    (632,105)               -      (632,105)
                                             ------------ ----------- -----------  ---------------  ------------

BALANCE, DECEMBER 31, 2004                   $    458,048 $ 3,863,592 $14,172,144  $      (345,044) $ 18,148,740
                                                                                                    ------------
Comprehensive income:
 Net income for nine months
 ended September 30, 2005                               -           -   1,833,078                -     1,833,078
 Change in unrealized gains
 (losses) on securities
 available for sale (net of tax of $204,714)            -           -           -         (334,009)     (334,009)
                                                                                                    ------------
Total Comprehensive Income                              -           -           -                -     1,499,069
                                                                                                    ------------
Cash dividends ($0.42 per share)                                         (192,380)                      (192,380)
                                             ------------ ----------- -----------  ---------------  ------------

BALANCE, SEPTEMBER 30, 2005                  $    458,048 $ 3,863,592 $15,812,842  $      (679,053) $ 19,455,429
                                             ============ =========== ===========  ===============  ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                  CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                           ---------------------------
                                                                              2005             2004
                                                                           ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $  1,833,078  $   1,791,985
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                                 621,840        554,020
  Provision for loan losses                                                     280,000        283,000
  Deferred income taxes                                                         (52,619)             -
  Net loss (gain) on sale of securities                                          (2,374)      (135,546)
  (Increase) in accrued interest receivable                                     (51,239)      (119,651)
  (Increase) decrease in other assets                                           500,202        (84,169)
  Increase (decrease) in accrued interest payable                                32,117        (95,449)
  (Increase) in cash surrender value on life insurance in excess
    of premiums paid                                                            (50,940)       (47,936)
  Increase (decrease) in accrued expenses and other liabilities                  99,678        (78,784)
  Amortization of deferred loan (fees) cost                                      38,441         13,916
  Amortization (accretion) of premium and discount on investments                49,959         53,266
                                                                           ------------  -------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                              $  3,298,143  $   2,134,652
                                                                           ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) in loans                                                  $(22,444,273) $  (1,612,945)
  Proceeds from sales of securities                                          34,548,940      6,391,436
  Proceeds from maturities, repayments and calls of securities                2,304,079     11,983,142
  Purchases of securities                                                   (27,248,117)   (31,819,849)
  Purchases of Federal Home Loan Bank stock                                  (4,811,500)      (561,100)
  Purchases of Federal Reserve Bank stock                                        (9,000)             -
  Redemptions of Federal Home Loan Bank stock                                 4,603,200        463,700
  Purchases of premises and equipment                                          (994,858)      (461,757)
  Net (increase) decrease in federal funds sold                                  85,000     (5,530,000)
  Premiums paid on life insurance                                               (58,822)       (58,822)
  Cash from acquired branch                                                           -      5,020,017
                                                                           ------------  -------------
   NET CASH (USED IN) INVESTING ACTIVITIES                                 $(14,025,351) $ (16,186,178)
                                                                           ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand and savings deposits                              $ 17,350,992  $  21,432,367
  Net (decrease) in time deposits                                            (1,394,149)    (5,154,035)
  Net increase in securities sold under repurchase agreement                      7,655        211,475
  Net (decrease) in FHLB borrowings                                          (5,100,000)    (1,200,000)
  Cash dividends paid                                                          (192,380)      (178,639)
                                                                           ------------  -------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                               $ 10,672,118  $  15,111,168
                                                                           ------------  -------------

   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    $    (55,090) $   1,059,642
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               10,047,939      7,641,280
                                                                           ------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  9,992,849  $   8,700,922
                                                                           ============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period:
       Interest                                                            $  2,668,317  $   2,431,142
       Income taxes                                                        $    966,500  $     864,009
The Company acquired certain assets and liabilities associated with the
Hancock Branch of Fidelity Bank. In conjunction with the acquisition, the assets acquired and liabilities assumed were as follows:
   Fair value of assets acquired                                                         $   9,561,420
                                                                                         -------------
   Fair value of liabilities assumed                                                     $  14,581,437
                                                                                         -------------
   Liabilities assumed in excess of assets acquired                                      $   5,020,017
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

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1. Basis of Presentation and Contingencies

            In the opinion of CNB Financial Services, Inc. ("CNB" or the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB financial condition as of September 30, 2005 and the results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004.

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

Note 3. Securities

            The amortized cost and estimated market value of debt securities at September 30, 2005 and December 31, 2004 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

            Securities are summarized as follows:


                                                                    SEPTEMBER 30, 2005                   WEIGHTED
                                               --------------------------------------------------------  AVERAGE
                                                                   GROSS          GROSS      ESTIMATED      TAX
                                                 AMORTIZED       UNREALIZED     UNREALIZED    FAIR       EQUIVALENT
                                                   COST            GAINS          LOSSES      VALUE        YIELD
                                               -------------    -------------  -----------  -----------  ----------
Available for sale:
    U.S. Government agencies
     and corporations
     After 1 but within 5 years                  $13,826,784    $     1,190   $   265,498   $13,562,476    3.96 %
     After 5 but within 10 years                  17,717,093          1,988       160,580    17,558,501    4.65
                                                 -----------    -----------   -----------   -----------
                                                 $31,543,877    $     3,178   $   426,078   $31,120,977    4.35 %
                                                 -----------    -----------   -----------   -----------

    States and political subdivisions
     Within one year                             $    20,000    $       685   $         -   $    20,685    4.50 %
     After 1 but within 5 years                    2,188,745          1,885        32,194     2,158,436    3.00
     After 5 but within 10 years                   8,881,251         20,777        69,987     8,832,041    3.47
                                                 -----------    -----------   -----------   -----------
                                                 $11,089,996    $    23,347   $   102,181   $11,011,162    3.38 %
                                                 -----------    -----------   -----------   -----------

    Mortgage backed securities                   $ 7,533,583    $         -   $   116,641   $ 7,416,942    4.57 %
                                                 -----------    -----------   -----------   -----------

Total securities available for sale              $50,167,456    $    26,525   $   644,900   $49,549,081    4.17 %
                                                 ===========    ===========   ===========   ===========

Restricted:
    Federal Reserve Bank stock                   $   138,650    $         -   $         -   $   138,650    6.00 %
    Federal Home Loan Bank stock                   1,378,100              -             -     1,378,100    2.78
                                                 -----------    -----------   -----------   -----------
Total restricted investments                     $ 1,516,750    $         -   $         -   $ 1,516,750    3.07 %
                                                 ===========    ===========   ===========   ===========

9
                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3. Securities (continued)


                                                                   DECEMBER 31, 2004                     WEIGHTED
                                               --------------------------------------------------------   AVERAGE
                                                                  GROSS           GROSS      ESTIMATED      TAX
                                               AMORTIZED        UNREALIZED      UNREALIZED     FAIR      EQUIVALENT
                                                  COST            GAINS          LOSSES       VALUE        YIELD
                                               -------------    -------------  -----------  -----------  ----------
Available for sale:
    U.S. Government agencies
     and corporations
     Within one year                            $11,846,301     $   109,738    $    49,839   $11,906,200    3.81 %
     After 1 but within 5 years                   8,906,924          49,196         35,373     8,920,747    4.14
     After 5 but within 10 years                 18,454,860          40,148        207,732    18,287,276    4.16
                                                -----------     -----------    -----------   -----------
                                                $39,208,085     $   199,082    $   292,944   $39,114,223    4.05 %
                                                -----------     -----------    -----------   -----------

    States and political subdivisions
     After 1 but within 5 years                 $ 1,663,643     $     4,690    $     3,714   $ 1,664,619    3.95 %
     After 5 but within 10 years                 10,541,257         106,488         48,389    10,599,356    6.09
                                                -----------     -----------    -----------   -----------
                                                $12,204,900     $   111,178    $    52,103   $12,263,975    5.80 %
                                                -----------     -----------    -----------   -----------

    Mortgage backed securities                  $ 8,406,958     $    17,066    $    61,931   $ 8,362,093    4.49 %
                                                -----------     -----------    -----------   -----------

Total securities available for sale             $59,819,943     $   327,326    $   406,978   $59,740,291    4.38 %
                                                ===========     ===========    ===========   ===========

Restricted:
    Federal Reserve Bank stock                  $   129,650     $         -   $          -  $    129,650    6.00 %
    Federal Home Loan Bank stock                  1,169,800               -              -     1,169,800    2.43
                                                -----------     -----------   ------------  ------------
Total restricted investments                    $ 1,299,450     $         -   $          -  $  1,299,450    2.79 %
                                                ===========     ===========   ============  ============

            The fair value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $37,280,690 at September 30, 2005 and $32,538,864 at December 31, 2004. Also, a security with a fair value of $245,200 and $247,275 at September 30, 2005 and December 31, 2004, respectively is designated for a customer repurchase agreement.

            Proceeds from sales of securities available for sale (excluding maturities) during the nine months ended September 30, 2005 and the year ended December 31, 2004 were $34,548,938 and $6,391,436, respectively. Gross gains (losses) of $145,013 and $(142,638) during the nine months ended September 30, 2005 and $135,546 and $(0) for the year ended December 31, 2004 were realized on the respective sales.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3. Securities (continued)

            The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2005 and December 31, 2004.

            Securities are summarized as follows:

                                                    SEPTEMBER 30, 2005
                                   ---------------------------------------------------------------------------------
                                      LESS THAN 12 MONTHS          12 MONTHS OR MORE                 TOTAL
                                   -------------------------   -------------------------   -------------------------
                                       FAIR       UNREALIZED       FAIR       UNREALIZED       FAIR       UNREALIZED
DESCRIPTION OF SECURITIES             VALUE         LOSSES        VALUE         LOSSES        VALUE         LOSSES
--------------------------------   -----------   -----------   -----------   -----------   -----------   -----------
U.S. government agenices
   and corporations                $16,418,607   $   138,105   $11,442,050   $   287,973   $27,860,657   $   426,078

State and political subdivisions     7,666,087        74,770       719,862        27,411     8,385,949       102,181

Mortgage backed securities           5,519,889        66,101     1,897,055        50,540     7,416,944       116,641
                                   -----------   -----------   -----------   -----------   -----------   -----------

Total temporarily impaired
   securities                      $29,604,583   $   278,976   $14,058,967   $   365,924   $43,663,550   $   644,900
                                   ===========   ===========   ===========   ===========   ===========   ===========

                                                    DECEMBER 31, 2004
                                   ---------------------------------------------------------------------------------
                                      LESS THAN 12 MONTHS          12 MONTHS OR MORE                 TOTAL
                                   -------------------------   -------------------------   -------------------------
                                       FAIR       UNREALIZED       FAIR       UNREALIZED       FAIR       UNREALIZED
DESCRIPTION OF SECURITIES             VALUE         LOSSES        VALUE         LOSSES        VALUE         LOSSES
--------------------------------   -----------   -----------   -----------   -----------   -----------   -----------
U.S. government agenices
   and corporations                $17,999,875   $   207,515   $ 2,412,150   $    85,429   $20,412,025   $   292,944

State and political subdivisions     4,919,844        52,103             -             -     4,919,844        52,103

Mortgage backed securities           5,913,016        39,117       866,422        22,814     6,779,438        61,931
                                   -----------   -----------   -----------   -----------   -----------   -----------

Total temporarily impaired
   securities                      $28,832,735   $   298,735   $ 3,278,572   $   108,243   $32,111,307   $   406,978
                                   ===========   ===========   ===========   ===========   ===========   ===========

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 4. Loans and Leases Receivable

            Major classifications of loans at September 30, 2005 and December 31, 2004, were as follows:

                                 SEPTEMBER 30,     DECEMBER 31,
                                     2005             2004
                                 -------------    -------------
Loans:
  Real estate                    $ 123,313,717    $ 108,158,901
  Commercial real estate            28,225,146       22,758,761
  Consumer                          17,131,245       16,404,853
  Commercial                         9,759,487        8,880,771
  Overdrafts                            78,636           82,556
                                 -------------    -------------
                                 $ 178,508,231    $ 156,285,842

Leases:                                150,243          166,389
                                 -------------    -------------
                                 $ 178,658,474    $ 156,452,231
Net deferred loan fees, costs,
    premiums and discounts             384,725          274,800
Allowance for loan losses           (1,997,785)      (1,807,449)
                                 -------------    -------------
                                 $ 177,045,414    $ 154,919,582
                                 =============    =============

      An analysis of the allowance for possible loan losses is as follows:

                                  SEPTEMBER 30,         DECEMBER 31,
                           --------------------------   ------------
                               2005           2004          2004
                           -----------    -----------   ------------
Balance, Beginning         $ 1,807,449    $ 1,607,763   $  1,607,763
    Provision charged to
        operations             280,000        283,000        393,000
    Recoveries                 139,738        129,011        158,850
    Loans charged off         (229,402)      (266,161)      (352,164)
                           -----------    -----------    -----------
Balance, Ending            $ 1,997,785    $ 1,753,613    $ 1,807,449
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

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 4. Loans and Leases Receivable

                                                            SEPTEMBER 30,      DECEMBER 31,
                                                         -------------------   ------------
                                                           2005       2004         2004
                                                         --------   --------   ------------
Nonaccrual  loans                                        $298,385   $436,162   $    380,731
Loans past due 90 days or more still accruing interest          -          -              -
                                                         --------   --------   ------------
     Total                                               $298,385   $436,162   $    380,731
                                                         ========   ========   ============

Note 5. Time Deposits

            At September 30, 2005, the scheduled maturities of time deposits are as follows:

                               TIME DEPOSITS       ALL TIME
                             $100,000 AND OVER     DEPOSITS
                             -----------------   -----------
Within 3 months              $    1,391,651      $ 5,253,295
3 months thru 6 months              502,554        4,498,129
6 months thru 12 months           4,096,076        8,854,023
Over 12 months                   25,758,867       70,726,693
                             --------------      -----------
                             $   31,749,148      $89,332,140
                             ==============      ===========

Note 6. Federal Home Loan Bank Borrowings

                                       SEPTEMBER 30,          DECEMBER 31,
                                  -------------------------   ------------
                                      2005          2004          2004
                                  -----------   -----------   ------------
Federal Home Loan Bank advances   $ 3,500,000   $         -   $  8,600,000

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

Note 7. Supplemental Retirement Plan

            On January 2, 2004, the Bank entered into a nonqualified supplemental retirement benefit agreement with the President which when fully vested would pay the President or his beneficiary an amount of $30,000 per year for 10 years beginning June 11, 2011, if he retires on or after May 29, 2011. Termination of employment prior to that date other than by reasons of death or disability will result in a reduced benefit. The expense for the nine months ended September 30, 2005 was $24,481.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

  Note 9.  Supplemental Health Insurance Plan

            Effective January 1, 2005, the Bank changed its health insurance program to a high deductible plan and concurrently established health reimbursement accounts for each employee on the plan. The Bank has committed for 2005 to fund $750 for each participant. The expense incurred for the health reimbursement accounts for the nine months ended September 30, 2005 was $43,624.

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

                  The Bank was organized on June 20, 1934, and has operated in Berkeley Springs in Morgan County, West Virginia, as a national banking association continuously since that time. The Bank is a full-service commercial bank conducting general banking and trust activities through nine full-service offices and nine automated teller machines located in Morgan and Berkeley Counties, West Virginia and Washington County, Maryland. The Bank's nineth full-service branch and ATM opened in April 2005 in Berkeley County, West Virginia. The Bank formed CNB Insurance Services, Inc., a wholly owned subsidiary, which is a property and casualty insurance agency selling primarily personal lines of insurance.

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

                  The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three and nine months ended September 30, 2005 and 2004. This discussion may include forward-looking statements based upon management's expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion and have based all average balances on daily averages.

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

         EARNINGS SUMMARY

                  Net income for the three months ended September 30, 2005 was $705,000 or $1.54 per share compared to $635,000 or $1.39 per share for the same period in 2004. Annualized return on average assets and average equity were 1.1% and 14.6% respectively, for the three months ended September 30, 2005, compared with 1.1% and 14.8%, respectively, for the three months ended September 30, 2004.

                  Net income for the nine months ended September 30, 2005 was $1.8 million or $4.00 per share compared to $1.8 million or $3.91 per share for the same period in 2004. Annualized return on average assets and average equity were 1.0% and 13.1% respectively, for the nine months ended September 30, 2005, compared with 1.1% and 13.9%, respectively, for the nine months ended September 30, 2004.

                  Although, earnings projections as of March 31, 2005 for the remainder of 2005 showed net income to decrease, the bank's loan growth continued to increase in the third quarter of 2005 and continued loan growth is expected through the end of 2005 although at a slower pace. The Bank and its branches are centered in a naturally growing part of West Virginia. The average home price in Berkeley County in 2005 has increased over 2004 by over 20%. The average dollar amount borrowed against these homes has also increased by over 15%. Berkeley County was recently rated the 3rd most populous county in West Virginia and in the top 100 for the fastest growing counties in the United States. Although the bank has incurred the additional expenses related to the opening of the new branch facility and the additional costs of compliance with the provisions of the Sarbanes-Oxley Act of 2002, which were less than anticipated at March 31, 2005, the bank now projects the increased loan growth will offset these costs and net income will show an increase for the remainder of 2005.

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

                  Net interest income for the three months ended September 30, 2005 increased by $226,000 or 10.1% over the same period in 2004. Interest income for the three months ended September 30, 2005 increased by $423,000 or 14.0% compared to the same period in 2004, while interest expense increased by $198,000 or 24.5% during the three months ended September 30, 2005, as compared to the same period in the prior year.

                  Net interest income for the nine months ended September 30, 2005 increased by $818,000 or 13.0% over the same period in 2004. Interest income for the nine months ended September 30, 2005 increased by $1.2 million or 13.7% compared to the same period in 2004, while interest expense increased by $365,000 or 15.6% during the nine months ended September 30, 2005, as compared to the same period in the prior year.

                  Increased net interest income for the three and nine month period is attributable to a higher level of net interest earning assets and an increase in the rates earned thereon. The Bank continues to experience a shift in the asset mix from lower yielding overnight federal funds to higher yielding loans and investment securities. The increase in the rates earned on interest earning assets is due to the current rising rate environment. The Bank has continued to experience steady deposit growth. The average balance on interest bearing liabilities increased along with the total interest expense, in all categories except for savings deposits, paid on those interest bearing liabilities. The Bank's higher loan demand and steady deposit growth has resulted in an increased loan to deposit ratio.

                  During the third quarter of 2005 compared to the same period in 2004, average net interest earning assets increased $20.9 million or 10.0% and average net interest bearing liabilities increased $12.9 million or 7.5% resulting in increased net interest income. CNB experienced a 1 basis point increase in the ratio of net interest income to average interest earning assets. The 21 basis point increase in rates earned on average interest earning assets offset by a 30 basis point increase in rates paid on average interest bearing liabilities contributed to the slight increase in the net interest margin.

                  During the first nine months of 2005 compared to the same period in 2004, average net interest earning assets increased $25.9 million or 13.2% and average net interest bearing liabilities increased $19.5 million or 12.2% resulting in increased net interest income. The ratio of net interest income to average interest earning assets was unchanged for the nine month comparison. The 6 basis point increase in rates paid on average interest bearing liabilities offset by a 3 basis point increase in rates earned on average interest earning assets contributed to the nonmovement of the net interest margin.

                  See Table 1 and Table 2 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential.

                  The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities.

     TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                           SEPTEMBER 30, 2005              SEPTEMBER 30, 2004
                                                   -------------------------------  ---------------------------------
                                                       QTR                              QTR
                                                     AVERAGE       QTR     YIELD/     AVERAGE      QTR       YIELD/
                                                     BALANCE     INTEREST   RATE(4)   BALANCE    INTEREST    RATE(4)
                                                   -------------------------------  ---------------------------------
                                                                       (IN THOUSANDS OF DOLLARS)
Interest earning assets:
    Federal funds sold and FHLB deposits           $       102  $       1   3.28%   $     5,161  $     19    1.33%
    Securities:
      Taxable                                           42,367        457   4.31         38,858       412    4.24
      Tax-exempt (1)                                    11,600         97   5.07          8,729        76    5.28
    Loans (net of unearned interest) (2)(5)(6)         175,974      2,823   6.42        156,359     2,453    6.28
                                                   -----------------------------    -----------------------------
         Total interest earning assets (1)         $   230,043  $   3,378   5.87%   $   209,107  $  2,960    5.66%
                                                   -----------------------------    -----------------------------

Nonearning assets:
    Cash and due from banks                        $     9,719                      $     9,661
    Bank premises and equipment, net                     6,639                            5,595
    Other assets                                         4,324                            4,480
    Allowance for loan losses                           (1,993)                          (1,760)
                                                   -----------                      -----------
         Total assets                              $   248,732                      $   227,083
                                                   ===========                      ===========

Interest bearing liabilities:
    Savings deposits                               $    32,497  $      41   0.50%   $    30,829  $     42    0.54%
    Time deposits                                       87,919        615   2.80         95,126       622    2.62
    NOW accounts                                        43,875        230   2.10         35,727       121    1.35
    Money market accounts                               10,413         24   0.92         10,205        21    0.82
    Borrowings                                          10,380         94   3.62            293         1    1.37
                                                   -----------------------------    -----------------------------
         Total interest bearing liabilities        $   185,084  $   1,004   2.17%   $   172,180  $    807    1.87%
                                                   -----------------------------    -----------------------------

Noninterest bearing liabilities:
    Demand deposits                                $    41,845                      $    35,529
    Other liabilities                                    2,460                            2,242
    Shareholders' equity                                19,343                           17,132
                                                   ------------                     -----------
         Total liabilities and
            shareholders' equity                   $   248,732                      $   227,083
                                                   ===========                      ===========

                                                                ---------                        --------
Net interest income (1)                                         $   2,374                        $  2,153
                                                                =========                        ========

Net interest spread (3)                                                     3.70%                            3.79%
                                                                           =====                           ======

Net interest income to average interest
            earning assets (1)                                              4.13%                            4.12%
                                                                           =====                           ======


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

(5) Interest income on loans excludes fees of $76,000 in 2005 and $71,000 in 2004.

(6) Interest income on loans includes fees of $17,675 in 2005 and $18,343 in 2004 from the Business Manager Program, student loans and lease receivables.

     TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                       SEPTEMBER 30, 2005              SEPTEMBER 30, 2004
                                                  -----------------------------   -----------------------------
                                                     YTD                             YTD
                                                   AVERAGE      YTD     YIELD/     AVERAGE     YTD      YIELD/
                                                   BALANCE   INTEREST  RATE (4)    BALANCE   INTEREST  RATE (4)
                                                  ---------  --------  --------   ---------  --------  --------
                                                                     (IN THOUSANDS OF DOLLARS)
Interest earning assets:
   Federal funds sold                             $     146  $      2      2.79%  $   2,677  $     27      1.05%
   Securities:
     Taxable                                         42,954     1,398      4.34      34,439     1,083      4.19
     Tax-exempt (1)                                  12,347       314      5.14       7,049       180      5.16
   Loans (net of unearned interest) (2)(5)(6)       166,707     7,874      6.30     152,103     7,125      6.25
                                                  ---------  --------      ----   ---------  --------      ----
        Total interest earning assets (1)         $ 222,154  $  9,588      5.75%  $ 196,268  $  8,415      5.72%
                                                  ---------  --------      ----   ---------  --------      ----

Nonearning assets:
   Cash and due from banks                        $   9,305                         $ 8,975
   Bank premises and equipment, net                   6,395                           5,403
   Other assets                                       4,254                           3,488
   Allowance for loan losses                         (1,933)                         (1,709)
                                                  ---------                       ---------
        Total assets                              $ 240,175                       $ 212,425
                                                  =========                       =========

Interest bearing liabilities:
   Savings deposits                               $  32,252  $    120      0.50%  $  27,674  $    107      0.52%
   Time deposits                                     87,371     1,721      2.63      93,299     1,907      2.73
   NOW accounts                                      41,890       606      1.93      29,000       260      1.20
   Money market accounts                             10,203        67      0.88       9,461        57      0.80
   Borrowings                                         7,769       186      3.19         553         5      1.21
                                                  ---------  --------      ----   ---------  --------      ----
        Total interest bearing liabilities        $ 179,485  $  2,700      2.01%  $ 159,987  $  2,336      1.95%
                                                  ---------  --------      ----   ---------  --------      ----

Noninterest bearing liabilities:
   Demand deposits                                $  39,641                        $ 32,924
   Other liabilities                                  2,323                           2,277
   Shareholders' equity                              18,726                          17,237
                                                  ---------                       ---------
        Total liabilities and
           shareholders' equity                   $ 240,175                       $ 212,425
                                                  =========                       =========

                                                             --------                        --------
Net interest income (1)                                      $  6,888                        $  6,079
                                                             ========                        ========

Net interest spread (3)                                                    3.75%                           3.77%
                                                                           ====                            ====

Net interest income to average
   interest earning assets (1)                                             4.13%                           4.13%
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

(5) Interest income on loans excludes fees of $221,000 in 2005 and $212,000 in 2004.

(6) Interest income on loans includes fees of $49,551 in 2005 and $84,031 in 2004 from the Business Manager Program, student loans and lease receivables.

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

      The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended September 30, 2005 and September 30, 2004 amounted to $72,000 and $102,000, respectively. The provision for loan losses for the nine months ended September 30, 2005 and September 30, 2004, amounted to $280,000 and $283,000, respectively. Loan quality remains stable, past dues are minimal and nonaccruals have decreased from the same period in 2004. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require an adjustment to the reserves as a result of their examination of the bank. See "Nonperforming Assets and Allowance for Loan Losses" for further discussion.

NONINTEREST INCOME

      Noninterest income for the three months ended September 30, 2005 increased $45,000 or 9.3% to $534,000 from $489,000 in the third quarter of 2004.
Noninterest income for the nine months ended September 30, 2005 increased $12,000 or 0.8% during the first nine months of 2004. The increase in noninterest income is attributable to an increase in Bounce Protection fees, fees generated from the insurance commissions, ATM and debit card fees and trust fee income offset by a decrease in gain on sale of investment securities and decrease in income from title insurance company. The decrease in income from the title insurance company is a direct result of a decrease in the number of policies written during the period. Insurance commissions increased due to general rate increases from the insurance companies and a slight increase in new written business for the first nine months. The increase in fees related to the Bounce Protection, ATM and debit cards have a direct correlation to the increased deposit base of the bank. Trust fees increased due to the assets under management increased 32% over the same period last year, the fee schedule for trust fees was increased by 10% during the fourth quarter of 2004 and fee income was received for the settlement of an estate during the first quarter of 2005.

NONINTEREST EXPENSES

      Noninterest expenses for the three months ended September 30, 2005, increased $207,000 or 12.3% and for the nine months ended September 30, 2005, increased $725,000 or 14.9%. Salaries increased due to normal merit increases, several new hires and salaries for the new Spring Mills branch employees. Employee benefits increased due to an increase in pension expense and the increased number of employees. Although, the bank changed its health insurance program, effective January 1, 2005, to a high deductible plan with reduced per employee premiums the insurance expense for the third quarter 2005 and the first nine months of 2005 showed an increase over the same period last year due to the increased number of employees. Concurrent with the creation of the high deductible insurance plan, the Bank established a vested health contribution plan which enables the Bank to contribute to health reimbursement accounts for each employee on the plan. A $15,106 expense was incurred in the third quarter of 2005 and a $43,624 expense was incurred for the first nine months of 2005 for the health reimbursement accounts. The increase in occupancy expense was due to start up costs for the new Spring Mills branch facility, the additional utilities and supply costs for the Spring Mills branch and a full nine months of utilities and supply costs for the Hancock Maryland branch. Also, increases in general utilities costs and supply costs for the operation of the bank contributed to the occupancy expense increase. The increase in furniture and equipment expense was due to the increased cost and number of maintenance contracts the bank carries on its equipment. The increase in other operating expenses was due to an increase in debit card expense, outside service fees, audit, tax and accounting fees, miscellaneous NSF check and other losses and the amortization of premium purchased for the Hancock branch facility. These increases were offset by decreases in advertising, data processing expense, bounce protection expense, legal fees and business manager expense. The increase in debit card expense is a direct result of the increased deposit base of the bank. Outside service fees and audit, tax and accounting fees increased due to additional costs of compliance with new banking regulations and the provisions of the Sarbanes-Oxley Act of 2002. The increase in miscellaneous NSF check and other losses is due to an increased exposure of the bank to fraudulent financial instruments and schemes. Bounce protection expense decreased due to the expiration of the Bank's contract with Pinnacle Financial Strategies in February 2004. Legal fees decreased as 2004 included expenses pertaining to the Hancock branch acquisition. Business manager expense decreased due to the continued decrease in the volume of receivables the bank purchased in the third quarter of 2005 due to a decline in customer need for the program. Advertising expense decreased due to the concentrated advertising campaign in early 2004 which related to the Hancock branch acquisition.

INCOME TAXES

      The Bank's provision for income taxes increased $24,000 or 8.1% to $314,000 for the three months ended September 30, 2005 and increased $67,000 or 8.0% to $903,000 for the nine months ended September 30, 2005. The effective tax rates for the third quarter of 2005 and 2004 were 30.8% and 31.4%, respectively and for the first nine months of 2005 and 2004 were 33.0% and 31.8%, respectively. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities and certain non deductible expenses.

FINANCIAL CONDITION

      The Bank's total assets as of September 30, 2005 increased $12.3 million or 5.2% to $249.3 million from December 31, 2004 due primarily to a $22.1 million increase in loans and $613,000 increase in premises and equipment, net offset by an $85,000 decrease in federal funds sold, $10.2 million decrease in investment securities and a $653,000 decrease in other assets. The decrease in other assets is due to WV Housing Clearing account for loans in process balance being greater at December 31, 2004 than September 30, 2005 due to the timing of the settlement of these loans. The Bank's total liabilities increased $11.0 million or 5.0% to $229.8 million from December 31, 2004 due to a $16.0 million increase in deposits offset by a $5.1 million decrease in borrowings. Shareholders' equity increased $1.3 million to $19.5 million at September 30, 2005, primarily due to net income of $1.8 million offset by the semi-annual cash dividend of $192,000 and a $334,000 decrease in accumulated other comprehensive income. The $334,000 decrease in accumulated other comprehensive income is a direct result of the decline in market value of available for sale securities. The components of accumulated other comprehensive income at September 30, 2005 and December 31, 2004, were unrealized gains and losses on available for sale securities, net of deferred income taxes and minimum pension liability adjustment, net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results unless the securities are actually sold.

LOAN PORTFOLIO

      At September 30, 2005, total loans increased $22.1 million or 14.3% to $177.0 million from $154.9 million at December 31, 2004 with $17.8 million of the growth being in the second and third quarters of 2005. This increase is mainly a result of a focused effort by all loan officers to generate loans. Loan officers have increased personal contact with realtors, auto dealers and commercial businesses during the first nine months of 2005. In addition, the Bank offered a fixed rate residential mortgage promotion which ended in June 2005 and an ongoing mortgage program in which the Bank pays up to $2,000 of certain closing costs. Also, the Bank had several large commercial real estate loans funded in the first half of 2005. The Bank and its branches are centered in a naturally growing part of West Virginia. The average home price in Berkeley County in 2005 has increased over 2004 by over 20%. The average dollar amount borrowed against these homes has also increased by over 15%. Berkeley County was recently rated the 3rd most populous county in West Virginia and in the top 100 for the fastest growing counties in the United States.

NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

      Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, restructured loans and other real estate owned. The following table summarized the Bank's nonperforming assets as of the periods shown:

                                              SEPTEMBER 30,       DECEMBER 31,
                                          ---------------------   ------------
                                            2005        2004          2004
                                          ---------   ---------   ------------
Nonaccrual loans                          $ 298,385   $ 436,162   $    380,731

Loans past due 90 days or more
   still accruing interest
                                                  -           -              -
                                          ---------   ---------   ------------
Total nonperforming loans                 $ 298,385   $ 436,162   $    380,731
                                          ---------   ---------   ------------

Other real estate owned
                                          $       -   $       -   $          -
                                          ---------   ---------   ------------

Total nonperforming assets                $ 298,385   $ 436,162   $    380,731
                                          =========   =========   ============

Nonperforming loans/Total loans                0.17%       0.28%          0.25%
Nonperforming assets/Total assets              0.12%       0.19%          0.16%
Allowance for loan losses/Total loans          1.13%       1.14%          1.17%


      As of September 30, 2005, the Bank has no loans which management considers to be impaired. Management is aware of six borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $2.2 million. A specific allowance of $190,000 related to these loans has been established as part of the allowance for loan losses. The loans are collateralized and management anticipates any additional potential loss would be minimal.

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

      The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. At September 30, 2005, the allowance for loan losses totaled $2.0 million compared to $1.8 million at December 31, 2004. The allowance for loan losses as a percentage of loans was 1.1% as of September 30, 2005 and 1.2% as of December 31, 2004.

      An analysis of the allowance for loan losses is summarized below:

                                          SEPTEMBER 30,                  DECEMBER 31,
                                  ----------------------------    ---------------------------
                                             2005                           2004
                                  ----------------------------    ---------------------------
                                                   PERCENT OF                    PERCENT OF
                                                 LOANS IN EACH                  LOANS IN EACH
                                                  CATEGORY TO                    CATEGORY TO
In thousands                       AMOUNT         TOTAL LOANS       AMOUNT       TOTAL LOANS
------------                      --------       -------------    -----------   -------------
Commercial, financial             $    959                21%     $       810              20%
   and agriculture
Real estate - residential              518                69              467              69
     mortgage
Installment and other                  288                10              323              11
Unallocated                            233               N/A              207             N/A
                                  --------       -----------      -----------   -------------
        Total                     $  1,998               100%     $     1,807             100%
                                  ========       ===========      ===========   =============

DEPOSITS

      The Bank's deposits increased $16.0 million or 7.7% during the nine months ended September 30, 2005. $6.6 million of the $16.0 million increase is due to the continued customer growth in the Bank's market area of Morgan and Berkeley Counties, West Virginia and Washington County, Maryland. $9.4 million of the increase is a direct result of a single public fund deposit account which operates in the bank's market area. The Bank has experienced a slight change in the deposit account mix during the first nine months of 2005. Steady growth continues in regular demand, interest-bearing demand and savings deposits The Bank experienced an overall decrease of $1.4 million other time deposits and rate sensitive jumbo certificates of deposit during the first nine months of 2005. This decrease is attributable to customers withdrawing funds or closing their 36-month Ultimate Certificates of Deposit on the anniversary date or maturity date due to the competitive rate market. The Bank began increasing their rates paid on their certificates of deposit during the end of the first quarter of 2005 which slowed the exodus of time deposits and certificate of deposit.

CAPITAL RESOURCES

      Shareholders' equity increased $1.3 million or 7.2% during the first nine months of 2005 due to $1.8 million in net income offset by the semi-annual cash dividend of $192,000 and a $334,000 decrease in accumulated other comprehensive income. The Bank is subject to regulations of the Office of the Comptroller of the Currency that impose certain minimum regulatory capital requirements. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was "well capitalized" at September 30, 2005. The following table summarized, as of September 30, 2005, the Bank's capital ratios.

                                  Components     Actual   Required
                                  of Capital      Ratio     Ratio
                                  ----------     ------   --------
Tier 1 Capital                    $   19,189       7.7%      4.0%
Total Risk Based Capital          $   21,057      14.1%      8.0%

RECENTLY ISSUED ACCOUNTING STANDARDS

      There were no recently issued accounting standards which pertain to CNB at September 30, 2005.

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

      The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold which totaled $49.6 million, or 19.9% of total assets at September 30, 2005. In addition, liquidity may be generated through loan repayments and over $7.5 million of available borrowing arrangements with correspondent banks. At September 30, 2005, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $3.3 million of cash from operations in the first nine months of 2005, which compares to $2.1 million during the same time period in 2004. Additional cash of $10.7 million was generated through net financing activities through September 30, 2005, which compares to $15.1 million for the first nine months of 2004. These proceeds along with proceeds from the sales and calls of investment securities were used to fund loans and purchase securities during each year. Net cash used in investing activities totaled $14.0 million during the first nine months of 2005 compared to $16.2 million during the same time period in 2004. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

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

      The Bank's base-line scenario holds the prime rate constant at 6.75 percent through September 2006. Based on the October 2005 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing or decreasing interest rate scenario.

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

      There have been no changes in the Company's internal controls over financial reporting in the fiscal quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

     CNB Financial Services, Inc.
            (Registrant)

     Date November 14, 2005       /s/ Thomas F. Rokisky, President/CEO
                                  --------------------------------------------

     Date November 14, 2005       /s/ Rebecca S. Stotler, Vice President/CFO
                                  --------------------------------------------