Form 10-K
period 2005-12-31
CNB FINANCIAL SERVICES INC
filed 2006-03-31
CIK 1113336

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

                                Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated files, or a non-accelerated file. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

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

As of March 23, 2006, there were 458,048 shares of Common Stock, Par Value $1.00 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

Item 1.  Business .......................................................     4
Item 1A. Risk Factors ...................................................     7
Item 2.  Properties .....................................................     9
Item 3.  Legal Proceedings ..............................................     9
Item 4.  Submission of Matters to a Vote of Security Holders ............    10

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities ...........    11
Item 6.  Selected Financial Data ........................................    12
Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations .......................................    13
Item 7A. Quantitative and Qualitative Disclosures About Market Risk .....    29
Item 8.  Financial Statements and Supplementary Data ....................    30
Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosures .......................................    61
Item 9A. Controls and Procedures ........................................    61
Item 9B. Other Information ..............................................    61

PART III

Item 10. Directors and Executive Officers of the Registrant .............    62
Item 11. Executive Compensation .........................................    64
Item 12. Security Ownership of Certain Beneficial Owners and
            Management ..................................................    68
Item 13. Certain Relationships and Related Transactions .................    68
Item 14. Principal Accountant's Fees and Services .......................    69

PART IV

Item 15. Exhibits and Financial Statement Schedules .....................    70

SIGNATURES ..............................................................    71

FORWARD LOOKING STATEMENTS

          In our Annual Report and Form 10-K, we include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plans," "intends," or similar words or expressions. You should read statements that contain these words carefully because they discuss our future expectations or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our shareholders. However, there may be events in the future that we are not able to predict accurately or control, including those factors set forth under "Risk Factors" contained herein. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we must inform you that a variety of factors could cause CNB Financial Services, Inc.'s actual results and experiences to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. Our ability to predict the results of the effect of future plans and strategies is inherently uncertain. Some of the risks and uncertainties that may affect the operations, performance, development and results of CNB Financial Services, Inc.'s business include:

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

EMPLOYEES

          As of December 31, 2005 and 2004, CNB employed 107 and 102 full-time equivalent employees, respectively.

BUSINESS OF CNB FINANCIAL SERVICES, INC. AND CITIZENS NATIONAL BANK

          The Company's primary function is to direct, plan and coordinate the business activities of the Bank and its subsidiary.

          Citizens National Bank is a full-service commercial bank conducting general banking and trust activities through five full-service offices and five automated teller machines located in Morgan and Berkeley Counties, West Virginia and Washington County, Maryland. The Bank exercised an option in December 2003 to purchase a parcel of land in Falling Waters, Berkeley County, West Virginia. Construction on an additional full-service branch began August 2004 and was completed in April 2005.

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

AVAILABLE INFORMATION

          Our Internet address is www.cnbwv.com. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, and our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, any document filed by the company with the SEC can be read and copied at the SEC's public reference facilities at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Copies of documents can also be obtained free of charge by any shareholder by writing to Rebecca S. Stotler, VP/CFO, CNB Financial Services, Inc., 101 S. Washington Street, Berkeley Springs, WV 25411.

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

          Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, the company's chief executive officer and chief financial officer are each required to certify that the company's Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining, and regularly evaluating the effectiveness of the company's internal controls; they have made certain disclosures to the company's auditors and the audit committee of the Board of Directors about the company's internal controls; and they have included information in the company's Quarterly and Annual Reports about their evaluation and whether there have been significant changes in the company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. Effective in 2007, Section 404 of Sarbanes-Oxley will become applicable to the company.

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

CAPITAL REQUIREMENTS

          As a bank holding company, the Company is subject to Federal Reserve Board risk-based capital guidelines. The guidelines establish a systematic framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into account and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance-sheet commitments into four weighted categories, with higher levels of capital being required for categories perceived as representing greater risk. The Bank is subject to substantially similar capital requirements adopted by its applicable regulatory agencies. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established a regulatory framework which ties the level of supervisory intervention by bank regulatory authorities primarily to a depository institution's capital category. Among other things, FDICIA authorized regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. FDICIA established five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The Company is well capitalized as detailed in Note 21 to the accompanying consolidated financial statements.

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

INTERNATIONAL MONEY LAUNDERING ABATEMENT AND
ANTI-TERRORIST FINANCING ACT OF 2001 (U.S. PATRIOT ACT)

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

ITEM 1A. RISK FACTORS

          This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this report.

THE BANKING BUSINESS IS VERY COMPETITIVE.

          The banking business is generally a highly competitive business. As of June 30, 2005, based on an FDIC analysis done as of June 30 each year, there were twelve other banks in CNB's market area. The total Morgan County commercial bank deposits, which include a total of five banking offices, as of June 30, 2005, were in excess of $202.7 million. The total Berkeley County commercial bank deposits, which include a total of twenty eight banking offices, as of June 30, 2005, were in excess of $883.8 million. The total Hancock, Maryland commercial bank deposits, which include four banking office, as of June 30, 2005, were in excess of $81.9 million. At this same date CNB had a 74.8% share of the Morgan County commercial bank deposits, a 5.6% share of the Berkeley County commercial bank deposits and a 21.2% share of the Hancock, Maryland commercial bank deposits. CNB represents Morgan County's only locally owned bank, as the other existing commercial banks have their parent-Bank headquarters in Charleston, West Virginia (City National) and Charlotte, North Carolina (BB&T).

          For most of the services which CNB provides, there is also competition from financial institutions other than commercial banks in attracting deposits and in making loans with local offices and those that do business over the internet. We compete for loans principally through the interest rates and loan fees we charge and the efficiency and quality of services we provide. Increasing levels of competition in our banking and financial services businesses may reduce our market share or cause the prices we charge for our services to fall. Our results may differ in future periods depending upon the nature or level of competition. In addition, some traditional banking services or competing services are offered by insurance companies, investment counseling firms and other business firms and individuals. Many of CNB's competitors have significantly greater financial and marketing resources than we have.

          The existence of larger financial institutions in Morgan and Berkeley Counties, West Virginia and Washington County, Maryland, some of which are owned by larger regional or national companies, influence the competition in Citizens National Bank's market area. The principal competitive factors in the market for deposits and loans are interest rates, either paid on deposits or charged on loans. West Virginia law allows statewide branch banking which provides increased opportunities for Citizens National Bank, but it also increases the potential competition for our service area. In addition, in 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act. Under this Act, absent contrary action by a state's legislature, interstate branch banking was allowed to occur after June 1, 1997. States are permitted to elect to participate to a variety of degrees in interstate banking or states may elect to "opt out." In 1996, the West Virginia Legislature elected to "opt in." Accordingly, out-of-state banks may form de novo banks or may acquire existing branches of West Virginia banks on a reciprocal basis.

IN THE FUTURE, CNB'S LENDING LIMIT COULD CREATE A COMPETITIVE DISADVANTAGE.

          In the future, CNB may not be able to attract larger volume customers because the size of loans that CNB can offer to potential customers is less than the size of the loans that many of CNB's larger competitors can offer. Accordingly, CNB may lose customers seeking large loans to mortgage companies, larger commercial banks and other financial institutions. We anticipate that our lending limit will continue to increase proportionately with CNB's growth in earnings; however, CNB may not be able to successfully attract or maintain larger customers.

CNB ENGAGES IN COMMERCIAL AND CONSUMER LENDING ACTIVITIES WHICH ARE RISKIER THAN RESIDENTIAL REAL ESTATE LENDING.

          CNB makes loans that involve a greater degree of risk than loans involving residential real estate lending. Commercial business loans may involve greater risks than other types of lending because they are often made based on varying forms of collateral, and repayment of these loans often depends on the success of the commercial venture. Consumer loans may involve greater risk because adverse changes in borrowers' incomes and employment after funding of the loans may impact their abilities to repay the loans.

          CNB's loan portfolio at December 31, 2005, consists of the following:

TYPE OF LOAN                                        PERCENTAGE OF PORTFOLIO
------------                                        -----------------------
Residential Real Estate Loans                                 69%
Commercial Loans, principally real estate secured             21%
Consumer Loans                                                10%

CNB HAS LIMITED CONTROL OVER ITS PROFITABILITY BECAUSE CNB CANNOT CONTROL THE VARIOUS FACTORS THAT CAN CAUSE FLUCTUATIONS IN INTEREST RATES.

          Aside from credit risk, the most significant risk resulting from CNB's normal course of business, extending loans and accepting deposits, is interest rate risk. If market interest rate fluctuations cause CNB's cost of funds to increase faster than the yield of its interest-earning assets, then its net interest income will be reduced. CNB's results of operations depend to a large extent on the level of net interest income, which is the difference between income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond CNB's control, including general economic conditions and the policies of various governmental and regulatory authorities. In establishing interest rates on deposit accounts, CNB considers various factors, including rates offered by competing institutions in their local market. In doing so, CNB does not try to offer the highest rates in their local market which may result in a loss of deposits in other institutions offering marginally higher rates.

          To effectively monitor the interest rate risk discussed above, CNB uses a computer model to project the change in net interest income under various changes in interest rates. To provide guidance to management, CNB's board of directors, through its Asset/Liability/Investment Committee, has established a policy related thereto which includes interest rate risk parameters within which to operate. As of December 31, 2005, CNB's interest rate risk is within the parameters.

CNB'S SUCCESS DEPENDS ON CNB'S MANAGEMENT TEAM.

          The departure of one or more of CNB's officers or other key personnel could adversely affect CNB's operations and financial position. The Company's management makes most decisions that involve CNB's operations. The key personnel have all been with CNB since 2001. They include Thomas F. Rokisky, Patricia C. Muldoon and Rebecca S, Stotler.

AN ECONOMIC SLOWDOWN IN OUR MARKET AREA COULD HURT CNB'S BUSINESS.

          Because we focus our business in the Eastern Panhandle of West Virginia and the western part of Maryland, an economic slowdown in these areas could hurt our business. An economic slowdown could have the following consequences:

          -    Loan delinquencies may increase;

          -    Problem assets and foreclosures may increase;

          -    Demand for the products and services of CNB may decline; and

          - Collateral (including real estate) for loans made by the CNB may decline in value, in turn reducing customers' borrowing power and making existing loans less secure.

CNB IS HIGHLY REGULATED.

          The operations of CNB are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on them. Policies adopted or required by these governmental authorities can affect CNB's business operations and the availability, growth and distribution of CNB's investments, borrowings and deposits.

CNB MAY INCUR INCREASED CHARGE-OFFS AND ADDITIONAL LOAN LOSS PROVISION DUE TO NEGATIVE CREDIT IN THE FUTURE.

          In the future, CNB could experience negative credit quality trends that could head to a deterioration of asset quality. Such deterioration could require CNB to incur loan charge-offs in the future and incur additional loan loss provision, both of which would have the effect of decreasing earnings.

MARKETABILITY OF COMMON STOCK.

          There is no active market for our outstanding shares, and it is unlikely that an established market for our shares will develop in the near future. We presently do not intend to seek listing of the shares on any securities exchange, or quotation on the Nasdaq interdealer quotation system. It is not known whether significant trading activity will take place for several years, if at all. Accordingly, a shareholder may not be able to sell their shares immediately upon offering them for sale.

ITEM 2. PROPERTIES

CNB Financial Services, Inc.

          CNB's headquarters are located at the main office of Citizens National Bank located at 101 South Washington Street, Berkeley Springs, West Virginia.

Citizens National Bank

          The principal executive office and main banking office is located at 101 South Washington Street, Berkeley Springs, West Virginia. In addition, the bank has owned and operated a full service branch bank located at 2450 Valley Road, Berkeley Springs, West Virginia since 1991. In October 1998, the bank opened a full service branch located at 2646 Hedgesville Road, Martinsburg, West Virginia. In March 2002, the bank opened a full service branch located at 14994 Apple Harvest Drive, Martinsburg, West Virginia. In April 2005, the bank opened an additional full service branch located at 1231 T.J. Jackson Drive, Falling Waters, West Virginia. Each of the bank's locations provides ATM services, in addition to traditional lobby and drive-in services. On January 26, 2004, CNB entered into an agreement to purchase certain assets and liabilities associated with the Hancock Branch of Fidelity Bank, a subsidiary bank of Mercantile Bankshares Corporation (formerly Home Federal). The purchase, which took place on June 11, 2004, increased the assets and liabilities of CNB by $14.6 million. CNB assumed responsibility for all the deposit services including checking, savings and certificate of deposits. Additionally, CNB acquired loans, equipment and leasehold improvements and assumed the lease for the real estate located at 333 East Main Street, Hancock, Maryland. In November of 1998, the bank acquired CNB Insurance Services, Inc. which is operated out of the main office in Berkeley Springs. The main office and branches are owned free and clear of any indebtedness. The Bank owns all of the facilities described above. Management believes that the facilities are of sound construction, in good operating condition, are appropriately insured and are adequately equipped for carrying on the business of the Company. The net book value of the bank's premises and equipment as of December 31, 2005 is $6.6 million.

ITEM 3. LEGAL PROCEEDINGS

          In the ordinary course of business, the Bank and its subsidiary are involved in various legal proceedings.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          The price of CNB's common stock ranged from $67.00 to $100.00 in 2005 and from $62.00 to $100.00 in 2004. The prices listed below represent the high and low market prices for stock trades reported during each quarter.

                                    PER SHARE
                   HIGH      LOW     DIVIDEND
                 -------   ------   ---------
2005
First quarter    $ 68.00   $68.00
Second quarter   $ 67.00   $67.00     $0.42
Third quarter    $100.00   $67.00
Fourth quarter   $ 90.00   $67.00     $1.02

2004
First quarter    $ 90.00   $71.00
Second quarter   $100.00   $62.00     $0.39
Third quarter    $100.00   $62.00
Fourth quarter   $ 75.00   $68.00     $0.99

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

          The ability of CNB to pay dividends is subject to certain limitations imposed by national banking laws. For a more detailed discussion on the limitations, see Note 22: Regulatory Restrictions of the Notes to Consolidated Financial Statements. As of March 3, 2006, the number of record holders was 636.

          During the fourth quarter of the fiscal year, CNB did not purchase any of its own common stock.

ITEM 6. SELECTED FINANCIAL DATA

TABLE 1. FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

                                     2005       2004       2003       2002       2001
                                   --------   --------   --------   --------   --------
                                          In thousands except for per share data
AT YEAR-END
   Total assets                    $258,953   $236,998   $201,056   $191,602   $171,541
   Securities available for sale     55,194     59,740     39,362     43,430     49,668
   Loans and lease, net of
      unearned income               180,207    154,920    146,273    129,815    111,874
   Deposits                         219,288    207,729    180,899    173,063    154,381
   Shareholders' equity              19,008     18,149     16,569     16,270     14,926

SIGNIFICANT RATIOS
   Return on average assets            1.00%      1.07%      0.89%      0.71%      0.77%
   Return on average
      shareholders' equity            12.91      13.38      10.44       8.38       8.49
   Average shareholders' equity
      to average assets                7.76       8.03       8.48       8.49       9.12
   Net interest margin                 4.12       4.11       3.83       3.36       3.73

SUMMARY OF OPERATIONS
   Interest income                 $ 13,420   $ 11,715   $ 11,569   $ 11,489   $ 11,868
   Interest expense                   3,850      3,169      4,152      5,342      5,937
   Net interest income                9,570      8,546      7,417      6,147      5,931
   Provision for loan losses            352        393        312        261        226
   Net interest income after
      provision for loan losses       9,218      8,153      7,105      5,886      5,705
   Non-interest income                2,007      1,972      1,728      1,403      1,025
   Non-interest expense               7,541      6,789      6,007      5,300      4,794
   Income before income taxes         3,684      3,336      2,826      1,989      1,936
   Income tax expense                 1,238        992      1,083        681        700
   Net income                         2,446      2,344      1,743      1,308      1,236

PER SHARE DATA
   Net income                      $   5.34   $   5.12   $   3.80   $   2.86   $   2.70
   Cash dividends                      1.44       1.38       1.20       1.02       1.02
   Net book value                     41.50      39.62      36.17      35.52      32.59

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB, for the years ended December 31, 2005 and 2004. This discussion and analysis should be read in conjunction with the audited, consolidated financial statements and accompanying notes. This discussion includes forward-looking statements based upon management's expectations; actual results may differ. Amounts and percentages used in this discussion have been rounded. All average balances are based on monthly averages.

EARNINGS SUMMARY

          CNB had net income totaling $2.4 million or $5.34 per share, $2.3 million or $5.12 per share and $1.7 million or $3.80 per share for fiscal years 2005, 2004 and 2003, respectively. Annualized return on average assets and average equity were 1.0% and 12.9%, respectively for 2005 compared to 1.1% and 13.4% for 2004 and .9% and 10.4% for 2003.

          Growth in net income for the year 2006 is projected to increase slightly compared to the growth in net income for 2005 due to the strong loan demand the company experienced in 2005 continuing in 2006 offset by a tighter net interest margin caused by the increased cost of funds

NET INTEREST INCOME

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

          Net interest income in 2005 increased by $1.0 million or 12.0% over 2004. Interest income in 2005 increased by $1.7 million or 14.6% compared to 2004, while interest expense increased by $681,000 or 21.5% during 2005 as compared to 2004. Interest income increased during 2005 compared to 2004 as a result of an increase in the average balances of loans and investment securities offset by a decrease in the average balance of federal funds sold. Average rates earned on all interest earning assets increased during 2005 compared to 2004. Interest expense increased during 2005 compared to 2004 as a result of an increase in the average balance of savings deposits, NOW accounts, money market accounts and borrowings and an increase in the average rates paid on those accounts. Interest expense was also affected by an increase in the average rates paid on time deposits offset by a decrease in the average balance of those accounts.

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

          During 2005 and 2004, the Bank used funds generated from deposit account growth, sale of investment securities and FHLB borrowings to fund loan commitments.

          The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities. Net interest margin increased from 2005 to 2004. See Table 2 - Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

     TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                    DECEMBER 31, 2005              DECEMBER 31, 2004              DECEMBER 31, 2003
                              ----------------------------   ----------------------------   ----------------------------
                                 YTD                            YTD                            YTD
                               AVERAGE      YTD     YIELD/    AVERAGE      YTD     YIELD/    AVERAGE      YTD     YIELD/
                               BALANCE   INTEREST    RATE     BALANCE   INTEREST    RATE     BALANCE   INTEREST    RATE
                              --------   --------   ------   --------   --------   ------   --------   --------   ------
                                                                     In thousands
Interest earning assets:
   Federal funds sold         $     28    $     5    3.11%   $  2,384    $    34    1.25%   $  1,521    $    17    1.02%
   Securities:
      Taxable                   43,245      1,894    4.38      37,526      1,569    4.18      42,602      1,887    4.43
      Tax-exempt (1)            12,092        410    5.14       8,070        273    5.13       1,718         59    5.20
   Loans (net of unearned
      interest) (2) (4) (5)    170,158     10,826    6.36     152,984      9,559    6.25     136,658      9,187    6.72
                              --------    -------    ----    --------    -------    ----    --------    -------    ----
Total interest
   earning assets (1)         $225,523    $13,135    5.82%   $200,964    $11,435    5.69%   $182,499    $11,150    6.11%
                              --------    -------    ----    --------    -------    ----    --------    -------    ----
Nonearning assets:
   Cash and due
      from banks              $  9,577                       $  9,459                       $  6,934
   Bank premises and
      equipment, net             6,455                          5,494                          4,734
   Other assets                  4,635                          3,880                          4,193
   Allowance for
      loan losses               (1,956)                        (1,731)                        (1,543)
                              --------                       --------                       --------
Total assets                  $244,234                       $218,066                       $196,817
                              ========                       ========                       ========
Interest bearing
   liabilities:
   Savings deposits           $ 32,340    $   162    0.50%   $ 28,622    $   147    0.51%   $ 22,876    $   114    0.50%
   Time deposits                87,977      2,391    2.72      92,959      2,493    2.68      94,497      3,685    3.90
   NOW accounts                 43,790        908    2.07      32,196        436    1.35      25,432        290    1.14
   Money market
      accounts                  10,101         91    0.90       9,685         79    0.82       6,836         53    0.78
   Borrowings                    8,393        298    3.55         873         14    1.60         728         10    1.37
                              --------    -------    ----    --------    -------    ----    --------    -------    ----
Total interest
   bearing liabilities        $182,601    $ 3,850    2.11%   $164,335    $ 3,169    1.93%   $150,369    $ 4,152    2.76%
                              --------    -------    ----    --------    -------    ----    --------    -------    ----
Noninterest bearing
   liabilities:
   Demand deposits            $ 40,314                       $ 33,931                       $ 27,319
   Other liabilities             2,368                          2,287                          2,431
   Shareholders' equity         18,951                         17,513                         16,698
                              --------                       --------                       --------
Total liabilities and
   shareholders' equity       $244,234                       $218,066                       $196,817
                              ========                       ========                       ========
                                          -------                        -------                        -------
Net interest income (1)                   $ 9,285                        $ 8,266                        $ 6,998
                                          =======                        =======                        =======
Net interest spread (3)                              3.71%                          3.76%                          3.35%
                                                     ====                           ====                           ====
Net interest income to
   average interest earning
   assets (1)                                        4.12%                          4.11%                          3.83%
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

(4) Interest income on loans excludes fees of $285,000 in 2005, $280,000 in 2004 and $419,000 in 2003.

(5) Interest income on loans includes fees of $68,484 in 2005, $100,527 in 2004 and $155,942 in 2003 from the Business Manager Program, student loans and lease receivables.

          Table 3 sets forth a summary of the changes in interest earned and interest expense detailing the amounts attributable to (i) changes in volume (change in average volume times the prior year's average rate), (ii) changes in rate (change in the average rate times the prior year's average volume). The changes in rate/volume (change in the average volume times the change in the average rate), had been allocated to the changes in volume and changes in rate in proportion to the relationship of the absolute dollar amounts of the change in each. During 2005, net interest income increased $1.2 million due to changes in volume and ($193,000) due to changes in interest rates. Also, net interest income was affected by a $5,000 increase in loan fees. In 2004, net interest income increased $835,000 due to changes in volume and $433,000 due to changes in interest rates. Also, net interest income was affected by a $139,000 decrease in loan fees.

TABLE 3. VOLUME AND RATE ANALYSIS OF CHANGES IN INTEREST INCOME

(Taxable equivalent basis)

                                2005 OVER 2004             2004 OVER 2003
                           -----------------------   --------------------------
                            CHANGE DUE TO              CHANGE DUE TO
                           --------------    TOTAL   ----------------    TOTAL
                           VOLUME    RATE   CHANGE   VOLUME     RATE     CHANGE
                           ------   -----   ------   ------   -------   -------
                                               In thousands
Interest earned on:
   Federal funds sold      $   56   $ (84)  $  (28)   $  12   $     5   $    17
   Taxable securities         248      78      326     (216)     (102)     (318)
   Tax-exempt securities      136       1      137      215        (1)      214
   Loans                    1,094     171    1,265      909      (537)      372
                           ------   -----   ------    -----   -------   -------
Total interest earned      $1,534   $ 166   $1,700    $ 920   $  (635)  $   285
                           ------   -----   ------    -----   -------   -------
Interest expense on:
   Savings deposits        $   19   $  (3)  $   16    $  31   $     2   $    33
   Time deposits             (136)     38      (98)     (58)   (1,134)   (1,192)
   NOW accounts               188     281      469       87        59       146
   Money market accounts        4       8       12       23         3        26
   Other borrowing            247      35      282        2         2         4
                           ------   -----   ------    -----   -------   -------
Total interest expense     $  322   $ 359   $  681    $  85   $(1,068)  $  (983)
                           ------   -----   ------    -----   -------   -------
Net interest income        $1,212   $(193)  $1,019    $ 835   $   433   $ 1,268
                           ======   =====   ======    =====   =======   =======

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

TABLE 4.  INTEREST RATE SPREAD AND NET INTEREST MARGIN ON EARNING ASSETS

(Taxable equivalent basis)

                                     2005              2004              2003
                               ---------------   ---------------   ---------------
                                AVERAGE           AVERAGE           AVERAGE
                                BALANCE   RATE    BALANCE   RATE    BALANCE   RATE
                               --------   ----   --------   ----   --------   ----
                                                   In thousands
Earning assets                 $225,523   5.82%  $200,964   5.69%  $182,499   6.11%
                               ========          ========          ========
Interest bearing liabilities   $182,601   2.11%  $164,335   1.93%  $150,369   2.76%
                                          ----              ----              ----
Interest rate spread                      3.71%             3.76%             3.35%
Interest free sources used
   to fund earning assets(1)     42,922   0.41%    36,629   0.35%    32,130   0.48%
                               --------   ----   --------   ----   --------   ----
Total sources of funds         $225,523          $200,964          $182,499
                               ========          ========          ========
Net interest margin                       4.12%             4.11%             3.83%
                                          ====              ====              ====

(1) Non-interest bearing liabilities and shareholders' equity less non-interest earning assets.

          The following discussion analyzes changes in the Bank's spreads and margins in terms of basis points. A basis point is a unit of measure for interest rates equal to .01%. One hundred basis points equals 1%.

          Interest rate spread decreased 5 basis points in 2005 while the net interest margin increased 1 basis point. The interest rate spread was negatively impacted by an 18 basis point increase in interest bearing liability costs offset by a 13 basis point increase in earning asset yields. Interest rate spread increased 41 basis points in 2004 while the net interest margin increased 28 basis points. Both the interest rate spread and margin were positively impacted by an 83 basis point decrease in interest bearing liability costs offset by a 42 basis point decrease in earning asset yields.

          The prime rate increased 200 basis points during 2005 and 125 basis point during the latter half of 2004, however long term rates have fluctuated in a relatively narrow range, resulting in a flatter yield curve. Loan yields increased 11 basis points in 2005 and decreased 47 basis points in 2004. The variances in 2004 are due to a significant portion of the loan portfolio repricing at lower rates through cash out refinancing or variable rate loans. The variable rate loan portfolio is tied to mid term Treasury rates, and these rates during 2005 increased in the first, third and fourth quarters and decreased in the second quarter. In 2005, the increase in liability costs is primarily the result of the higher cost of funds on NOW, money market accounts and borrowings during the year. In 2004, the decrease in liability costs is the result of the lower cost of funds on savings, NOW, money market and time deposit accounts during the year.

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

NONINTEREST INCOME

          Noninterest income increased $35,000 or 1.8% during 2005 over 2004. Noninterest income increased $244,000 or 14.1% during 2004 over the prior comparable period. The increases in 2005 and 2004 were attributable to fees generated from the Bounce Protection program, debit card income, ATM fees and trust fees. These increases were offset by a decrease in overdraft fees and a decrease in gain on sale of investment securities and, for 2004 only, travel club fees and miscellaneous customer service fees also reflected a decrease. For 2004, the increase was affected by service charge fees being increased effective October 1, 2003. Income from CNB's insurance operations increased due to additional new written business, rate increases by companies and a large group health plan written in September 2004.

          The level of trust assets being managed increased from $27.9 million at December 31, 2004 to $36.9 million at December 31, 2005 and the fees earned on these assets increased by $35,000. The increase in fees is due to a 32% increase in assets being managed and the fee schedule for trust fees was increased by 10% during the fourth quarter of 2004 and fee income was received for the settlement of an estate during the first quarter of 2005.

NONINTEREST EXPENSES

          Noninterest expenses increased $752,000 or 11.1% during 2005 over the prior comparable period. The increase was primarily due to an increase in salaries and employee benefits, occupancy expense, furniture and equipment expense and other operating expenses. Salaries and employee benefits increased due to normal merit increases, several new hires, a partial year of salaries and benefits for employees of the Spring Mills branch in northern Berkeley County and a full year of salaries and benefits for employees of the acquired Hancock, Maryland branch. Employee benefits increased due to an increase in pension expense and the increased number of employees. Although the bank changed its health insurance program, effective January 1, 2005, to a high deductible plan with reduced per employee premiums the insurance expense for 2005 showed an increase over the same period last year due to the increased number of employees. Concurrent with the creation of the high deductible insurance plan, the Bank established a vested health contribution plan which enables the Bank to contribute to health reimbursement accounts for each employee on the plan. A $58,989 expense was incurred in 2005 for the health reimbursement accounts.

          Additional utilities expense and depreciation related to the new branch facility in Spring Mills and a full year of expenses related to the acquired Hancock branch caused occupancy expense and furniture and equipment expense to increase.

          Components of other operating expense, which significantly increased during 2005, included telephone expense, debit card expense, outside service fees, audit, tax and accounting fees, miscellaneous NSF check and other losses and the amortization of premium purchased for the Hancock branch facility. These increases were offset by decreases in advertising, stationary, supplies and printing, employee training, bounce protection expense, legal fees and business manager expense. Telephone expense increased due to the addition of two branch facilities and increased usage. The increase in debit card expense is a result of the increased deposit base of the bank and additional fraud protection expense. Outside service fees and audit, tax and accounting fees increased due to additional costs of compliance with new banking regulations and the provisions of the Sarbanes-Oxley Act of 2002. The increase in miscellaneous NSF check and other losses is due to an increased exposure of the bank to fraudulent financial instruments and schemes. Stationary, supplies and printing decreased due to the purchase of free Citizens National Bank checks for all checking account customers of the acquired Hancock branch in 2004. Employee training decreased as a result of the outsourced staff training on Windows based products and other specialized product training in 2004. Bounce protection expense decreased due to the expiration of the Bank's contract with Pinnacle Financial Strategies in February 2004. Legal fees decreased as 2004 included expenses pertaining to the Hancock branch acquisition. Business manager expense decreased due to the continued decrease in the volume of receivables the bank purchased throughout 2005 due to a decline in customer need for the program. Advertising expense decreased due to the concentrated advertising campaign in early 2004 which related to the Hancock branch acquisition.

          Noninterest expenses increased $783,000 or 13.0% during 2004 over the prior comparable period. The increase was primarily due to an increase in occupancy expense, furniture and equipment expense, salaries and employee benefits and other operating expenses. Salaries and employee benefits increased due to normal merit increases, several new hires, one half year of salaries and benefits for employees of the acquired Hancock branch and additional payroll expenses related to the conversion of the Hancock branch. Also, salaries increased in the fourth quarter due to bonuses paid to employees, three officer level positions being filled and an increase in the number of hours worked by employees. During the fourth quarter of 2004, employees of the acquired Hancock branch were eligible for health insurance coverage which caused the Bank's group insurance to increase. Additional depreciation and amortization related to the new computer equipment, software and peripherals associated with the upgrade of the Bank's technology systems caused furniture and equipment expense to increase. Another factor relating to the increase in furniture and equipment expense was an increase in the cost and number of equipment maintenance contracts the Bank entered into primarily due to the 2004 technology system upgrade. Occupancy expense increased due to additional operating expenses related to the acquired Hancock branch and non-recurring maintenance expenses incurred in the fourth quarter of 2004.

          Components of other operating expense, which significantly increased during 2004, included stationary, supplies and printing, advertising, employee training, legal fees, debit card expense, other loan expense and amortization of premium purchased. These increases were offset by decreases to Bounce Protection expense, mortgage servicing rights, business manager expense, amortization of business assets purchased and outside service fees expense. The increase in stationary, supplies and printing, advertising, legal fees and amortization of premium purchased are a direct result of the Bank's acquisition of the full service branch of Fidelity Bank in Hancock, Maryland. The training expense increased due to additional staff training on Windows based products and specialized technical training during the fourth quarter 2004. Debit card expense increased due to the increased volume of transactions processed on our increased deposit base. Other loan expense increased due to adjustments made pertaining to the bank's sold loan portfolio.

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

          The Bank performed an analysis of the predominant risk characteristics of the previously capitalized mortgage servicing rights on December 31, 2003. This analysis indicated prepayment risk for the underlying loans is higher due to lower current interest rates and thus a write-down of the remaining balance was necessary. Management recognized a direct write off of $27,674 which was recorded in other expenses on the December 31, 2003 income statement.

          The Bank performs an annual test of impairment of acquired customer lists. On December 31, 2003, based on the results of these tests, the Bank concluded that there was an impairment of the amortizable intangible assets as a result of the rate of attrition of the acquired customers. Management determined the fair value of the intangible assets based on a multiple of commission income to determine the amount of impairment. The impairment recorded in 2003 was $64,003, which is included in other expenses on the income statement. The annual test for impairment resulted in no loss for the years ended December 31, 2005 or 2004.

INCOME TAXES

          Provision for income tax totaled $1.2 million in 2005, $992,000 in 2004 and $1.1 million in 2003. The effective tax rate was 33.6% in 2005 compared to 29.7% and 38.3% in 2004 and 2003, respectively. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities, and non-deductible expenses, such as life insurance premiums. See Note 16 of the Notes to Consolidated Financial Statements for a comprehensive analysis of income tax expense.

FINANCIAL CONDITION

          Table 5 examines Citizens National Bank's financial condition in terms of its sources and uses of funds. Average funding sources and uses increased $24.6 million or 12.2% in 2005 compared with an increase of $18.5 million or 10.1% in 2004.

TABLE 5. SOURCES AND USES OF FUNDS

                                        2005                             2004                   2003
                          -------------------------------   -------------------------------   --------
                                      INCREASE (DECREASE)               INCREASE (DECREASE)
                            AVERAGE   -------------------     AVERAGE   -------------------    AVERAGE
                            BALANCE    AMOUNT      %          BALANCE    AMOUNT       %       BALANCE
                           --------   --------   -----      ---------   --------    ----      --------
                                                          In thousands
Funding uses:
      Federal funds
      sold                 $     28   $ (2,356)  (98.8)%      $  2,384   $    863    56.7%    $  1,521
   Securities available
      for sale               55,337      9,741    21.4          45,596      1,276     2.9       44,320
   Loans                    170,158     17,174    11.2         152,984     16,326    11.9      136,658
                           --------   --------                --------   -------              --------
   Total uses              $225,523   $ 24,559    12.2%       $200,964   $18,465     10.1%    $182,499
                           ========   ========   =====        ========   =======    =====     ========
Funding sources:
    Interest-bearing
      demand deposits      $ 53,891   $ 12,010    28.7%       $ 41,881   $  9,613    29.8%    $ 32,268
   Savings deposits          32,340      3,718    13.0          28,622      5,746    25.1       22,876
   Time deposits             87,977     (4,982)   (5.4)         92,959     (1,538)   (1.6)      94,497
   Short-term
      borrowings              8,393      7,520   861.4             873        145   100.0          728
   Noninterest bearing
      funds, net(1)          42,922      6,293    17.2          36,629      4,499    14.0       32,130
                           --------   --------                --------   -------              --------
      Total sources        $225,523   $ 24,559    12.2%       $200,964   $ 18,465    10.1%    $182,499
                           ========   ========   =====        ========   =======    =====     ========

(1) Noninterest bearing liabilities and shareholders' equity less noninterest earning assets.

          Total assets increased $22.0 million or 9.3% to $259.0 million from December 31, 2004 to December 31, 2005 due primarily to a $25.3 million increase in loans and $557,000 increase in premises and equipment, net offset by a $53,000 decrease in federal funds sold, $4.5 million decrease in investment securities and a $666,000 decrease in other assets. The decrease in other assets is due to WV Housing Clearing account for loans in process balance being greater at December 31, 2004 than December 31, 2005 due to the timing of the settlement of these loans.

          Total liabilities increased $21.1 million or 9.6% to $239.9 million from December 31, 2004 to December 31, 2005 substantially due to the increase in deposits of $11.6 million and the increase in FHLB borrowings of $9.2 million. Shareholders' equity increased $859,000 to

$19.0 million at December 31, 2005 primarily due to net income of $2.4 million, offset by a $927,000 decrease in accumulated other comprehensive income and cash dividends of $660,000.

          The components of accumulated other comprehensive income at December 31, 2005, were unrealized gains and losses on available for sale securities, net of deferred income taxes and additional minimum pension liability, net of deferred income taxes. The decrease in accumulated other comprehensive income was due to the unrealized market value depreciation of the available for sale investment security portfolio and additional minimum pension liability adjustment. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results, however, unless the securities are actually sold. The additional minimum pension liability adjustment results from the accumulated benefit obligation exceeding the fair value of plan assets.

LOAN PORTFOLIO

          At December 31, 2005, total loans increased $25.3 million or 16.3% to $180.2 million from $154.9 million at December 31, 2004. The Bank experienced steady loan growth throughout 2005 with $17.8 million of the growth being in the second and third quarters of 2005. This increase is mainly a result of a focused effort by all loan officers to generate loans. Loan officers have increased personal contact with realtors, auto dealers and commercial businesses throughout 2005. In addition, the Bank offered a fixed rate residential mortgage promotion which ended in June 2005 and a mortgage program in which the Bank paid up to $2,000 of certain closing costs which ended in October 2005. Also, the Bank had several large commercial real estate loans funded in the first half of 2005. The Bank and its branches are centered in a naturally growing part of West Virginia. The average home price in Berkeley County in 2005 has increased over 2004 by over 20%. The average dollar amount borrowed against these homes has also increased by over 15%. Berkeley County was recently rated the 3rd most populous county in West Virginia and in the top 100 for the fastest growing counties in the United States. The loan mix remained constant with December 31, 2004 but continued to grow in all loan areas. The Bank's management believes additional growth in all lending areas is possible into year 2006. Management's intent is to control the loan volume in a manner which would produce a loan to deposit ratio between 75% and 90% and maintain credit quality. The loan to deposit ratio was 82.2% at December 31, 2005 and 74.6% at December 31, 2004. The ratio of net charge-offs to average loans outstanding was .08% in 2005 and .13% in 2004.

          Table 6 sets forth the amount of loans outstanding (net of unearned income) as of the dates shown:

TABLE 6. LOANS AND LEASES OUTSTANDING

                                                 DECEMBER 31,
                             ----------------------------------------------------
                               2005       2004       2003       2002       2001
                             --------   --------   --------   --------   --------
                                                 In thousands
Real estate                  $125,723   $108,159   $ 98,405   $ 83,239   $ 67,860
Commercial real estate         29,492     22,759     21,521     13,935     12,459
Consumer                       16,802     16,405     16,853     22,575     24,198
Commercial                      9,314      8,881      8,934      9,685      6,978
Overdrafts                        356         82        136         73         87
                             --------   --------   --------   --------   --------
                             $181,687   $156,286   $145,849   $129,507   $111,582
Leases:                           145        166        186        135        139
                             --------   --------   --------   --------   --------
                             $181,832   $156,452   $146,035   $129,642   $111,721
Net deferred loan fees,
   premiums and discounts         397        275        238        172        153
Allowance for loan losses      (2,022)    (1,807)    (1,608)    (1,484)    (1,337)
                             --------   --------   --------   --------   --------
                             $180,207   $154,920   $144,665   $128,330   $110,537
                             ========   ========   ========   ========   ========

          The commercial loan portfolio consisting of commercial business and commercial real estate loans showed an increase in outstanding loans of $7.2 million from $31.6 million at December 31, 2004 to $38.8 million at December 31, 2005. The commercial loan portfolio is approximately 21% of the total loan portfolio at December 31, 2005 compared to 20% at December 31, 2004. The Bank's activity in the Berkeley County market expanded significantly after opening a branch location in 1999. The same also occurred in the Maryland market after acquiring the Hancock, Maryland branch in June 2004. In addition, the Bank's loan growth has benefited from significant real estate development activity in Berkeley County, West Virginia. Management believes additional growth in both commercial business and commercial real estate loans is possible in 2006.

          Real estate mortgage loans comprised mainly of one to four family residences continued to be the Bank's dominant loan category. Mortgage lending comprises approximately 69% or $125.7 million of the total loan portfolio at December 31, 2005 compared to 69% or $108.2 million at December 31, 2004. Most of the increase in real estate lending is attributable to the Bank offering a fixed rate residential mortgage promotion which ended in June 2005 and a mortgage program in which the Bank pays up to $2,000 of certain closing costs which ended in October 2005.

          Table 7 summarizes the approximate contractual maturity and sensitivity of certain loan types to changes in interest rates as of December 31, 2005:

                                                         DECEMBER 31, 2005
                                          ----------------------------------------------
                                          ONE YEAR   ONE THROUGH      OVER
                                           OR LESS    FIVE YEARS   FIVE YEARS     TOTAL
                                          --------   -----------   ----------   --------
                                                           In thousands
Commercial, financial and agricultural:
   Floating rate                           $19,382     $ 8,272       $   300    $ 27,954
   Fixed rate                                2,872       4,514         3,466      10,852
                                           -------     -------       -------    --------
      Total                                $22,254     $12,786       $ 3,766    $ 38,806
                                           =======     =======       =======    ========
Real estate - mortgage:
   Floating rate                           $ 9,220     $42,726       $    --    $ 51,946
   Fixed rate                                2,132       3,427        63,006      68,565
                                           -------     -------       -------    --------
      Total                                $11,352     $46,153       $63,006    $120,511
                                           =======     =======       =======    ========
Real estate - construction:
   Floating rate                           $ 1,104     $    --       $    --    $  1,104
   Fixed rate                                4,108          --            --       4,108
                                           -------     -------       -------    --------
      Total                                $ 5,212     $    --       $    --    $  5,212
                                           =======     =======       =======    ========
Consumer:
   Floating rate                           $    66     $   141       $    --    $    207
   Fixed rate                                1,478      13,256         2,217      16,951
                                           -------     -------       -------    --------
      Total                                $ 1,544     $13,397       $ 2,217    $ 17,158
                                           =======     =======       =======    ========
Lease financing:
   Floating rate                           $    --     $    --       $    --    $     --
   Fixed rate                                    7          16           122         145
                                           -------     -------       -------    --------
      Total                                $     7     $    16       $   122    $    145
                                           =======     =======       =======    ========

          The Bank has experienced a shift from a demand for variable rate loans to a demand for fixed rate mortgage products. Demand for the variable rate loans has fallen due to the rising interest rate environment causing these products to not be as attractive as in the past. The Bank's in-house fixed rate products and secondary market fixed rates products, which are sold to various investors, have seen a greater demand during 2005. As of December 31, 2005, 51.2% of the Bank's mortgage loans were adjustable rate loans and 48.8% were fixed rate loans. Compared to December 31, 2004, 57.3% of the Bank's mortgage loans were adjustable rate loans and 42.7% were fixed rate loans. Currently, the Bank has approximately $2.8 million in fixed rate loans in the portfolio which were originated under terms that would allow them to be sold on the secondary market, although there is no intent to sell these loans.

          The consumer loan portfolio showed an increase of $397,000. The primary factor causing the increase was an increase in mobile homes financed through our Berkeley County branches along with an increase in loan volume at our Hancock branch.

          Bank policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. As of December 31, 2005 and 2004, nonaccrual loans approximated ..44% and .25% of total loans (net), respectively.

NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

          Nonperforming loans consist of loans in nonaccrual status and loans which are past due 90 days or more and still accruing interest. The Bank has no loans which are considered to be impaired as of December 31, 2005 and 2004. As of December 31, 2005, management is aware of seven borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $3.4 million. A specific allowance of $150,000 related to these loans has been established as part of the allowance for loan losses. The loans are collateralized primarily by real estate and management anticipates that any additional potential loss would be minimal.

          Table 8 sets forth the amounts of nonperforming loans as of the dates indicated:

TABLE 8. NONPERFORMING ASSETS

                                                                    DECEMBER 31
                                                         --------------------------------
                                                         2005   2004   2003   2002   2001
                                                         ----   ----   ----   ----   ----
                                                                   In thousands
Nonaccrual loans                                         $790   $381   $349   $ 13   $ 25
Loans past due 90 days or more still accruing interest    --     --      27    553    450
Other real estate                                         --     --      --      2     15
                                                         ----   ----   ----   ----   ----
   Total                                                 $790   $381   $376   $568   $490
                                                         ====   ====   ====   ====   ====

          The allowance for loan losses is the best estimate by management of the probable losses which have been incurred as of the respective balance sheet date. Management makes a determination quarterly by analyzing overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers and other factors. The Bank's methodology for determining the allowance for loan losses establishes both an allocated and an unallocated component. The allocated portion of the allowance represents the results of analyses of individual loans that are being monitored for potential credit problems and pools of loans within the portfolio. The allocated portion of the allowance for loans is based principally on current loan risk ratings, historical loan loss rates adjusted to reflect current conditions, as well as analyses of other factors that may have affected the collectibility of loans in the portfolio. The Bank analyzes all commercial loans that are being monitored as potential credit problems to determine whether such loans are impaired, with impairment measured by reference to the borrowers' collateral values and cash flows. The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. At December 31, 2005 and 2004, the allowance for loan losses totaled $2.0 million and $1.8 million, respectively. The allowance for loan losses as a percentage of loans was 1.1% and 1.2% as of December 31, 2005 and 2004, respectively. The provision for loan losses exceeded net charge-offs by $215,000 and $200,000 in 2005 and 2004, respectively.

          Table 9 shows a summary of the Bank's loan loss experience:

TABLE 9. ALLOWANCE FOR LOAN LOSSES

                                              2005       2004       2003       2002       2001
                                            --------   --------   --------   --------   --------
                                                                In thousands
Loans outstanding at end of year            $180,207   $154,920   $144,665   $128,330   $110,537
                                            ========   ========   ========   ========   ========
Daily average balance of loans and leases   $170,158   $152,984   $136,658   $118,530   $108,526
                                            ========   ========   ========   ========   ========
Balance of allowance for loan losses
   at beginning of year                     $  1,807   $  1,608   $  1,484   $  1,337   $  1,216
                                            --------   --------   --------   --------   --------
Loans charged off:
   Commercial, financial and agricultural   $     --   $     41   $      7   $      1   $      3
   Real estate - mortgage                         --         --         --          5         --
   Consumer                                      306        311        262        145        132
                                            --------   --------   --------   --------   --------
   Total loans charged off                  $    306   $    352   $    269   $    151   $    135
                                            --------   --------   --------   --------   --------
Recoveries:
   Commercial, financial and agricultural   $      2   $      5   $      2   $      2   $      2
   Consumer                                      167        153         79         35         28
                                            --------   --------   --------   --------   --------
   Total recoveries                         $    169   $    158   $     81   $     37   $     30
                                            --------   --------   --------   --------   --------
   Net charge-offs                          $    137   $    194   $    188   $    114   $    105
                                            --------   --------   --------   --------   --------
Provision charged to expense                $    352   $    393   $    312   $    261   $    226
                                            --------   --------   --------   --------   --------
Balance, end of year                        $  2,022   $  1,807   $  1,608   $  1,484   $  1,337
                                            ========   ========   ========   ========   ========
SELECTED ASSET QUALITY RATIOS:
Net charge-offs to average loans                0.08%      0.13%      0.14%      0.10%      0.10%
Allowance for loan losses to loans
   outstanding at end of year                   1.12%      1.17%      1.11%      1.16%      1.21%
Non-performing assets (1) to total assets       0.31%      0.16%      0.19%      0.30%      0.29%
Non-accrual loans to total loans                0.44%      0.25%      0.24%      0.01%      0.02%

(1)  Includes accruing loans past due 90 days or more

          Table 10 summarizes the allocation of the allowance for loan losses by loan type:

TABLE 10. LOAN LOSS HISTORY

                                                                   DECEMBER 31,
                        -------------------------------------------------------------------------------------------------
                               2005                2004                2003                2002                2001
                        -----------------   -----------------   -----------------   -----------------   -----------------
                                   % OF                % OF                % OF                % OF                % OF
                                 LOANS IN            LOANS IN            LOANS IN            LOANS IN            LOANS IN
                                   EACH                EACH                EACH                EACH                EACH
                        AMOUNT   CATEGORY   AMOUNT   CATEGORY   AMOUNT   CATEGORY   AMOUNT   CATEGORY   AMOUNT   CATEGORY
                        ------   --------   ------   --------   ------   --------   ------   --------   ------   --------
                                                                   In thousands
Commercial, financial
   and agriculture      $1,056      21%     $  810      20%     $  782      21%     $  330       8%     $  363       6%
Real estate-
   construction and
   mortgages               528      69         467      69         401      67         391      75         294      72
Consumer, leasing
   and other               303      10         323      11         274      12         364      17         370      22
Unallocated                135     N/A         207     N/A         151     N/A         399     N/A         310     N/A
                        ------     ---      ------     ---      ------     ---      ------     ---      ------     ---
      Total             $2,022     100%     $1,807     100%     $1,608     100%     $1,484     100%     $1,337     100%
                        ======     ===      ======     ===      ======     ===      ======     ===      ======     ===

          The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. In 2005, 2004 and 2003, the provision totaled $352,000, $393,000 and $312,000, respectively. Past due and nonaccrual loans have increased but continue to be minimal and loan quality remains good. Also, net charge offs as a percentage of average loans decreased from .13% in 2004 to .08% in 2005. Therefore, management decreased the provision for loan losses in 2005. Having decreased the provision for loan losses, management believes the allowance for loan losses to be adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require additional reserves as a result of their examination of the Bank. The allowance for loan losses reflects what management currently believes is an adequate level of allowance, although there can be no assurance that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD

          The Bank's securities portfolio consists of available for sale securities and restricted investments. Classifying the securities portfolio as available for sale provides management with increased ability to manage the balance sheet structure and address asset/liability management issues when needed. The fair value of the investment portfolio has decreased $4.0 million to $57.0 million at December 31, 2005 from 2004.

          The composition of the portfolio continues to reflect the Bank's conservative philosophy which places greater importance on safety and liquidity than on yield. At December 31, 2005, approximately 60.0% of the portfolio is comprised of U.S. Government agencies and corporations, 15.0% in Mortgage Backed securities, 21.8% in State and Municipal securities and 3.2% in restricted investments. The term to maturity is limited to seven years for Treasury and Agency bonds and 10 years for Municipal bonds. Typically, investments in Agency bonds contain a call feature. These bonds generally have a somewhat higher yield. The average term to maturity of the portfolio as of December 31, 2005 was
5.1 years.

          Table 11 sets forth the carrying amount of investment securities as of the dates shown:

TABLE 11. INVESTMENT SECURITIES

                                                       DECEMBER 31
                                               ---------------------------
                                                 2005      2004     2003
                                               -------   -------   -------
                                                       In thousands
Available for sale:
   U.S. Government agencies and corporations   $34,235   $39,114   $25,219
   State and municipal securities               12,415    12,264     4,655
   Mortgage-backed securities                    8,544     8,362     9,488
Restricted securities                            1,809     1,300       995
                                               -------   -------   -------
      Total                                    $57,003   $61,040   $40,357
                                               =======   =======   =======

          The Bank generally participates in the overnight federal funds sold market. Depending upon specific investing or funding strategies and/or normal fluctuations in loan and deposit balances, the Bank may need, on occasion, to purchase funds on an overnight basis. The average balance in federal funds sold decreased from $2.4 million in 2004 to $28,000 in 2005. This decrease is a result of funding the loan growth not funded by deposit growth.

          See Note 4 of the Notes to Consolidated Financial Statements for a comprehensive analysis of the securities portfolio.

DEPOSITS AND OTHER FUNDING SOURCES

          Total deposits were $219.3 million at December 31, 2005, an increase of $11.6 million or 5.6% over deposits at December 31, 2004. The increase is due to the continued customer growth in the Bank's market area of Morgan and Berkeley Counties, West Virginia and Washington County, Maryland. $6.2 million of the increase is a direct result of a single public fund deposit account which operates in the bank's market area. Average deposits, however, showed a $17.1 million, or 8.7% growth, to $214.5 million in 2005. Deposits at the Hedgesville branch totaled $20.8 million at December 31, 2005, an increase of $468,000 over December 31, 2004. Deposits at the Martinsburg branch totaled $26.0 million at December 31, 2005, an increase of $4.8 million over December 31, 2004, which is the direct result of an increase of $6.2 million in the balances of the large public fund deposit account offset by a decrease of $1.4 million in core deposits. Deposits at the Hancock Maryland branch totaled $18.3 million at December 31, 2005, an increase of $4.4 million over December 31, 2004. Deposits at the Spring Mills branch totaled $2.6 million at December 31, 2005. The Bank has continued to experience a change in the deposit account mix during 2005. In establishing interest rates on deposit accounts, management considers various factors, including rates offered by competing institutions in their local market. In doing so, the Bank does not try to offer the highest rates in their local market. Consequently, customers have moved time deposits and jumbo certificates of deposit to other institutions that are offering marginally higher rates. Although, the Bank has experienced a decrease in time deposits and jumbo certificates of deposit, in October 2005, the Bank began offering a new nonrenewable 27-month certificate of deposit product with an attractive rate. Customers have shown interest in this new time deposit product and in turn, the runoff of the Bank's time deposits and jumbo certificates of deposit has slowed. The increase in demand, interest bearing demand and savings accounts is the continued customer growth in all the Bank's branches. The new 27-month nonrenewable Certificate of Deposit and the 36-month Ultimate Certificate of Deposit are the deposit alternatives of choice for CNB customers. The Bank's 27-month nonrenewable Certificate of Deposit allows the customer to withdraw all of the CD on the fifteen month anniversary date without penalty. No deposits may be made to this CD. The Bank's 36-month Ultimate Certificate of Deposit allows the customer to withdraw all or a portion of the CD on the first or second year anniversary date without penalty. Deposits may also be made to this CD at any time.

          Noninterest-bearing deposits also grew by $5.7 million or 15.4%, during 2005, from $37.0 million at December 31, 2004, to $42.7 million at December 31, 2005. At December 31, 2005, noninterest-bearing deposits represented 19.5% of total deposits, compared to 17.8% for 2004. Average noninterest-bearing deposits increased 18.8% from $33.9 million in 2004 to $40.3 million in 2005. The growth is attributable, in part, to the additional new accounts gained from the Washington County, Maryland area.

          Interest-bearing deposits increased by $5.9 million or 3.4% to $176.6 million at December 31, 2005. Interest-bearing checking deposits increased by $6.8 million in 2005, while, the average interest-bearing checking deposits increased $12.0 million. Included in this category are NOW accounts and Money Market accounts. The Bank's deposit growth is primarily due to the increase in the deposits of the one large public fund depositor. The higher average balance growth in deposits is due to the consistent level of growth from the second quarter throughout the end of the year. While the average savings deposits increased $3.7 million or 13.0% to $32.3 million in 2005, actual savings accounts only increased $361,000 at December 31, 2005 to $32.3 million. The Bank's largest source of interest-bearing funds is certificates of deposit. These accounts totaled $89.4 million at December 31, 2005, a decrease of $1.4 million or 1.5%. The continued decrease is primarily due to the lack of customer commitment to place their deposits in longer term time deposits with the anticipation of additional interest rate increases.

          Table 12 is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2005:

TABLE 12. MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

                             AMOUNT   PERCENT
                            -------   -------
                               In thousands
Three months or less        $ 1,264     4.12%
Three through six months      1,730     5.64
Six through twelve months     2,924     9.54
Over twelve months           24,742    80.70
                            -------    -----
   Total                    $30,660      100%
                            =======    =====

CONTRACTUAL OBLIGATIONS

          Table 13 shows the Bank's significant contractual obligations as of December 31, 2005:

                             PAYMENTS DUE BY PERIOD

                                                       LESS THAN     1-3       4-5      MORE THAN
                                             TOTAL       1 YEAR     YEARS     YEARS     5 YEARS
                                          ----------   ---------   -------   -------   ----------
Purchase obligations                      $   66,253    $ 66,253   $    --   $    --   $       --
Other long-term liabilities
   reflected on the registrant's
   balance sheet under GAAP
      Supplemental retirement liability       65,283          --        --        --       65,283
      Pension liability                      793,994          --        --        --      793,994
      401k liability                          62,482      62,482        --        --           --
      Deferred compensation                  768,646      10,338     8,435     2,173      747,700
      Post retirement liability              178,627      26,459    54,809    64,722       32,637
                                          ----------    --------   -------   -------   ----------
Total contractual obligations             $1,935,285    $165,532   $63,244   $66,895   $1,639,614
                                          ==========    ========   =======   =======   ==========

CAPITAL RESOURCES

          The Bank remains well capitalized. Total shareholders' equity at December 31, 2005 of $19.0 million represents 7.3% of total assets. This compares to $18.1 million or 7.7%, at December 31, 2004. Included in capital at December 31, 2005 is $756,000 of unrealized losses on available for sale securities and $516,000 minimum pension liability adjustment, both net of deferred income taxes. At December 31, 2004, the Bank had unrealized losses on available for sale securities of $49,000 and $296,000 minimum pension liability adjustment, both net of deferred income taxes. Such unrealized gains and losses are recorded net of related deferred taxes and are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact will result, however, unless the securities are actually sold.

          The stock of CNB Financial Services, Inc., and prior to the formation of CNB, the Bank, is not listed on an exchange and is not heavily traded. The trades that have occurred are those that, to management's knowledge, have been individually arranged. Based on information that management is aware of, the majority of shares sold during 2005 were at a price that ranged from $67 to $100 per share. During 2004, information available to management indicates that stock trades ranged from $62 to $100 per share. Book value per share increased from $39.62 at December 31, 2004 to $41.50 at December 31, 2005.

          Dividends which have been declared by the Board of Directors semiannually, increased from $1.38 per share in 2004 to $1.44 per share in 2005, a 4.4% increase.

          The Federal Reserve's risk-based capital guidelines provide for the relative weighting of both on-balance-sheet and off-balance-sheet items based on their degree of risk. The Bank continues to exceed all regulatory capital requirements, and is unaware of any trends or uncertainties, nor do any plans exist, which may materially impair or alter its capital position.

RETURN ON EQUITY AND ASSETS

          Table 14 shows consolidated operating and capital ratios for the periods indicated:

TABLE 14. OPERATING AND CAPITAL RATIOS

                                          YEARS ENDED
                                          DECEMBER 31,
                                         -------------
                                          2005    2004
                                         -----   -----
Return on average assets                  1.00%   1.07%
Return on average equity                 12.91   13.38
Dividend payout ratio                    26.97   26.97
Average equity to average assets ratio    7.76    8.03

LIQUIDITY AND INTEREST RATE SENSITIVITY

          The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold. At December 31, 2005, these sources totaled $55.2 million, or 21.3% of total assets. In addition, liquidity may be generated through loan repayments and over $7.5 million of available borrowing arrangements with correspondent banks. At December 31, 2005, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $4.1 million of cash from operations in 2005, which compares to $2.2 million in 2004 and $2.5 million in 2003. Additional cash of $19.9 million, $19.2 million and $8.5 million was generated through net financing activities in 2005, 2004 and 2003, respectively. These proceeds along with proceeds from the sales and maturities of investment securities were used to fund loans and purchase securities during each year. Net cash used in investing activities totaled $24.0 million in 2005 compared to $19.1 million in 2004 and $11.1 million in 2003. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

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

TABLE 15. INTEREST SENSITIVITY ANALYSIS


                                                         DECEMBER 31, 2005 INTEREST SENSITIVITY PERIOD
                                          ---------------------------------------------------------------------------
                                            2006      2007        2008        2009      2010    THEREAFTER     TOTAL
                                          -------   --------    --------    -------   -------   ----------   --------
                                                                          In thousands
Rate sensitive assets
Loans, net of unearned interest           $86,444   $ 18,875    $ 18,526    $ 9,074   $ 8,999    $38,290     $180,207
   Average interest rate                     7.06%      7.40%       7.64%      7.75%     8.15%      7.75%        7.65%
Securities                                  4,612        817       1,311      9,536     9,242     29,678       55,194
   Average interest rate                     4.95%      4.91%       4.90%      4.92%     4.96%      5.00%        4.92%
                                          -------   --------    --------    -------   -------    -------     --------
   Total interest sensitive assets        $91,056   $ 19,692    $ 19,837    $18,609   $18,240    $67,968     $235,401
                                          =======   ========    ========    =======   =======    =======     ========
Interest sensitive liabilities
Non-interest-bearing deposits             $ 4,267   $  4,267    $  4,267    $ 4,267   $ 4,267    $ 8,534       42,670
   Average interest rate                       --%        --%         --%        --%       --%        --%          --%
Savings and interest-bearing checking       8,724      8,724       8,724      8,724     8,724     17,449       87,244
   Average interest rate                     1.34%      1.34%       1.34%      1.34%     1.34%      1.34%        1.34%
Time deposits                              19,149     20,264      39,820      5,107     5,035         --       89,375
   Average interest rate                     2.59%      3.28%       3.70%      3.70%     4.30%        --%        3.37%
                                          -------   --------    --------    -------   -------    -------     --------
   Total interest sensitive liabilities   $32,140   $ 33,255    $ 52,811    $18,098   $18,026    $25,983     $219,289
                                          =======   ========    ========    =======   =======    =======     ========
GAP                                       $58,916   $(13,564)   $(32,975)   $   512   $   215    $41,985
Cumulative GAP                            $58,916   $ 45,352    $ 12,377    $12,889   $13,103    $55,088
GAP to sensitive assets ratio               25.03%     (5.76)%    (14.01)%     0.22%     0.09%     17.84%
Cumulative GAP to sensitive
    assets ratio                            25.03%     19.27%       5.26%      5.48%     5.57%     23.40%
GAP to total assets ratio                   24.86%     (5.72)%    (13.91)%     0.22%     0.09%     17.72%
Cumulative GAP to total assets ratio        24.86%     19.14%       5.22%      5.44%     5.53%     23.24%

RECENTLY ISSUED ACCOUNTING STANDARDS

          In November 2005, FASB Staff Position (FSP) 115-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" was issued. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". The FSP applies to investments in debt and equity securities and cost-method investments. The application guidance within the FSP includes items to consider in determining whether an investment is impaired, in evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment's cost and its fair value when an impairment is determined. The FSP is required for all reporting periods beginning after December 15, 2005. Earlier application is permitted. The Bank does not anticipate the amendment will have a material effect on its financial statements.

          In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, ("SFAS No. 154") "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3." The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement. " The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Bank does not anticipate this revision will have a material effect on its financial statements.

          In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (Revised 2004) (SFAS No. 123R) "Share-Based Payment", which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 "Statement of Cash Flows" requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107"), which expresses the SEC's views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Bank will be required to apply SFAS No. 123R as of the annual reporting period that begins January 1, 2006, however the Bank does not currently have any share-based payments to which SFAS No. 123R applies.

          In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by the Corporation or acquired in business combinations. SOP 03-3 does not apply to loans originated by the Corporation. The Bank adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no material effect on the Bank's financial statements.

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

          A comparison of the carrying value of the Bank's financial instruments to their estimated fair value as of December 31, 2005 and December 31, 2004 is disclosed in Note 23 of the Notes to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Interest Rate Sensitivity" in Item 7 hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

CNB Financial Services, Inc. and Subsidiary
   Independent Registered Public Accounting Firm Report..   31
   Consolidated Balance Sheets...........................   32
   Consolidated Statements of Income.....................   33
   Consolidated Statements of Stockholders' Equity.......   34
   Consolidated Statements of Cash Flows.................   35
   Notes to Consolidated Financial Statements............   36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
CNB Financial Services, Inc.
Berkeley Springs, West Virginia

               We have audited the accompanying consolidated statements of financial condition of CNB Financial Services, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of CNB Financial Services, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Financial Services, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ SMITH ELLIOTT KEARNS & COMPANY, LLC

Hagerstown, Maryland

February 3, 2006

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2005 AND 2004

                                                       2005           2004
                                                   ------------   ------------
ASSETS
   Cash and due from banks                         $ 10,085,252   $ 10,047,939
   Federal funds sold                                    38,000         91,000
   Securities available for sale
      (at approximate market value)                  55,194,216     59,740,291
   Federal Home Loan Bank stock, at cost              1,669,900      1,169,800
   Federal Reserve Bank stock, at cost                  138,650        129,650
   Loans and leases receivable, net                 180,207,390    154,919,582
   Accrued interest receivable                        1,230,777      1,042,573
   Premises and equipment, net                        6,601,463      6,044,446
   Deferred income taxes                              1,159,595        512,224
   Cash surrender value of life insurance             1,279,690      1,168,922
   Intangible assets                                    620,593        738,057
   Other assets                                         727,896      1,393,582
                                                   ------------   ------------
      TOTAL ASSETS                                 $258,953,422   $236,998,066
                                                   ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
      Demand                                       $ 42,669,886   $ 36,965,406
      Interest-bearing demand                        54,900,737     48,055,089
      Savings                                        32,342,957     31,981,754
      Time, $100,000 and over                        30,659,767     34,265,305
      Other time                                     58,715,079     56,460,984
                                                   ------------   ------------
                                                   $219,288,426   $207,728,538
   Accrued interest payable                             611,512        543,551
   FHLB borrowings                                   17,800,000      8,600,000
   Securities sold under repurchase agreement                --        216,909
   Accrued expenses and other liabilities             2,245,443      1,760,328
                                                   ------------   ------------
      TOTAL LIABILITIES                            $239,945,381   $218,849,326
                                                   ------------   ------------

SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000  shares
      authorized; 458,048 shares outstanding       $    458,048   $    458,048
   Capital surplus                                    4,163,592      3,863,592
   Retained earnings                                 15,658,134     14,172,144
   Accumulated other comprehensive income            (1,271,733)      (345,044)
                                                   ------------   ------------
      TOTAL SHAREHOLDERS' EQUITY                   $ 19,008,041   $ 18,148,740
                                                   ------------   ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $258,953,422   $236,998,066
                                                   ============   ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                   2005          2004         2003
                                               -----------   -----------   -----------
INTEREST INCOME
   Interest and fees on loans                  $11,110,517   $ 9,839,122   $ 9,605,998
   Interest and dividends on securities:
      U.S. Government agencies and
         corporations                            1,489,230     1,191,842     1,306,566
      Mortgage backed securities                   358,302       357,734       545,307
      State and political subdivisions             417,242       273,249        72,512
      Other                                         40,212        19,718        22,116
   Interest on federal funds sold                    4,785        33,817        16,676
                                               -----------   -----------   -----------
                                               $13,420,288   $11,715,482   $11,569,175
                                               -----------   -----------   -----------
INTEREST EXPENSE
   Interest on interest bearing demand,
      savings and time deposits                $ 3,551,774   $ 3,154,811   $ 4,142,283
   Interest on federal  funds purchased                 --            --           825
   Interest on FHLB borrowings                     298,287        14,622         9,100
                                               -----------   -----------   -----------
                                               $ 3,850,061   $ 3,169,433   $ 4,152,208
                                               -----------   -----------   -----------
         NET INTEREST INCOME                   $ 9,570,227   $ 8,546,049   $ 7,416,967
PROVISION FOR LOAN LOSSES                          352,000       393,000       312,000
                                               -----------   -----------   -----------
         NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES          $ 9,218,227   $ 8,153,049   $ 7,104,967
                                               -----------   -----------   -----------
NONINTEREST INCOME
   Service charges on deposit accounts         $ 1,227,521   $ 1,177,252   $   989,244
   Other service charges, commissions
      and fees                                     565,999       434,649       366,004
   Insurance income                                142,523       135,068       115,883
   Other operating income                           59,224        54,306        63,547
   Net gain (loss) on sale of securities           (16,165)      135,546       141,450
   Income from title company                        27,924        35,207        54,550
   (Loss) on sale of other real estate owned            --            --        (2,674)
                                               -----------   -----------   -----------
                                               $ 2,007,026   $ 1,972,028   $ 1,728,004
                                               -----------   -----------   -----------
NONINTEREST EXPENSES
   Salaries                                    $ 3,061,375   $ 2,708,253   $ 2,338,063
   Employee benefits                             1,092,788       930,597       855,183
   Occupancy of premises                           436,247       377,322       300,728
   Furniture and equipment expense                 891,768       790,932       646,528
   Other operating expenses                      2,059,080     1,982,363     1,866,176
                                               -----------   -----------   -----------
                                               $ 7,541,258   $ 6,789,467   $ 6,006,678
                                               -----------   -----------   -----------
         INCOME BEFORE INCOME TAXES            $ 3,683,995   $ 3,335,610   $ 2,826,293
PROVISION FOR INCOME TAXES                       1,238,416       991,917     1,083,453
                                               -----------   -----------   -----------
         NET INCOME                            $ 2,445,579   $ 2,343,693   $ 1,742,840
                                               ===========   ===========   ===========
BASIC EARNINGS PER SHARE                       $      5.34   $      5.12   $      3.80
                                               ===========   ===========   ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                                              ACCUMULATED
                                                                                                 OTHER           TOTAL
                                                      COMMON       CAPITAL      RETAINED     COMPREHENSIVE   SHAREHOLDERS'
                                                       STOCK       SURPLUS      EARNINGS         INCOME          EQUITY
                                                    ----------   ----------   ------------   -------------   -------------
BALANCE, DECEMBER 31, 2002                          $  458,048   $3,863,592   $ 11,267,374    $   681,004     $ 16,270,018
                                                                                                              ------------
Comprehensive income:
   Net income for 2003                                      --           --      1,742,840             --        1,742,840
   Change in unrealized gains
      (losses) on securities
      available for sale (net of tax of $382,304)           --           --             --       (623,758)        (623,758)
   Change in minimum pension liability
      adjustment (net of tax of $165,792)                   --           --             --       (270,501)        (270,501)
                                                                                                              ------------
Total Comprehensive Income                                                                                         848,581
                                                                                                              ------------
Cash dividends ($1.20 per share)                            --           --       (549,658)            --         (549,658)
                                                    ----------   ----------   ------------    -----------     ------------
BALANCE, DECEMBER 31, 2003                          $  458,048   $3,863,592   $ 12,460,556    $  (213,255)    $ 16,568,941
                                                                                                              ------------
Comprehensive income:
   Net income for 2004                                      --           --      2,343,693             --        2,343,693
   Change in unrealized gains
      (losses) on securities
      available for sale (net of tax of $65,354)            --           --             --       (106,630)        (106,630)
   Change in minimum pension liability
     adjustment (net of tax of $15,419)                     --           --             --        (25,159)         (25,159)
                                                                                                              ------------
Total Comprehensive Income                                                                                       2,211,904
                                                                                                              ------------
Cash dividends ($1.38 per share)                            --           --       (632,105)            --         (632,105)
                                                    ----------   ----------   ------------    -----------     ------------
BALANCE, DECEMBER 31, 2004                          $  458,048   $3,863,592   $ 14,172,144    $  (345,044)    $ 18,148,740
                                                                                                              ------------
Comprehensive income:
   Net income for 2005                                      --           --      2,445,579             --        2,445,579
   Transfer to capital surplus                              --      300,000       (300,000)            --               --
   Change in unrealized gains
      (losses) on securities
      available for sale (net of tax of $432,965)           --           --             --       (706,418)        (706,418)
   Change in minimum pension liability
      adjustment (net of tax of $135,005)                   --           --             --       (220,271)        (220,271)
                                                                                                              ------------
Total Comprehensive Income                                                                                       1,518,890
                                                                                                              ------------
Cash dividends ($1.44 per share)                            --           --       (659,589)            --         (659,589)
                                                    ----------   ----------   ------------    -----------     ------------
BALANCE, DECEMBER 31, 2005                          $  458,048   $4,163,592   $ 15,658,134    $(1,271,733)    $ 19,008,041
                                                    ==========   ==========   ============    ===========     ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                      2005           2004           2003
                                                                  ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $  2,445,579   $  2,343,693   $  1,742,840
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                       833,406        691,928        556,075
   Impairment loss                                                          --             --         91,677
   Provision for loan losses                                           352,000        393,000        312,000
   Deferred income taxes                                               (79,401)       (79,046)        37,422
   Net (gain) loss on sale of securities                                16,165       (135,546)      (141,450)
   Loss on sale of real estate owned                                        --             --          2,674
   Loss on disposal and abandonment of fixed assets                         --            273         18,867
   (Increase) decrease in accrued interest receivable                 (188,204)      (169,388)        53,327
   (Increase) decrease in other assets                                 562,856       (713,422)      (170,046)
   Increase (decrease) in accrued interest payable                      67,961       (130,073)      (336,462)
   (Increase) in cash surrender value on life insurance in
      excess of premiums paid                                          (51,946)       (44,665)       (32,690)
   Increase in accrued expenses and other liabilities                   31,265          1,465        174,253
   Amortization of deferred loan (fees) cost                            64,778         25,490          4,190
   Amortization (accretion) of premium and discount on
      investments                                                       63,184         62,601        151,844
                                                                  ------------   ------------   ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                   $  4,117,643   $  2,246,310   $  2,464,521
                                                                  ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) in loans                                         (25,704,586)    (2,252,891)   (16,756,623)
   Proceeds from sales of securities                                37,026,097      6,391,436     13,044,280
   Proceeds from maturities, repayments and calls of securities      2,711,425     13,152,311     27,017,894
   Purchases of securities                                         (36,410,179)   (40,021,143)   (37,010,662)
   Purchases of Federal Home Loan Bank stock                        (6,909,700)    (1,146,200)      (727,700)
   Purchases of Federal Reserve Bank stock                              (9,000)            --             --
   Redemptions of Federal Home Loan Bank stock                       6,409,600        842,100        291,000
   Purchases of premises and equipment and computer software        (1,072,130)      (917,609)    (1,161,939)
   Proceeds from sale of other real estate owned, net                       --             --        104,654
   Investment in (return of capital from) title company                    575           (607)           865
   Net (increase) decrease in federal funds sold                        53,000        (88,000)     4,124,299
   Premiums paid on life insurance                                     (58,822)       (58,822)       (68,566)
   Cash from acquired branch                                                --      5,020,017             --
                                                                  ------------   ------------   ------------
      NET CASH (USED IN) INVESTING ACTIVITIES                     $(23,963,720)  $(19,079,408)  $(11,142,498)
                                                                  ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand and savings deposits                    $ 12,911,331   $ 20,904,756   $  9,647,217
   Net increase (decrease) in time deposits                         (1,351,443)    (8,649,803)    (1,811,037)
   Net increase (decrease) in securities sold under repurchase
      agreement                                                       (216,909)       216,909             --
   Net increase in FHLB borrowings                                   9,200,000      7,400,000      1,200,000
   Cash dividends paid                                                (659,589)      (632,105)      (549,658)
                                                                  ------------   ------------   ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                   $ 19,883,390   $ 19,239,757   $  8,486,522
                                                                  ------------   ------------   ------------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        $     37,313   $  2,406,659   $   (191,455)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      10,047,939      7,641,280      7,832,735
                                                                  ------------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $ 10,085,252   $ 10,047,939   $  7,641,280
                                                                  ============   ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the year:
      Interest                                                    $  3,782,100   $  3,299,506   $  4,488,670
      Income taxes                                                $  1,362,725   $  1,169,009   $    947,000
   Net transfer to foreclosed real estate, held for sale
      from loans receivable                                       $         --   $         --   $    105,528

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

     Citizens National Bank of Berkeley Springs (the "Bank"), a wholly owned subsidiary of CNB, provides a variety of banking services to individuals and businesses through its two locations in Morgan County, West Virginia, three locations in Berkeley County, West Virginia and one location in Washington County, Maryland. Its primary deposit products are demand deposits and certificates of deposit, and its primary lending products are commercial business, real estate mortgage and installment loans.

     In February 2001, CNB became a 50% member in a limited liability company, Morgan County Title Insurance Agency, LLC which sells title insurance. In January 2003, the other two members in the limited liability corporation purchased a portion of CNB's membership making each member's share 33%.

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

     USE OF ESTIMATES:

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. CNB's most significant estimates are the allowance for loan losses, depreciable lives of fixed assets and actuarial assumptions used in determining pension expense and liability, liability for postretirement benefits and liability for deferred compensation.

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

     IMPAIRED LOANS:

     Impaired loans are defined as those loans for which it is probable that contractual amounts due will not be received. Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, requires that the measurement of impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Larger groups of small-balance loans such as residential mortgage and installment loans that are considered to be part of homogeneous loan pools are aggregated for the purpose of measuring impairment, and therefore, are not subject to these statements. Management has established a dollar-value threshold for commercial loans. The larger commercial loans are evaluated for impairment. No loans are considered to be impaired at December 31, 2005 and 2004.

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

     Allowances for loan losses and impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

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

     EARNINGS AND DIVIDENDS PER SHARE:

     Basic earnings and dividends per share are computed on the basis of the weighted average number of 458,048 shares of common stock outstanding in 2005, 2004 and 2003.

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

     ADVERTISING COSTS:

     The Company expenses advertising costs in the period in which they are incurred. Advertising cost amounted to $106,076, $160,581 and $81,960 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

     The components of the change in "other comprehensive income" were as follows:

                                                       2005         2004         2003
                                                   -----------   ---------   -----------
Additional minimum pension liability adjustment
   arising during the year                         $  (355,276)  $ (40,578)  $  (436,293)
Unrealized holding gains (losses) arising during
   the year                                         (1,155,548)    (36,438)     (864,612)
Reclassification adjustment for (gains) losses
   realized in net income                               16,165    (135,546)     (141,450)
                                                   -----------   ---------   -----------
Net unrealized holding gains
   (losses) before taxes                           $(1,494,659)  $(212,562)  $(1,442,355)
Tax effect                                             567,970      80,773       548,096
                                                   -----------   ---------   -----------
Net change                                         $  (926,689)  $(131,789)  $  (894,259)
                                                   ===========   =========   ===========

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2005, FASB Staff Position (FSP) 115-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" was issued. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". The FSP applies to investments in debt and equity securities and cost-method investments. The application guidance within the FSP includes items to consider in determining whether an investment is impaired, in evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment's cost and its fair value when an impairment is determined. The FSP is required for all reporting periods beginning after December 15, 2005. Earlier application is permitted. The Company does not anticipate the amendment will have a material effect on its financial statements.

     In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, ("SFAS No. 154") "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3." The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and
     (2) correction of errors in previously issued financial statements should be termed a "restatement. " The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (Revised 2004) (SFAS No. 123R) "Share-Based Payment", which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 "Statement of Cash Flows" requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107"), which expresses the SEC's views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Company will be required to apply SFAS No. 123R as of the annual reporting period that begins January 1, 2006, however the Company does not currently have any share-based payments to which SFAS No. 123R applies.

     In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by the Corporation or acquired in business combinations. SOP 03-3 does not apply to loans originated by the Corporation. The Company adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no material effect on the Company's financial statements.

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

     The following table provides information concerning the allocations of the purchase price and the fair values of the assets and liabilities acquired of the Hancock branch:

                                             AT JUNE 11, 2004
                                             ----------------
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

NOTE 3. INVESTMENT IN LIMITED LIABILITY COMPANY

     In February 2001, CNB paid $5,000 to become a 50% member in a limited liability company, Morgan County Title Insurance Agency, LLC for the purpose of selling title insurance. In January 2003, the other two members in the limited liability company purchased a portion of CNB's membership making each member's share 33%. CNB accounts for their investment in Morgan County Title Insurance Agency, LLC as part of "Other Assets" using the equity method of accounting.

     The following represents the limited liability company's financial information:

                    MORGAN COUNTY TITLE INSURANCE AGENCY, LLC
                        STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)
                           DECEMBER 31, 2005 AND 2004

                               2005     2004
                              ------   ------
ASSETS
   Cash                       $4,356   $6,082
                              ------   ------
      TOTAL ASSETS            $4,356   $6,082
                              ======   ======
MEMBERS' EQUITY               $4,356   $6,082
                              ------   ------
      TOTAL MEMBERS' EQUITY   $4,356   $6,082
                              ======   ======

                    MORGAN COUNTY TITLE INSURANCE AGENCY, LLC
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                             2005       2004       2003
                           --------   --------   --------
INCOME
   Insurance commissions   $122,148   $185,154   $378,172
                           --------   --------   --------
      TOTAL INCOME         $122,148   $185,154   $378,172
                           --------   --------   --------
EXPENSES
   Management fees         $ 37,500   $ 72,328   $200,384
   Other expenses               874      8,806     12,808
                           --------   --------   --------
      TOTAL EXPENSES       $ 38,374   $ 81,134   $213,192
                           --------   --------   --------
      NET INCOME           $ 83,774   $104,020   $164,980
                           ========   ========   ========

                    MORGAN COUNTY TITLE INSURANCE AGENCY, LLC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                    2005        2004        2003
                                                  --------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $ 83,774   $ 104,020   $ 164,980
                                                  --------   ---------   ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES   $ 83,774   $ 104,020   $ 164,980
                                                  --------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Profit and capital distributed                 $(85,500)  $(103,800)  $(164,309)
                                                  --------   ---------   ---------
      NET CASH (USED IN) FINANCING ACTIVITIES     $(85,500)  $(103,800)  $(164,309)
                                                  --------   ---------   ---------
      NET INCREASE IN CASH AND CASH
         EQUIVALENTS                              $ (1,726)  $     220   $     671
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       6,082       5,862       5,191
                                                  --------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR          $  4,356   $   6,082   $   5,862
                                                  ========   =========   =========

NOTE 4. SECURITIES

     The amortized cost and estimated market value of debt securities at December 31, 2005 and 2004 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities are summarized as follows:

                                                               2005                           WEIGHTED
                                       ---------------------------------------------------     AVERAGE
                                                        GROSS        GROSS      ESTIMATED        TAX
                                        AMORTIZED    UNREALIZED   UNREALIZED       FAIR      EQUIVALENT
                                           COST         GAINS       LOSSES        VALUE         YIELD
                                       -----------   ----------   ----------   -----------   ----------
Available for sale:
   U.S. Government agencies
      and corporations
      After 1 but within 5 years       $16,826,758     $  225     $  485,392   $16,341,591      4.10%
      After 5 but within 10 years       18,217,740         --        324,090    17,893,650      4.77
                                       -----------     ------     ----------   -----------
                                       $35,044,498     $  225     $  809,482   $34,235,241      4.45%
                                       -----------     ------     ----------   -----------
   States and political subdivisions
      After 1 but within 5 years       $ 2,641,897     $1,376     $   52,169   $ 2,591,104      3.04%
      After 5 but within 10 years        9,980,628      4,224        160,963     9,823,889      3.51
                                       -----------     ------     ----------   -----------
                                       $12,622,525     $5,600     $  213,132   $12,414,993      3.41%
                                       -----------     ------     ----------   -----------
   Mortgage backed securities          $ 8,746,228     $   --     $  202,246   $ 8,543,982      4.72%
                                       -----------     ------     ----------   -----------
Total securities available for sale    $56,413,251     $5,825     $1,224,860   $55,194,216      4.26%
                                       ===========     ======     ==========   ===========
Restricted:
   Federal Reserve Bank stock          $   138,650     $   --     $       --   $   138,650      6.00%
   Federal Home Loan Bank stock          1,669,900         --             --     1,669,900      3.00
                                       -----------     ------     ----------   -----------
Total restricted investments           $ 1,808,550     $   --     $       --   $ 1,808,550      3.23%
                                       ===========     ======     ==========   ===========

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
                                       ===========    ========     ========    ===========

     The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $40,610,746 at December 31, 2005 and $32,538,864 at December 31, 2004.

     Also, a security that had a carrying value of $247,275 was designated for customer repurchase agreements at December 31, 2004. As of December 31, 2005, the bank has no repurchase agreements on their books.

     Proceeds from sales of securities available for sale (excluding maturities) for the years ended December 31, 2005, 2004 and 2003 were $37,026,097, $6,391,436 and $13,044,280, respectively. Gross gains and (losses) of $145,013 and $(161,178) in 2005, $135,546 and $(0) in 2004, and $210,572
     and $(69,122) in 2003 were realized on the respective sales.

     The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004, respectively.

                                                                        2005
                                   ------------------------------------------------------------------------------
                                      LESS THAN 12 MONTHS         12 MONTHS OR MORE                TOTAL
                                   ------------------------   ------------------------   ------------------------
                                       FAIR      UNREALIZED       FAIR      UNREALIZED       FAIR      UNREALIZED
DESCRIPTION OF SECURITIES             VALUE        LOSSES        VALUE        LOSSES        VALUE        LOSSES
-------------------------          -----------   ----------   -----------   ----------   -----------   ----------
U.S. Government agenices
   and corporations                $18,797,616    $281,814    $13,938,525    $527,668    $32,736,141   $  809,482
State and political subdivisions     9,722,997     134,731      2,531,396      78,401     12,254,393      213,132
Mortgage backed securities           4,418,522      69,934      4,125,462     132,312      8,543,984      202,246
                                   -----------    --------    -----------    --------    -----------   ----------
Total temporarily impaired
   securities                      $32,939,135    $486,479    $20,595,383    $738,381    $53,534,518   $1,224,860
                                   ===========    ========    ===========    ========    ===========   ==========

                                                                        2004
                                   ------------------------------------------------------------------------------
                                      LESS THAN 12 MONTHS         12 MONTHS OR MORE                TOTAL
                                   ------------------------   ------------------------   ------------------------
                                       FAIR      UNREALIZED       FAIR      UNREALIZED       FAIR      UNREALIZED
DESCRIPTION OF SECURITIES             VALUE        LOSSES        VALUE        LOSSES        VALUE        LOSSES
-------------------------          -----------   ----------   -----------   ----------   -----------   ----------
U.S. Government agenices
   and corporations                $17,999,875    $207,515    $ 2,412,150    $ 85,429    $20,412,025    $292,944
State and political subdivisions     4,919,844      52,103             --          --      4,919,844      52,103
Mortgage backed securities           5,913,016      39,117        866,422      22,814      6,779,438      61,931
                                   -----------    --------    -----------    --------    -----------    --------
Total temporarily impaired
   securities                      $28,832,735    $298,735    $ 3,278,572    $108,243    $32,111,307    $406,978
                                   ===========    ========    ===========    ========    ===========    ========

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

     At December 31, 2005, there were 114 available for sale securities that have unrealized losses with aggregate depreciation of 2.2% from the securities amortized cost basis. The unrealized losses relate principally to government obligations. In analyzing the issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. Since the securities are primarily government bonds or agency issues and management has the ability to hold the securities until maturity or until such a time that the market value has recovered the unrealized losses, management determined that no declines are deemed to be other-than-temporary.

NOTE 5. LOANS AND LEASES RECEIVABLE

     Major classifications of loans at December 31, 2005 and 2004 were as follows:

                                     2005           2004
                                 ------------   ------------
Loans:
   Real estate                   $125,722,303   $108,158,901
   Commercial real estate          29,492,744     22,758,761
   Consumer                        16,801,986     16,404,853
   Commercial                       9,314,491      8,880,771
   Overdrafts                         356,329         82,556
                                 ------------   ------------
                                 $181,687,853   $156,285,842
Leases:                               144,869        166,389
                                 ------------   ------------
                                 $181,832,722   $156,452,231
Net deferred loan fees, costs,
    premiums and discounts            396,798        274,800
Allowance for loan losses          (2,022,130)    (1,807,449)
                                 ------------   ------------
                                 $180,207,390   $154,919,582
                                 ============   ============

     At December 31, 2005, approximately $75,594,000 or 48.8% of the real estate loans had fixed rates of interest and $79,186,000 or 51.2% had adjustable rates of interest.

     An analysis of the allowance for loan losses was as follows:

                             2005         2004         2003
                          ----------   ----------   ----------
Balance, beginning        $1,807,449   $1,607,763   $1,484,448
   Provision charged to
      operations             352,000      393,000      312,000
   Recoveries                168,413      158,850       80,626
   Loans charged off        (305,732)    (352,164)    (269,311)
                          ----------   ----------   ----------
Balance, ending           $2,022,130   $1,807,449   $1,607,763
                          ==========   ==========   ==========

     Loans are placed on nonaccrual status when, at the time the loan becomes 90 days past due or unless in management's judgement collectibility is assured. A summary of nonperforming loans is follows:

                                                             DECEMBER 31,
                                                         -------------------
                                                           2005       2004
                                                         --------   --------
Nonaccrual  loans                                        $789,684   $380,731
Loans past due 90 days or more still accruing interest         --         --
                                                         --------   --------
   Total                                                 $789,684   $380,731
                                                         ========   ========

     The contractual amount of interest that would have been recorded on nonaccrual loans during 2005 and 2004 was $48,044 and $35,507, respectively. The amount of interest income that was recorded on nonaccrual loans during 2005 and 2004 was $20,832 and $16,980, respectively.

     The Bank is not committed to lend additional funds to debtors whose loans are nonperforming or on nonaccrual status.

     The Bank has no loans which are considered to be impaired at December 31, 2005 and 2004.

NOTE 6. LOAN SERVICING

     Mortgage loans serviced for others are not included in the accompanying financial statements. The unpaid principal balances of mortgage loans serviced for others were $3,670,323 and $4,465,919 at December 31, 2005 and 2004, respectively.

     Custodial balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $48,288 and $70,211 at December 31, 2005 and 2004, respectively.

     The Bank did not capitalize any mortgage servicing rights in 2005, 2004 or 2003. The Company performed an analysis of the predominant risk characteristics of the previously capitalized mortgage servicing rights on December 31, 2003. This analysis indicated prepayment risk for the underlying loans is high due to lower current interest rates and thus a write-down of the remaining balance was necessary. During the year ended December 31, 2003, management recognized a direct write-off of $27,674 included in other expenses on the income statement. Amortization of mortgage servicing rights was $0, $0 and $2,247 in 2005, 2004 and 2003, respectively. There were no mortgage servicing rights at December 31, 2005 and 2004.

NOTE 7. PREMISES AND EQUIPMENT

     Major classifications of premises and equipment at December 31 were as follows:

                                         2005         2004
                                      ----------   ----------
Land and land improvements            $2,072,388   $1,942,910
Banking house - Main                   1,491,251    1,484,500
Banking house - Valley Road branch       547,936      547,936
Banking house - Hedgesville branch       766,743      766,743
Banking house - Martinsburg branch       697,006      697,006
Banking house - Hancock branch           230,999      230,999
Banking house - Spring Mills branch      882,844           --
Bank owned automobiles                    37,228       31,580
Furniture, fixtures and equipment      2,848,095    2,328,129
                                      ----------   ----------
                                      $9,574,490   $8,029,803
   Less accumulated depreciation       2,973,027    2,583,405
                                      ----------   ----------
                                      $6,601,463   $5,446,398
Construction in progress                      --      598,048
                                      ----------   ----------
                                      $6,601,463   $6,044,446
                                      ==========   ==========

     Depreciation expense amounted to $462,198, $370,056 and $338,062 in 2005, 2004 and 2003, respectively.

     The Bank purchased a parcel of land in Falling Waters, Berkeley County, West Virginia on December 15, 2003 for $503,261 to construct a new branch facility. Construction on the new branch facility began in August 2004 and was completed in April 2005. On April 27, 2005, the new branch building opened.

     Computer software, net of accumulated amortization, included in the statement of financial condition caption "Other Assets" amounted to $167,212 and $368,040 at December 31, 2005 and 2004, respectively.
     Amortization expense on computer software amounted to $253,744, $255,518 and $209,328 in 2005, 2004 and 2003, respectively.

NOTE 8. INTANGIBLE ASSETS

     Amortized intangible assets representing customer lists, contracts and records acquired by CNB Insurance Services, Inc. have a carrying amount of $66,267 and accumulated amortization of $54,370 and $48,421 at December 31, 2005 and 2004, respectively. These intangibles are amortized on a straight line basis through 2007. Amortized intangible asset representing the $780,616 premium from the purchase of core deposit relationships as part of the Hancock branch acquisition has accumulated amortization of $171,921 and $60,405 at December 31, 2005 and 2004, respectively. This core deposit intangible asset from the Hancock branch acquisition is being amortized over seven years on a straight line basis.

     Amortization expense on intangible assets amounted to $117,465, $66,354 and $8,685 in 2005, 2004 and 2003, respectively.

     The estimated amortization expense for the next five succeeding years will be:

2006  $117,465
2007  $117,465
2008  $111,516
2009  $111,516
2010  $111,516

NOTE 9. TIME DEPOSITS

     At December 31, 2005, the scheduled maturities of time deposits are as follows:

         TIME DEPOSITS       ALL TIME
       $100,000 AND OVER     DEPOSITS
       -----------------   -----------
2006      $ 5,918,172       19,148,902
2007        8,328,314       20,263,992
2008       13,711,453       39,819,838
2009        1,335,749        5,106,596
2010        1,366,079        5,035,518
          -----------      -----------
          $30,659,767      $89,374,846
          ===========      ===========

NOTE 10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The only repurchase agreement the Bank entered into in 2004 was a retail repurchase agreement with a customer. As of December 31, 2005, the Bank has no repurchase agreements.

NOTE 11. FEDERAL HOME LOAN BANK BORROWINGS

                                        DECEMBER 31,
                                  ------------------------
                                      2005         2004
                                  -----------   ----------
Federal Home Loan Bank advances   $17,800,000   $8,600,000

     Citizens National Bank is a member of the Federal Home Loan Bank of Pittsburgh ("FHLB") and, as such, can take advantage of the FHLB program for overnight and term advances at published daily rates. At December 31, 2005, the Bank only has overnight advances with FHLB. FHLB advances mature in January 2006 and carry an interest rate of 4.2%. Under the terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying mortgages and U.S. Government agencies and mortgage-backed securities. In addition, all of the Bank's stock in the FHLB is pledged as collateral for such debt. Advances available under this agreement are limited by available and qualifying collateral and the amount of FHLB stock held by the borrower.

                                                2005         2004
                                            -----------   ----------
Maximum balance (outstanding and pledged)   $17,800,000   $8,600,000
   at any month-end during the year
Average balance for the year                  8,212,740      757,377
Weighted average rate for the year                 3.55%        1.60%
Weighted average rate at year-end                  4.20%        2.24%

NOTE 12. UNUSED LINES OF CREDIT

     The Bank entered into an open-ended unsecured line of credit with Mercantile Safe Deposit and Trust Company for $3,000,000 for federal fund purchases. Funds issued under this agreement are at the Mercantile Safe Deposit and Trust Company federal funds rate effective at the time of borrowing. The line matures October 19, 2006 and has a compensating balance requirement of $250,000. The Bank had not drawn on these funds at December 31, 2005. The Bank entered into a line of credit with SunTrust Bank for $4,500,000 for federal fund purchases. Funds issued under this agreement are at the SunTrust Bank federal funds rate effective at the time of borrowing. The Bank had not drawn on these funds at December 31, 2005.

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

     The following table sets forth information about the Bank's plan as of October 31:

                                             2005         2004          2003
                                         -----------   ----------   -----------
CHANGE IN BENEFIT OBLIGATION:
   Benefit obligation at
      beginning of year                  $ 3,423,734   $3,269,219   $ 2,917,840
   Adjustment for plan changes               106,789           --            --
   Service cost                              162,067      144,323       115,397
   Interest cost                             229,400      200,152       201,998
   Actuarial (gain) loss                     428,791       47,693       181,139
   Benefits paid                            (164,757)    (237,653)     (147,155)
                                         -----------   ----------   -----------
   Benefit obligation at end of
      year                               $ 4,186,024   $3,423,734   $ 3,269,219
                                         -----------   ----------   -----------

CHANGE IN PLAN ASSETS:
   Fair value of plan assets at
      beginning of year                  $ 2,427,640   $2,246,999   $ 1,904,046
   Actual return on plan assets              212,052      198,364       244,353
   Employer contribution                     285,150      249,348       245,755
   Administrative expenses                        --      (29,418)           --
   Benefits paid                            (164,757)    (237,653)     (147,155)
                                         -----------   ----------   -----------
   Fair value of plan assets
      at end of year                     $ 2,760,085   $2,427,640   $ 2,246,999
                                         -----------   ----------   -----------
Funded status                            $(1,425,939)  $ (996,094)  $(1,022,220)
Unrecognized net actuarial
      (gain) loss                          1,464,092    1,054,208       968,629
Unrecognized prior service
      cost                                    98,574           --         2,753
                                         -----------   ----------   -----------
      Prepaid (accrued) benefit cost     $   136,727   $   58,114   $   (50,838)
                                         ===========   ==========   ===========

ADDITIONAL INFORMATION
Increase in minimum liability included
      in other comprehensive income      $   355,276   $   40,578   $   436,293

                                                               2005        2004        2003
                                                            ---------   ---------   ---------
WEIGHTED AVERAGE ASSUMPTIONS USED TO
   DETERMINE BENEFIT OBLIGATIONS AS OF OCTOBER 31:
      Discount rate                                               5.8%        6.5%        6.5%
      Expected return on plan
         assets                                                   8.5%        8.5%        8.5%
      Rate of compensation increase                               3.0%        3.5%        3.5%
WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE
   NET PERIODIC BENEFIT COST FOR YEARS ENDED OCTOBER 31:
      Discount rate                                               6.5%        6.5%        7.0%
      Expected return on plan
         assets                                                   8.5%        8.5%        8.5%
      Rate of compensation increase                               3.5%        3.5%        4.0%
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION
   CONSIST OF:
      Accrued benefit cost                                  $(793,994)  $(418,757)  $(489,884)
      Intangible assets                                        98,574          --       2,753
      Accumulated other comprehensive income                  832,147     476,871     436,293
                                                            ---------   ---------   ---------
      Net amount recognized                                 $ 136,727   $  58,114   $ (50,838)
                                                            =========   =========   =========

     The accumulated benefit obligation for the defined benefit pension plan was $3,554,079 and $2,846,397 at October 31, 2005 and October 31, 2004,
     respectively.

COMPONENTS OF NET PERIODIC COST:
   Service cost                                    $ 162,067   $ 136,170   $ 115,397
   Interest cost                                     229,400     207,304     201,998
   Expected return on plan assets                   (230,617)   (224,567)   (210,046)
   Amortization of prior service costs                 8,215       2,753      21,051
   Recognized net actuarial loss                      37,472      18,736          --
   Amortization of transition obligation/(asset)          --          --      (7,371)
                                                   ---------   ---------   ---------
      Net periodic plan cost                       $ 206,537   $ 140,396   $ 121,029
                                                   =========   =========   =========

                           2005    RANGE    2005   2004
                           ----   -------   ----   ----
(1) Plan assets
   (a) Equity securities    70%   40 - 80%   73%    72%
   (b) Debt securities      25%   20 - 40%   22%    23%
   (c) Real estate           0%         0%    0%     0%
   (d) Other                 5%     3 -10%    5%     5%
                                            ---    ---
   (e) Total                                100%   100%
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

CASH FLOWS

(1) Expected contributions for fiscal year ending October 31, 2006
    (a)  Expected employer contributions                             $  241,656
    (b)  Expected employee contributions                             $       --

(2) Estimated future benefit payments reflecting expected
       future service for the fiscal year(s) ending
    (a)  10/31/2006                                                  $  161,178
    (b)  10/31/2007                                                  $  164,459
    (c)  10/31/2008                                                  $  169,134
    (d)  10/31/2009                                                  $  185,761
    (e)  10/31/2010                                                  $  196,549
    (f)  10/31/2011 - 10/31/2015                                     $1,202,349

NOTE 14. 401(K) PROFIT SHARING PLAN

     All employees are eligible to participate in the Bank's 401(k) Profit Sharing Plan after completing one year of service. Employees may defer up to 15% of their salary in 2005, 2004 and 2003. The Bank may, at the discretion of the Board of Directors, match all or part of the employee deferrals. For 2005, 2004 and 2003, the Bank matched 75% of employee deferrals up to 5% of salary. The percentage of match varies based on the Bank's profit level. The assets of 401(k) Profit Sharing Plan are managed by the Bank's trust department.

     The Bank's contribution charged to income during 2005, 2004 and 2003 was $63,789, $53,783 and $49,287, respectively.

NOTE 15. DEFERRED COMPENSATION PLAN

     The Bank has a plan pursuant to which a director may elect to waive receipt of all or a portion of his fees for Board of Directors' meetings or committee meetings in exchange for a retirement benefit to be received during a ten-year period after attaining a certain age. The Bank has acquired life insurance on the lives of participating directors to fund its obligation under the plan. The cash surrender value of these life insurance policies has been recorded as an asset. The present value of payments to be paid to directors or their beneficiaries for services rendered to date has been recorded as a liability. The net expense for these benefits was $17,948, $17,702 and $22,405 for 2005, 2004 and 2003, respectively.

NOTE 16. INCOME TAXES

     Income taxes reflected in the statements of income are as follows:

                                        YEARS ENDED DECEMBER 31,
                                   ----------------------------------
                                      2005        2004        2003
                                   ----------   --------   ----------
Federal:
   Current                         $1,154,256   $942,169   $  921,863
   Deferred                           (68,049)   (67,864)      35,600
State:
   Current                            163,560    128,886      124,169
   Deferred                           (11,351)   (11,274)       1,821
                                   ----------   --------   ----------
      Provision for income taxes   $1,238,416   $991,917   $1,083,453
                                   ==========   ========   ==========

     Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

     The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting income, with the income tax provisions in the statements of income.

                                               YEARS ENDED DECEMBER 31,
                                        ------------------------------------
                                           2005         2004         2003
                                        ----------   ----------   ----------
Income tax expense at the
   statutory rate (34%)                 $1,252,558   $1,134,107   $  960,940
Increases (decreases) resulting from:
   Nontaxable interest income,
      net of non-deductible interest
      expense                             (164,735)    (121,892)     (58,527)
   State income taxes, net of federal
      income tax benefit                    91,908       83,217      125,990
   Other                                    58,685     (103,515)      55,050
                                        ----------   ----------   ----------
      Provision for income taxes        $1,238,416   $  991,917   $1,083,453
                                        ==========   ==========   ==========

     Federal and state income taxes receivable included in the balance sheet as other assets was $212,091 and $157,183 at December 31, 2005 and 2004, respectively.

     The components of deferred taxes included in the statement of financial condition as of December 31 are as follows:

                                             2005         2004
                                          ----------   ----------
Deferred tax assets:
   Provision for loan losses              $  663,605   $  585,959
   Deferred compensation plan                276,713      248,792
   Postretirement benefits                    64,306       69,236
   Defined benefit plan                           --       19,625
   Organizational costs                           --          602
   Intangible asset                           54,081       33,653
   Minimum pension liability adjustment      316,216      181,211
   Net unrealized loss on securities
      available for sale                     463,233       30,268
                                          ----------   ----------
                                          $1,838,154   $1,169,346
                                          ----------   ----------

Deferred tax liabilities:
   CSV life insurance                     $ (255,938)  $ (233,784)
   Defined benefit plan                      (49,222)          --
   Depreciation                             (373,399)    (423,338)
                                          ----------   ----------
                                          $ (678,559)  $ (657,122)
                                          ----------   ----------
Net deferred tax asset (liability)        $1,159,595   $  512,224
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

NOTE 17. OTHER OPERATING EXPENSES

                                          YEARS ENDED DECEMBER 31,
                                    ------------------------------------
                                       2005         2004         2003
                                    ----------   ----------    ---------
Stationery, supplies and printing   $  206,124   $  240,711   $  197,000
Data processing                        132,595      134,100      180,353
Director's fees                        178,375      178,650      149,733
Postage                                132,363      129,122      121,285
Telephone                              104,249       88,985       70,288
Professional fees                      297,449      252,160      295,259
ATM and debit card fees                222,539      188,147      168,136
Advertising and public relations       145,297      200,272      105,995
Other                                  640,089      570,216      578,127
                                    ----------   ----------   ----------
   Total other operating expenses   $2,059,080   $1,982,363   $1,866,176
                                    ==========   ==========   ==========

NOTE 18. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

     A summary of off-balance sheet instruments as of December 31 is as follows:

                                               2005          2004
                                           -----------   -----------
Commitments to originate:
   Fixed rate loans                        $ 2,697,280   $ 2,702,708
   Adjustable rate loans                     2,396,328     2,542,317
                                           -----------   -----------
                                           $ 5,093,608   $ 5,245,025
Letters of credit                            1,990,600     1,341,186
Undisbursed portion of construction
   loans                                     3,689,992     4,801,629
Available credit granted on commercial
   loans                                    10,213,982     9,619,306
Available credit on personal lines
   of credit                                   296,856       439,713
Undisbursed portion of home equity loans     3,743,253     6,212,908
                                           -----------   -----------
                                           $25,028,291   $27,659,767
                                           ===========   ===========

NOTE 19. SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

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

NOTE 20. LEGAL CONTINGENCIES

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 2005 and 2004, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and ratios are presented in the table. There were no deductions from capital for interest-rate risk in 2005 and 2004.

                                                             RATIO
                                        ----------------------------------------------
                              ACTUAL                                     TO BE WELL
                              AMOUNT                                 CAPITALIZED UNDER
                                IN                  FOR CAPITAL      PROMPT CORRECTIVE
                            THOUSANDS   ACTUAL   ADEQUACY PURPOSES   ACTION PROVISIONS
                            ---------   ------   -----------------   -----------------
As of December 31, 2005:
   Total Capital
      (to Risk Weighted
       Assets)               $21,066    13.68%          8.0%               10.0%
   Tier I Capital
      (to Risk Weighted
      Assets)                $19,140    12.43%          4.0%                6.0%
   Tier I Capital
      (to Average Assets)    $19,140     7.49%          4.0%                5.0%

As of December 31, 2004:
   Total Capital
      (to Risk Weighted
       Assets)               $19,898    14.42%          8.0%               10.0%
   Tier I Capital
      (to Risk Weighted
      Assets)                $18,172    13.17%          4.0%                6.0%
   Tier I Capital
      (to Average Assets)    $18,172     7.74%          4.0%                5.0%

NOTE 22. REGULATORY RESTRICTIONS

     Included in Cash and Due From Banks are average daily reserve balances the Bank is required to maintain with the Federal Reserve Bank. The amount of these required reserves, calculated based on percentages of certain deposit balances was $6.9 million at December 31, 2005.

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

     Certain regulations prohibit the transfer of funds from the Bank to affiliates in the form of loans or advances exceeding 10% of its capital stock and surplus. In addition, all loans or advances to nonbank affiliates must be secured by specific collateral. Based on this limitation, there was approximately $2,026,000 available for loans or advances to affiliates of the Bank as of December 31, 2005, at which time there were no material loans or advances outstanding.

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

     The estimated fair value of financial instruments at December 31, is summarized as follows:

                                                             2005                          2004
                                                 ---------------------------   ---------------------------
                                                   CARRYING                      CARRYING
                                                    AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                                                 ------------   ------------   ------------   ------------
Financial Assets:
   Cash, due from banks and
      federal funds sold                         $ 10,123,252   $ 10,123,252   $ 10,138,939   $ 10,138,939
    Securities available for
      sale                                         55,194,216     55,194,216     59,740,291     59,740,291
   Loans                                          180,207,390    179,658,280    154,919,582    155,324,574
   Accrued interest receivable                      1,230,777      1,230,777      1,042,573      1,042,573
Financial Liabilities:
   Demand deposits                               $129,913,580   $129,913,580   $117,002,249   $117,002,249
   Time deposits                                   89,374,846     91,424,100     90,726,289     92,637,563
   Accrued interest payable                           611,512        611,512        543,551        543,551
   FHLB borrowings                                 17,800,000     17,800,000      8,600,000      8,600,000
   Securities sold under repurchase agreements             --             --        216,909        216,909
Off Balance - Sheet
   Financial Instruments:
   Letters of credit                             $         --   $     16,488   $         --   $     10,338

NOTE 24. RELATED PARTY TRANSACTIONS

     In the ordinary course of business, the Bank has granted loans to officers, directors, and their affiliates amounting to $2,448,437 and $1,915,773 at December 31, 2005 and 2004, respectively. During 2005, $1,053,547 of new loans were made, or became reportable, and repayments and other decreases totaled $520,883. Deposits from related parties held by the Bank at December 31, 2005 and 2004 amounted to $5,794,438 and $5,264,183, respectively.

NOTE 25. PARENT COMPANY ONLY FINANCIAL INFORMATION

          The following represents parent company only financial information:

                 STATEMENTS OF FINANCIAL CONDITION (PARENT ONLY)
                           DECEMBER 31, 2005 AND 2004

                                                       2005          2004
                                                   -----------   -----------
ASSETS
   Cash                                            $        37   $    22,098
   Investment in Citizens National Bank             18,992,776    18,123,499
   Investment in Morgan County
      Title Insurance Agency, LLC                        1,452         2,027
   Deferred income taxes                                    --           602
   Other assets                                         11,795           594
                                                   -----------   -----------
      TOTAL ASSETS                                 $19,006,060   $18,148,820
                                                   ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Accrued expenses and other liabilities          $    (1,981)  $        80
                                                   -----------   -----------
      TOTAL LIABILITIES                            $    (1,981)  $        80
                                                   -----------   -----------

SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000 shares
      authorized; 458,048 shares outstanding       $   458,048   $   458,048
   Capital surplus                                   4,163,592     3,863,592
   Retained earnings                                15,658,134    14,172,144
   Accumulated other comprehensive income           (1,271,733)     (345,044)
                                                   -----------   -----------
      TOTAL SHAREHOLDERS' EQUITY                   $19,008,041   $18,148,740
                                                   -----------   -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $19,006,060   $18,148,820
                                                   ===========   ===========

                       STATEMENTS OF INCOME (PARENT ONLY)
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                              2005         2004         2003
                                           ----------   ----------   ----------
Dividend income                            $  659,589   $  662,106   $  549,658
Income from title company                      27,924       35,207       54,550
Noninterest expense                           (44,744)     (58,038)     (56,422)
                                           ----------   ----------   ----------

INCOME BEFORE INCOME TAXES AND EQUITY
   IN UNDISTRIBUTED EARNINGS OF CITIZENS
   NATIONAL BANK                           $  642,769   $  639,275   $  547,786
Income tax (expense) benefit                    6,844        7,595         (774)
                                           ----------   ----------   ----------

INCOME BEFORE EQUITY IN UNDISTRIBUTED
   EARNINGS OF CITIZENS NATIONAL BANK      $  649,613   $  646,870   $  547,012
Equity in undistributed earnings of
   Citizens National Bank                   1,795,966    1,696,823    1,195,828
                                           ----------   ----------   ----------
NET INCOME                                 $2,445,579   $2,343,693   $1,742,840
                                           ==========   ==========   ==========

                     STATEMENTS OF CASH FLOWS (PARENT ONLY)
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                      2005          2004          2003
                                                  -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $ 2,445,579   $ 2,343,693   $ 1,742,840
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Deferred income taxes                                  602           898           774
   (Increase) decrease in other assets                (11,201)        1,507            --
   Increase (decrease) in accrued expenses and
      other liabilities                                (2,061)           80       (52,528)
   Equity in undistributed earnings of
      Citizens National Bank                       (1,795,966)   (1,696,823)   (1,195,828)
                                                  -----------   -----------   -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES   $   636,953   $   649,355   $   495,258
                                                  -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in title company                    $       575   $      (607)  $       865
                                                  -----------   -----------   -----------
      NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                     $       575   $      (607)  $       865
                                                  -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash dividends paid                            $  (659,589)  $  (632,106)  $  (549,658)
                                                  -----------   -----------   -----------
      NET CASH (USED IN) FINANCING ACTIVITIES     $  (659,589)  $  (632,106)  $  (549,658)
                                                  -----------   -----------   -----------
      NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                              $   (22,061)  $    16,642   $   (53,535)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    $    22,098   $     5,456   $    58,991
                                                  -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR          $        37   $    22,098   $     5,456
                                                  ===========   ===========   ===========

NOTE 26. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              2005
                             -------------------------------------
                              FIRST     SECOND    THIRD     FOURTH
                             QUARTER   QUARTER   QUARTER   QUARTER
                             -------   -------   -------   -------
                                          In thousands
Interest income              $3,073     $3,282    $3,454   $3,611
Interest expense                808        888     1,004    1,150
                             ------     ------    ------   ------
Net interest income           2,265      2,394     2,450    2,461

Provision for loan losses       106        102        72       72
Noninterest income              449        513       531      530
Noninterest expense           1,771      1,926     1,892    1,952
Securities gains (losses)        (2)         1         3      (18)
                             ------     ------    ------   ------
Income before income taxes      835        880     1,020      949
Provision for income taxes      307        281       315      335
                             ------     ------    ------   ------
Net income                   $  528     $  599    $  705   $  614
                             ======     ======    ======   ======
Basic earnings per share     $  1.15    $ 1.31    $ 1.54   $  1.34
                             =======    ======    ======   =======

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

ITEM 9A. CONTROLS AND PROCEDURES

     The Company's chief executive officer and chief financial officer have concluded that as of December 31, 2005, which is the end of the period covered by this Annual Report on Form 10-K, the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13(a)-15(e) and timely, alerting them to material information relating to the Company required to be included in the Company's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

     There have been no changes in the Company's internal controls over financial reporting in the fiscal quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

                                         PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table contains certain information, as of March 3, 2006, with respect to current directors, nominees for directors and certain officers of CNB.

                                   DIRECTOR     PRINCIPAL OCCUPATION FOR PAST FIVE YEARS
              NAME           AGE     SINCE             AND POSITION HELD WITH CNB
              ----           ---   --------   -------------------------------------------
     Kenneth W. Apple         49     2003     Certified Public Accountant

     J. Robert Ayers          76     1974     Retired - President, Citizens National Bank

     John E. Barker           77     1972     Auto Sales - Service

     Margaret S. Bartles      51     2002     Realtor

     Jay E. Dick              53     1983     Retired - Manager-Hunters' Hardware, Inc.

     Herbert L. Eppinger      73     1979     Retired - Agriculture

     Robert L. Hawvermale     76     1967     Retired - Professional Engineer

     J. Philip Kesecker       76     1965     Real Estate Development

     Jerry McGraw             59     1988     Insurance

     Martha H. Quarantillo    46     1999     Pharmacist

     Thomas F. Rokisky        59     1993     President and Chief Executive Officer,
                                              CNB and Citizens National Bank

     Charles S. Trump IV      45     1986     Attorney at Law

     Arlie R. Yost            58     1988     Licensed Residential Appraiser

     All nominees are incumbent directors of CNB Financial Services, Inc.

     CNB's bylaws provide that the board of directors can set the number of directors but also provide that the board of directors must have no less than five nor more than 25 directors. The board of directors has set the number of directors to serve in 2006 at 13, which means that 13 directors will be elected at the 2006 Annual Meeting and will serve a term expiring at the next Annual Meeting or until a successor is selected.

     The names, ages and position of each executive officer of the company are listed below along with the positions with Citizens National Bank held by each of them during the last five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting.

                              AGE AS OF
                              MARCH 20,
              NAME              2006                     POSITION AND EXPERIENCE DURING THE PAST 5 YEARS
              ----            ---------   ----------------------------------------------------------------------------
     J. Philip Kesecker (1)       76      2000 to present - Chairman of the Board, CNB Financial Services, Inc.
                                          1987 to present - Chairman of the Board, Citizens National Bank

     Thomas F. Rokisky            59      2000 to present - President/CEO, CNB Financial Services, Inc.
                                          1996 to present - President/CEO, Citizens National Bank
                                          1990 to 1996 - Executive Vice President/COO, Citizens National Bank

     Rebecca S. Stotler           45      2000 to present - Vice President/CFO, CNB Financial Services, Inc.
                                          1999 to present - Vice President/CFO, Citizens National Bank
                                          1996 to 1999 - Vice President of Finance/Cashier, Citizens National Bank

     Patricia C. Muldoon          45      2003 to present - Senior Vice President/COO, Citizens National Bank
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

     Section 16 (a) of the Securities Exchange Act of 1934 requires CNB's directors and executive officers, and persons who own more than 10% of the registered class of CNB's equity securities, to make stock ownership and transaction filings with the Securities and Exchange Commission and to provide copies to CNB. Based solely on a review of the reports furnished to CNB and written statements that no other reports were required, all Section 16(a) filing requirements applicable to its officers and directors were met except for Thomas F. Rokisky, who filed one report late representing one transaction. CNB is required to report late filings.

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

ITEM 11. EXECUTIVE COMPENSATION

     The table below reflects information concerning the annual compensation for services in all capacities to the corporation for the fiscal years ended December 31, 2005, 2004 and 2003, of those persons who were, as of December 31, 2005, (a) the chief executive officer, and (b) the four other most highly compensated executive officers to the extent that such persons, total annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                   OTHER ANNUAL
        NAME AND PRINCIPAL POSITION     YEAR    SALARY    BONUS    COMPENSATION
        ---------------------------     ----   --------   -----   --------------
     Thomas F. Rokisky, President/CEO   2005   $126,592    $-0-   $22,845 (1)(2)
                                        2004   $121,380    $-0-   $22,071 (1)(2)
                                        2003   $108,330    $-0-   $20,172 (1)(2)

     (1) CNB's group life and health insurance program, which is paid for by CNB, is made available to all full-time employees. Effective January 1, 2005, the bank changed its health insurance program to a high deductible plan and concurrently established health reimbursement accounts for each employee on the plan. The bank funded $750 for each participant in 2005. In accordance with IRS Code Section 79, the cost of group life insurance coverage for an individual in excess of $50,000 is added to the individual's earnings and is included in salary. Also included in this figure are board fees earned and the corporation's contributions to the individual's 401(k) retirement savings program to which the individual has a vested interest.

     (2) CNB's contributions to the pension plan, a defined benefit plan, are not and cannot be calculated separately for specific participants. Contributions for the plan year of $285,150, $249,348 and $245,755 were made by CNB in 2005, 2004 and 2003, respectively.

     CNB does not maintain any form of stock option, stock appreciation rights, or other long-term compensation plans.

     CNB maintains a non-contributory defined benefit pension plan with employer contributions being based on a pension formula, which targets a certain monthly benefit for each plan participant at retirement. This pension plan is a qualified retirement plan and is available to all full-time employees, including officers, who meet the eligibility requirements. Directors do not participate in this plan.

     The pension plan is integrated with social security and is applicable to all participants. Pensions for all participants are based on an average of the highest five-years compensation. Annual compensation for the pension plan is defined as the total cash remuneration reportable on the employee's IRS form W-2, plus pre-tax contributions to employee benefit plans. The formula for determining the annual pension benefit is 2.0 percent of the 5-year average compensation multiplied by years of service up to a 25-year maximum effective for the plan year beginning November 1, 2004.

     The pension benefits are payable to participants on a monthly basis in the form of a joint and 50 percent survivor annuity for all married participants who do not elect otherwise, or in the form of a single life annuity for all other participants or survivors. Joint and 100 percent survivorship, single life annuity or 120 payments guaranteed are other optional forms of distribution. The normal retirement date for employees is the later of the participant's 65th birthday, or the fifth anniversary of the participant joining the plan. An employee must be at least 21 years of age and have one full year of service to become a plan participant. Full vesting in accumulated plan benefits occurs at the end of five years of service; there is no partial vesting. For the 2005 plan year, the employer contribution for all plan participants was $285,150. Estimated credited years of service and the compensation covered by the plan for each of the individuals named in the Summary Compensation Table are as follows: Mr. Rokisky, 15, and $126,592.

     The following table represents the normal pension, beginning at age sixty-five, based upon assumed final pay and years of credited service:

                                Pension Plan Table
                    -----------------------------------------
                                  Annual Benefits
                    -----------------------------------------
                     10 yrs.    15 yrs.    20 yrs.    25 yrs.
        Assumed     Credited   Credited   Credited   Credited
     Remuneration    Service    Service    Service    Service
     ------------   --------   --------   --------   --------
       $ 80,000      $16,000    $24,000    $32,000    $40,000
         90,000       18,000     27,000     36,000     45,000
        100,000       20,000     30,000     40,000     50,000
        110,000       22,000     33,000     44,000     55,000
        120,000       24,000     36,000     48,000     60,000
        130,000       26,000     39,000     52,000     65,000

     Directors receive $150 for each board meeting of the bank they attend, $150 for each discount committee meeting and $75 for other committee meetings they attend. There is no compensation for attendance at CNB board meetings. In addition, each director receives a fee of $6,000 per year. The chairman of the board receives an additional $3,500 per year and the vice chairman receives an additional $1,000 per year. Other than the deferred compensation/supplemental insurance plan described below, there are no other special arrangements with any directors. In 2005, the board of directors of CNB received $178,375, in the aggregate, for all board of directors' meetings attended and all fees paid.

     CNB maintains a deferred compensation/supplemental insurance plan for directors pursuant to which a director may elect to defer receipt of a portion of fees for board meetings for at least four years or until he reaches age 65, whichever is later. An amount equal to fees waived in addition to interest at an annual rate of 10% per year will be paid to each participating director or his designated beneficiary during a period of 10 years after the director reaches age 65. The payments after retirement will be paid from the general funds of CNB. CNB purchases and is the beneficiary of insurance on the lives of participants, the proceeds of which are used to help recover the net after-tax cost of the benefits and insurance premiums paid. Funds from the deferred fees of a participating director will be used to reimburse CNB for the costs of the premium for the insurance policies. The cost of the insurance premiums in 2005 was $58,822. At December 31, 2005, these policies had a net accumulated cash value of $1,279,690.

     Effective January 2, 2004, CNB entered into a nonqualified supplemental retirement benefit agreement with the President which when fully vested would pay the President or his beneficiary an amount of $30,000 per year for 10 years beginning June 11, 2011, if he retires on or after May 29, 2011. Termination of employment prior to that date other than by reasons of death or disability will result in a reduced benefit. Contributions to the plan charged to operations during 2005 amounted to $32,641. The benefits to be provided by this plan are not being funded by current resources.

     The personnel (compensation) committee of the board of directors has furnished the following report on executive compensation.

          The committee establishes the compensation for the Chief Executive Officer of CNB and the bank and reviews all personnel related issues including salary administration related to other employees and benefit programs. The CEO establishes compensation levels for all other personnel which are reviewed by the personnel committee. Committee objectives include administration of a total compensation package that allows CNB to attract and retain qualified persons to fill key executive positions and to utilize effective compensation programs which are directly related to executive officers accomplishing corporate goals and objectives, both operational and financial, aimed at achieving lasting improvement in CNB's long-term financial performance.

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

          With respect to the base salary granted to Mr. Rokisky for the year 2005, the committee took into account the performance during 2004 and information referred to above. Particular emphasis was placed on Mr. Rokisky's individual performance, including his leadership role through a period of continued growth, and CNB's continued strong financial performance.

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

          This report shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, unless the company specifically incorporates this report by reference. It will not otherwise be filed under such Acts.

          The report is submitted by the compensation committee which consists of the following individuals:

               Jay E. Dick, Personnel Committee Chairman
               Charles S. Trump IV, Personnel Committee Member Robert L. Hawvermale, Personnel Committee Member Herbert L. Eppinger, Personnel Committee Member
               J. Robert Ayers, Personnel Committee Member

          March 1, 2006

     The following graph compares the yearly percentage change in CNB's cumulative total shareholder return on common stock for the five-year period ending December 31, 2005, with the cumulative total return of the Hemscott Index (SIC Code Index 6712-Bank Holding Companies). Shareholders may obtain a copy of the index by calling Hemscott, Inc., at telephone number (804) 775-8118. There is no assurance that CNB's stock performance will continue in the future with the same or similar trends as depicted in the graph.

     The information used to determine CNB's cumulative total shareholder return on its common stock is based upon information furnished to CNB or the bank by one or more parties involved in purchases or sales of CNB's common stock. There is no public market for CNB's common stock and share prices used to determine CNB's cumulative shareholder return are based upon sporadic trading activity in privately negotiated transactions. We have not attempted to verify or determine the accuracy of the representations made to CNB or the bank.

                         COMPARE CUMULATIVE T0TAL RETURN
                      AMONG CNB FINANCIAL SERVICES, INC.,
                       HEMSCOTT INDEX AND SIC CODE INDEX

                              (PERFORMANCE GRAPH)

                                2000     2001     2002     2003     2004     2005
                               ------   ------   ------   ------   ------   ------
CNB FINANCIAL SERVICES, INC.   100.00    74.08    83.09   108.95   109.69   132.80
SIC CODE INDEX                 100.00   145.56   176.26   236.26   271.19   270.19
HEMSCOTT INDEX                 100.00    88.54    70.33    93.63   105.02   112.46

                     ASSUMES $100 INVESTED ON DEC. 31, 2000
                          ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING DEC. 31, 2005

     SIC Code Index is SIC 6712 Bank Holding Companies

     Hemscott Index is Hemscott Financial Information Composite Market Value
     Index

     This graph shall not be deemed to be incorporated by reference in to any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, unless the company specifically incorporates this report by reference. It will not otherwise by filed under such Acts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

     The following table sets forth information as of February 21, 2006, relating to the beneficial ownership of the common stock by (a) each person or group known by CNB to own beneficially more than 5% of the outstanding common stock; (b) each of CNB's directors; and (c) all directors and executive officers of CNB as a group. Unless otherwise noted below, the persons named in the table have sole investment power with respect to each of the shares reported as beneficially owned by such person.

                                                      NUMBER OF   PERCENT OF
     NAME AND ADDRESS                                   SHARES     CLASS (1)
     ----------------                                 ---------   ----------
     Kenneth W. Apple                                    1,450           *
     J. Robert Ayers (2)                                 1,915           *
     John E. Barker (3)                                 18,162        3.97
     Margaret S. Bartles (4)                               200           *
     Jay E. Dick (5)                                    15,691        3.43
     Herbert L. Eppinger (6)                             2,870           *
     Robert L. Hawvermale (7)                            3,730           *
     J. Philip Kesecker (8)                             13,632        2.98
     Jerald McGraw (9)                                   1,514           *
     Martha H. Quarantillo                                 400           *
     Thomas F. Rokisky (10)                              1,544           *
     Charles S. Trump IV (11)                           11,410        2.49
     Arlie R. Yost (12)                                  2,210           *
     All directors and executive officers
        as a group (18 persons)                         75,116       16.18
     D. Louise Stotler and Deborah Dhayer
        RR 6 Box 12460, Berkeley Springs, WV, 25411     47,488       10.37
     Mary Lou Trump
        RR 7 Box 12840, Berkeley Springs, WV, 25411     53,470       11.67

*    Indicates holdings of less than 1%.

(1) Includes shares of common stock held by the named individual as of February 21, 2006.

(2)  Includes 1,000 shares held in an Individual Retirement Account.

(3)  Includes 1,815 shares held jointly with spouse.

(4) Includes 14,300 shares held jointly with spouse and 3,562 shares held jointly with children.

(5)  Includes 100 shares held jointly with spouse.

(6)  Includes 15,591 shares held jointly with spouse.

(7)  Includes 2,770 shares held jointly with spouse.

(8) Includes 1,200 shares held by spouse and 100 shares held jointly with spouse.

(9) Includes 3,098 shares held by spouse and 1,860 shares held jointly with spouse and 350 held in an educational trust.

(10) Includes 110 shares held by spouse and 964 shares held jointly with spouse.

(11) Includes 1,425 shares held in an Individual Retirement Account.

(12) Includes 842 shares held by spouse and 300 shares held as custodian for children.

(13) Includes 1,770 shares held jointly with spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     CNB has had and intends to continue to have banking and financial transactions in the ordinary course of business with directors and executive officers of CNB and their associates. Total loans outstanding from CNB at December 31, 2005, to CNB's officers and directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $2,066,153, or approximately 10.9% of total equity capital. These loans do not involve more than the normal risk of collectibility or present other unfavorable features. These loans were made in the ordinary course of business and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.

     Trump and Trump, in which director Charles S. Trump, IV is a partner, performed legal services for CNB and the bank. Fees paid by CNB and the bank to that law firm were $40,214 during 2005.

     CNB, Charles S. Trump, IV and George I. McVey are members in a Limited Liability Company, Morgan County Title Insurance Agency, LLC, which was formed in February 2001. Morgan County Title Insurance Agency, LLC, paid Trump and Trump management fees of $29,400. Charles S. Trump, IV and George
     I. McVey are partners in Trump and Trump.

ITEM 14. PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

     The following fees were paid by CNB and the bank to Smith Elliott Kearns & Company, LLC:

                                2005      2004
                              -------   -------
     Audit Fees               $59,100   $52,400
     Audit-Related Fees (a)       900     1,795
     Tax Fees (b)               8,650     4,600
     All Other Fees (c)         8,100     4,995

     (a) Principally consultation about the application of accounting principles to specific transactions and consultation about internal control matters.

     (b) Principally tax compliance services (including federal and state returns).

     (c) Principally consultation related to tax depreciation and agreed upon procedures related to the trust department.

     The audit committee charter requires that the audit committee pre-approve all audit and non-audit services to be provided to the company by the independent accountants; provided, however, that the audit committee has specifically authorized its chairman to pre-approve the provision of any non-audit service to the company. Further, the foregoing pre-approval policies may be waived, with respect to the provision of any non-audit services consistent with the exceptions for federal securities law. All of the services described above for which Smith Elliott Kearns & Company, LLC billed the company for the fiscal year ended December 31, 2005, were pre-approved by the company's audit committee. For the fiscal year ended December 31, 2005, the company's audit committee did not waive the pre-approval requirement of any non-audit services to be provided to CNB by Smith Elliott Kearns & Company, LLC.

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

     3.   Exhibits

          2.2 Articles of Incorporation of CNB Financial Services, Inc. filed as exhibit 3.1 to the Registration Statement on Form S-4, Registration No. 333-36186, filed May 3, 2000 with the
                 Securities and Exchange Commission and incorporated by reference herein.

          2.3 Bylaws of CNB Financial Services, Inc. filed as exhibit 3.2 to the Registration Statement on Form S-4, Registration No.
                 333-36186, filed May 3, 2000 with the Securities and Exchange
                 Commission and incorporated by reference herein.

          14     Code of Ethics filed as an exhibit hereto.

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

CNB Financial Services, Inc.
(Registrant)


Date March 30, 2006                     /s/ Thomas F. Rokisky
                                        ----------------------------------------
                                        Thomas F. Rokisky, President/CEO


Date March 30, 2006                     /s/ Rebecca S. Stotler
                                        ----------------------------------------
                                        Rebecca S. Stotler, Vice President/CFO
                                        (Principal Financial and
                                        Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 23th March 2006.

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