Form 10-Q
period 2006-03-31
CNB FINANCIAL SERVICES INC
filed 2006-05-15
CIK 1113336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

   Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ] NO [X]

The aggregate value of the common stock of the Registrant that was held by non-affiliates as of the most recently completed second fiscal quarter (June 30, 2005) was approximately $25.7 million. This amount was based on the last closing sale price of a share of common stock of $67.00 as of the same date.

    Common Stock $1 par value, 458,048 shares outstanding as of May 12, 2006.

                          CNB FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
PART 1:    FINANCIAL INFORMATION
   Item 1. Financial Statements
           Consolidated Statements of Financial Condition as of March 31, 2006
              (Unaudited) and December 31, 2005 .................................     3
           Consolidated Statements of Income for the Three Months ended March
              31, 2006 and 2005 (Unaudited) .....................................     4
           Consolidated Statements of Changes in Shareholders' Equity for the
              Three Months Ended March 31, 2006 (Unaudited) and the Year Ended
              December 31, 2005 .................................................     5
           Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 2006 and 2005 (Unaudited) ...............................     6
           Notes to Consolidated Financial Statements (Unaudited) ...............     7
   Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations for the Three Months ended March 31, 2006 ...    14
   Item 3. Quantitative and Qualitative Disclosures about Market Risk ...........    21
   Item 4. Controls and Procedures ..............................................    22
PART II:   OTHER INFORMATION
   Item 1. Legal  Proceedings ...................................................    23
   Item 6. Exhibits and Reports on Form 8-K .....................................    23
           SIGNATURES ...........................................................    24

                           Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-Q including statements in Management's Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In order to comply with the terms of the safe harbor, CNB notes that a variety of factors could cause CNB's actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements. These factors could include the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may become unfavorable resulting in reduced credit quality or demand for loans;
(4) legislative or regulatory changes could increase expenses; (5) loan growth does not continue to increase through the end of 2006 as expected; and (6) competitors may have greater financial resources and develop products that enable them to compete more successfully than CNB.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                     MARCH 31,    DECEMBER 31,
                                                       2006           2005
                                                   ------------   ------------
                                                    (Unaudited)     (Audited)
                     ASSETS
Cash and due from banks                            $  9,899,143   $ 10,085,252
Federal funds sold                                       17,000         38,000
Securities available for sale
   (at approximate market value)                     51,300,751     55,194,216
Federal Home Loan Bank stock, at cost                 1,586,200      1,669,900
Federal Reserve Bank stock, at cost                     138,650        138,650
Loans and lease receivable, net                     186,244,442    180,207,390
Accrued interest receivable                           1,201,683      1,230,777
Premises and equipment, net                           6,511,588      6,601,463
Deferred income taxes                                 1,381,384      1,159,595
Cash surrender value of life insurance                1,285,611      1,279,690
Intangible assets                                       591,226        620,593
Other assets                                            467,910        727,896
                                                   ------------   ------------
      TOTAL ASSETS                                 $260,625,588   $258,953,422
                                                   ============   ============

      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
      Demand                                       $ 44,406,766   $ 42,669,886
      Interest-bearing demand                        56,322,562     54,900,737
      Savings                                        31,823,251     32,342,957
      Time, $100,000 and over                        32,427,173     30,659,767
      Other time                                     63,181,261     58,715,079
                                                   ------------   ------------
                                                   $228,161,013   $219,288,426
   Accrued interest payable                             688,738        611,512
   FHLB borrowings                                   10,000,000     17,800,000
   Accrued expenses and other liabilities             2,464,989      2,245,443
                                                   ------------   ------------
      TOTAL LIABILITIES                            $241,314,740   $239,945,381
                                                   ------------   ------------
SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000  shares
      authorized; 458,048 shares outstanding       $    458,048   $    458,048
   Capital surplus                                    4,163,592      4,163,592
   Retained earnings                                 16,190,134     15,658,134
   Accumulated other comprehensive income            (1,500,926)    (1,271,733)
                                                   ------------   ------------
      TOTAL SHAREHOLDERS' EQUITY                   $ 19,310,848   $ 19,008,041
                                                   ------------   ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $260,625,588   $258,953,422
                                                   ============   ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                    ----------   ----------
                                                       2006         2005
                                                    ----------   ----------
INTEREST INCOME
   Interest and fees on loans                       $3,085,093   $2,509,694
   Interest and dividends on securities
      U.S. Government agencies and
         corporations                                  378,921      357,226
      Mortgage backed securities                       101,293       91,304
      State and political subdivisions                 103,488      107,681
      Other                                             15,638        6,957
   Interest on federal funds sold                          402          230
                                                    ----------   ----------
                                                    $3,684,835   $3,073,092
                                                    ----------   ----------
INTEREST EXPENSE
   Interest on interest bearing demand,             $1,093,276   $  771,006
      savings and time deposits
   Interest on FHLB borrowings                         188,974       37,096
                                                    ----------   ----------
                                                    $1,282,250   $  808,102
                                                    ----------   ----------
         NET INTEREST INCOME                        $2,402,585   $2,264,990
PROVISION FOR LOAN LOSSES                              112,000      106,000
                                                    ----------   ----------
         NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES               $2,290,585   $2,158,990
                                                    ----------   ----------
NONINTEREST INCOME
   Service charges on deposit accounts              $  288,233   $  257,481
   Other service charges, commissions
      and fees                                         152,263      129,994
   Insurance commissions                                34,801       38,139
   Other operating income                               20,317       17,215
   Income from title company                             3,873        6,510
                                                    ----------   ----------
                                                    $  499,487   $  449,339
                                                    ----------   ----------
NONINTEREST EXPENSES
   Salaries                                         $  773,974   $  704,829
   Employee benefits                                   305,096      268,530
   Occupancy of premises                               120,500       90,333
   Furniture and equipment expense                     212,217      202,741
   Other operating expenses                            550,129      504,306
   Net loss on sale of securities                       41,178        2,065
   Net loss on disposal of premises and equipment       17,189           --
                                                    ----------   ----------
                                                    $2,020,283   $1,772,804
                                                    ----------   ----------
            INCOME BEFORE INCOME TAXES              $  769,789   $  835,525
PROVISION FOR INCOME TAXES                             237,789      307,306
                                                    ----------   ----------
            NET INCOME                              $  532,000   $  528,219
                                                    ==========   ==========
BASIC EARNINGS PER SHARE                            $     1.16   $     1.15
                                                    ==========   ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                   ACCUMULATED
                                                                                      OTHER           TOTAL
                                             COMMON      CAPITAL      RETAINED    COMPREHENSIVE   SHAREHOLDERS'
                                              STOCK      SURPLUS      EARNINGS        INCOME          EQUITY
                                            --------   ----------   -----------   -------------   -------------
BALANCE, DECEMBER 31, 2004                  $458,048   $3,863,592   $14,172,144    $  (345,044)    $18,148,740
                                                                                                   -----------
Comprehensive income:
   Net income for 2005                            --           --     2,445,579             --       2,445,579
   Transfer to capital surplus                    --      300,000      (300,000)            --              --
   Change in unrealized gains (losses) on
      securities available for sale (net
      of tax of $432,965)                         --           --            --       (706,418)       (706,418)
   Change in minimum pension liability
      adjustment (net of tax of $135,005)                                             (220,271)       (220,271)
                                                                                                   -----------
Total Comprehensive Income                                                                           1,518,890
                                                                                                   -----------
Cash dividends ($1.44 per share)                  --           --      (659,589)            --        (659,589)
                                            --------   ----------   -----------    -----------     -----------
BALANCE, DECEMBER 31, 2005                  $458,048   $4,163,592   $15,658,134    $(1,271,733)    $19,008,041
                                                                                                   -----------
Comprehensive income:
   Net income for three months ended
      March 31, 2006                              --           --       532,000             --         532,000
   Change in unrealized gains
      (losses) on securities available
      for sale (net of tax of $140,473)           --           --            --       (229,193)       (229,193)
                                                                                                   -----------
Total Comprehensive Income                                                                             302,807
                                            --------   ----------   -----------    -----------     -----------
BALANCE, MARCH 31, 2006                     $458,048   $4,163,592   $16,190,134    $(1,500,926)    $19,310,848
                                            ========   ==========   ===========    ===========     ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     --------------------------
                                                                         2006          2005
                                                                     -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $   532,000   $    528,219
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                         189,974        195,698
   Provision for loan losses                                             112,000        106,000
   Deferred income taxes                                                 (81,316)        22,428
   Net loss on sale of securities                                         41,178          2,065
   Net loss on disposal of premises and equipment                         17,189             --
   Decrease in accrued interest receivable                                29,094         32,127
   Decrease in other assets                                              250,554        819,149
   Increase (decrease) in accrued interest payable                        77,226        (30,975)
   Increase in accrued expenses and other liabilities                    219,546        119,822
   Amortization of deferred loan (fees) cost                              13,074         13,128
   Amortization (accretion) of premium and discount on investments        12,633         14,394
                                                                     -----------   ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                      $ 1,413,152   $  1,822,055
                                                                     -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) in loans                                           $(6,162,126)  $ (4,398,012)
   Proceeds from sales of securities                                   3,133,463     14,832,347
   Proceeds from maturities, repayments and calls of securities          336,525        396,697
   Purchases of securities                                                    --    (10,957,979)
   Purchases of Federal Home Loan Bank stock                          (1,880,000)    (1,209,700)
   Redemptions of Federal Home Loan Bank stock                         1,963,700      1,498,500
   Purchases of premises, equipment and computer software                (78,489)      (281,080)
   Net decrease in federal funds sold                                     21,000         84,000
   Premiums paid on life insurance                                        (5,921)        (5,921)
                                                                     -----------   ------------
      NET CASH (USED IN) INVESTING ACTIVITIES                        $(2,671,848)  $    (41,148)
                                                                     -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand and savings deposits                       $ 2,638,999   $  3,046,221
   Net increase (decrease) in time deposits                            6,233,588     (4,573,758)
   Net increase in securities sold under repurchase agreement                 --          5,114
   Net (decrease) in FHLB borrowings                                  (7,800,000)    (3,100,000)
                                                                     -----------   ------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            $ 1,072,587   $ (4,622,423)
                                                                     -----------   ------------
      NET (DECREASE) IN CASH AND CASH EQUIVALENTS                    $  (186,109)  $ (2,841,516)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        10,085,252     10,047,939
                                                                     -----------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 9,899,143   $  7,206,423
                                                                     ===========   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period:
         Interest                                                    $ 1,205,024   $    839,077

The Notes to Consolidated Financial Statements are an integral part of these statements.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Basis of Presentation and Contingencies

          In the opinion of CNB Financial Services, Inc. ("CNB" or the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB financial condition as of March 31, 2006 and the results of operations, changes in shareholders' equity, and cash flows for the three months ended March 31, 2006 and 2005.

          The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in CNB's Annual Report for the year ended December 31, 2005.

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

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2. Securities

          The amortized cost and estimated market value of debt securities at March 31, 2006 and December 31, 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

          Securities are summarized as follows:

                                                          MARCH 31, 2006                      WEIGHTED
                                       ---------------------------------------------------     AVERAGE
                                                        GROSS        GROSS      ESTIMATED        TAX
                                        AMORTIZED    UNREALIZED   UNREALIZED       FAIR      EQUIVALENT
                                           COST         GAINS       LOSSES        VALUE         YIELD
                                       ------------   ---------   ----------   -----------   ----------
Available for sale:
   U.S. Government agencies
      and corporations
      Within one year                  $   499,558     $  392     $       --   $   499,950      5.02%
      After 1 but within 5 years        19,824,004         --        748,514    19,075,490      4.10
      After 5 but within 10 years       12,724,964         --        271,464    12,453,500      4.92
                                       -----------     ------     ----------   -----------
                                       $33,048,526     $  392     $1,019,978   $32,028,940      4.43%
                                       -----------     ------     ----------   -----------
   States and political subdivisions
      After 1 but within 5 years       $ 2,640,522     $  509     $   77,329   $ 2,563,702      3.04%
      After 5 but within 10 years        8,801,388      1,729        250,412     8,552,705      3.50
                                       -----------     ------     ----------   -----------
                                       $11,441,910     $2,238     $  327,741   $11,116,407      3.40%
                                       -----------     ------     ----------   -----------
   Mortgage backed securities          $ 8,399,016     $   --     $  243,612   $ 8,155,404      4.74%
                                       -----------     ------     ----------   -----------
Total securities available for sale    $52,889,452     $2,630     $1,591,331   $51,300,751      4.26%
                                       ===========     ======     ==========   ===========
Restricted:
      Federal Reserve Bank stock       $   138,650     $   --     $       --   $   138,650      6.00%
      Federal Home Loan Bank stock       1,586,200         --             --     1,586,200      3.30
                                       -----------     ------     ----------   -----------
Total restricted investments           $ 1,724,850     $   --     $       --   $ 1,724,850      3.52%
                                       ===========     ======     ==========   ===========

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2. Securities (continued)

                                                       DECEMBER 31, 2005                      WEIGHTED
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
                                       ===========     ======     ==========   ===========


          The fair value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $40,298,194 at March 31, 2006 and $40,610,746 at December 31, 2005.

          Proceeds from sales of securities available for sale (excluding maturities) during the three months ended March 31, 2006 and the year ended December 31, 2005 were $3,133,463 and $37,026,097, respectively. Gross gains (losses) of $0 and $(41,178) during the three months ended March 31, 2006 and $145,013 and $(161,178) for the year ended December 31, 2005 were realized on the respective sales.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2. Securities (continued)

          The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006 and December 31, 2005.

          Securities are summarized as follows:

                                                                   MARCH 31, 2006
                                   ------------------------------------------------------------------------------
                                      LESS THAN 12 MONTHS         12 MONTHS OR MORE                TOTAL
                                   ------------------------   ------------------------   ------------------------
                                       FAIR      UNREALIZED       FAIR      UNREALIZED       FAIR      UNREALIZED
DESCRIPTION OF SECURITIES             VALUE        LOSSES        VALUE        LOSSES        VALUE        LOSSES
-------------------------          -----------   ----------   -----------   ----------   -----------   ----------
U.S. government agenices
   and corporations                $15,100,493    $310,843    $16,428,498   $  709,135   $31,528,991   $1,019,978
State and political subdivisions     4,299,998      82,946      6,659,171      244,795    10,959,169      327,741
Mortgage backed securities           2,833,704      54,141      5,321,700      189,471     8,155,404      243,612
                                   -----------    --------    -----------   ----------   -----------   ----------
Total temporarily impaired
   securities                      $22,234,195    $447,930    $28,409,369   $1,143,401   $50,643,564   $1,591,331
                                   ===========    ========    ===========   ==========   ===========   ==========

                                                                  DECEMBER 31, 2005
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
                                   ===========    ========    ===========    ========    ===========   ==========

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3. Loans and Leases Receivable

          Major classifications of loans at March 31, 2006 and December 31, 2005, were as follows:

                                   MARCH 31,    DECEMBER 31,
                                     2006           2005
                                 ------------   ------------
Loans:
   Real estate                   $130,176,470   $125,722,303
   Commercial real estate          31,374,704     29,492,744
   Consumer                        16,652,942     16,801,986
   Commercial                       9,516,396      9,314,491
   Overdrafts                         101,650        356,329
                                 ------------   ------------
                                 $187,822,162   $181,687,853
Leases:                               139,369        144,869
                                 ------------   ------------
                                 $187,961,531   $181,832,722
Net deferred loan fees, costs,
   premiums and discounts             394,290        396,798
Allowance for loan losses          (2,111,379)    (2,022,130)
                                 ------------   ------------
                                 $186,244,442   $180,207,390
                                 ============   ============

          An analysis of the allowance for possible loan losses is as follows:

                                 MARCH 31,          DECEMBER 31,
                          -----------------------   ------------
                             2006         2005          2005
                          ----------   ----------    ----------
Balance, Beginning        $2,022,130   $1,807,449    $1,807,449
   Provision charged to
      operations             112,000      106,000       352,000
   Recoveries                 32,994       41,130       168,413
   Loans charged off         (55,745)    (100,051)     (305,732)
                          ----------   ----------    ----------
Balance, Ending           $2,111,379   $1,854,528    $2,022,130
                          ==========   ==========    ==========

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

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3. Loans and Leases Receivable (continued)

                                      MARCH 31,        DECEMBER 31,
                                 -------------------   ------------
                                   2006       2005         2005
                                 --------   --------     --------
Nonaccrual  loans                $149,700   $276,387     $789,684
Loans past due 90 days or more
   still accruing interest             --         --           --
                                 --------   --------     --------
   Total                         $149,700   $276,387     $789,684
                                 ========   ========     ========

Note 4. Time Deposits

          At March 31, 2006, the scheduled maturities of time deposits are as follows:

                          TIME DEPOSITS
                           $100,000 AND     ALL TIME
                               OVER         DEPOSITS
                          -------------   -----------
Within 3 months            $ 2,320,703    $ 7,067,737
3 months thru 6 months       2,365,727      4,970,133
6 months thru 12 months      1,020,503      4,666,857
Over 12 months              26,720,240     78,903,707
                           -----------    -----------
                           $32,427,173    $95,608,434
                           ===========    ===========

Note 5. Federal Home Loan Bank Borrowings

                            MARCH 31,          DECEMBER 31,
                    ------------------------   ------------
                        2006         2005           2005
                    -----------   ----------    -----------
Federal Home Loan
   Bank advances    $10,000,000   $5,500,000    $17,800,000

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

Note 6. Pension Plan

          Citizens National Bank has an obligation under a defined benefit plan covering all eligible employees. See Note 13 "Pension Plan" to our consolidated financial statements in our most recently filed Annual Report on Form 10-K for further information.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 6. Pension Plan (continued)

          The components of net periodic plan cost charged to operations are as follows:

                                           MARCH 31,
                                      -------------------
                                         2006      2005
                                      --------   --------
Service cost                          $ 40,304   $ 36,684
Interest cost                           43,093     51,924
Expected return on plan assets         (43,084)   (52,200)
Amortization of prior service costs      2,141      1,860
Recognized net actuarial loss           14,065      8,482
                                      --------   --------
   Net periodic plan cost             $ 56,519   $ 46,750
                                      ========   ========

          There were no employer contributions paid during the quarters ended March 31, 2006 and 2005.

Note 7. Supplemental Retirement Plan

          On January 2, 2004, the Bank entered into a nonqualified supplemental retirement benefit agreement with the President which when fully vested would pay the President or his beneficiary an amount of $30,000 per year for 10 years beginning June 11, 2011, if he retires on or after May 29, 2011. Termination of employment prior to that date other than by reasons of death or disability will result in a reduced benefit. The expense for the three months ended March 31, 2006 was $8,160.

Note 8. New Branch

          On December 15, 2003, the Bank purchased a parcel of land in Falling Waters, Berkeley County, West Virginia for $503,261 to construct a new branch facility. Construction on the new facility began August 2004 and was completed in April 2005.

Note 9. Supplemental Health Insurance Plan

          Effective January 1, 2005, the Bank changed its health insurance program to a high deductible plan and concurrently established health reimbursement accounts for each employee in the plan. The Bank has committed for 2006 to fund $750 for each participant. The expense incurred for the health reimbursement accounts for the three months ended March 31, 2006 was $15,359.

Note 10. Subsequent Event

          On April 27, 2006, CNB Insurance Services, Inc., a wholly-owned subsidiary of Citizens National Bank of Berkeley Springs, West Virginia, which is a wholly-owned subsidiary of CNB Financial Services, Inc., entered into an agreement for the sale of certain assets. Under the terms of the agreement, CNB Insurance Services, Inc. will sell to Maiden Financial Inc. certain assets constituting CNB Insurance Services, Inc.'s insurance business for a purchase price of $153,332, payable at closing by Purchaser's delivery of $110,939 in cash and a promissory note in the amount of $42,394 with interest payable at 7.75% per annum in 18 monthly installments. It is anticipated that the sale will close by May 31, 2006 and no loss will be incurred. For each of the periods ending March 31, 2006 and March 31, 2005, CNB Insurance Services, Inc. had gross revenues of $9,322 and $14,410, respectively resulting in net income (loss) of ($1,361) and $2,428, respectively.

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

          The Bank was organized on June 20, 1934, and has operated in Berkeley Springs in Morgan County, West Virginia, as a national banking association continuously since that time. The Bank is a full-service commercial bank conducting general banking and trust activities through six full-service offices and six automated teller machines located in Morgan and Berkeley Counties, West Virginia and Washington County, Maryland. The Bank's sixth full-service branch and ATM opened in April 2005 in Berkeley County, West Virginia. The Bank formed CNB Insurance Services, Inc., a wholly owned subsidiary, which is a property and casualty insurance agency selling primarily personal lines of insurance. On April 27, 2006, CNB Insurance Services, Inc. entered into an agreement with Maiden Financial, Inc. for the sale of certain assets constituting CNB Insurance Services, Inc. insurance business for a total price $153,332. The sale is expected to be completed by May 31, 2006.

          The Bank purchased a parcel of land in Falling Waters, Berkeley County, West Virginia on December 15, 2003 for $503,261 to construct a new branch facility. Construction on the new branch facility began in August 2004 and was completed in April 2005. On April 27, 2005, the new branch building opened.

          The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three months ended March 31, 2006 and 2005. This discussion may include forward-looking statements based upon management's expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion and have based all average balances on daily averages.

     CRITICAL ACCOUNTING POLICIES

          CNB has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of CNB's consolidated financial statements. The significant accounting policies of CNB are described in "Item 1, Critical Accounting Policies" and Note 1: Summary of Significant Accounting Policies of the Consolidated Financial Statements on Form 10-K as of December 31, 2005, and along with the disclosures presented in other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers to be critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgment and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

          CNB views the determination of the allowance for loan losses as a critical accounting policy that requires the most significant judgments, assumptions and estimates used in the preparation of its consolidated financial statements. For a more detailed discussion on the allowance for loan losses, see Nonperforming Loans and Allowance For Loan Losses in the Management's Discussion and Analysis and Allowance for Loan Losses in Note 1: Summary of Significant Accounting Policies and Note 5: Loans and Leases Receivable in the Notes to Consolidated Financial Statements in the Form 10-K for December 31, 2005.

     EARNINGS SUMMARY

          Net income for the three months ended March 31, 2006 was $532,000 or $1.16 per share compared to $528,000 or $1.15 per share for the same period in 2005. Annualized return on average assets and average equity were 0.8% and 11.0% respectively, for the three months ended March 31, 2006, compared with 0.9% and 11.4%, respectively, for the three months ended March 31, 2005.

          Earnings projections for the remainder of 2006 show net income to increase due to the strong loan growth the Bank continues to experience offset by increased interest costs paid on the Bank's growing deposit base. The Bank and its branches are centered in a naturally growing part of West Virginia. Berkeley County was recently rated the 3rd most populous county in West Virginia and in the top 100 for the fastest growing counties in the United States.

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

          Net interest income for the three months ended March 31, 2006 increased by $138,000 or 6.1% over the same period in 2005. Interest income for the three months ended March 31, 2006 increased by $612,000 or 19.9% compared to the same period in 2005, while interest expense increased by $474,000 or 58.7% during the three months ended March 31, 2006, as compared to the same period in the prior year.

          Increased net interest income for the three month period is attributable to a higher level of net interest earning assets and an increase in the rates earned thereon. The Bank continues to experience an increase in the average balance of higher yielding loans. The increase in the rates earned on interest earning assets is due to the current rising rate environment. The Bank has continued to experience steady deposit growth. The average balance on interest bearing liabilities increased along with the total interest expense paid on those interest bearing liabilities, in all categories except for savings deposits. The Bank's higher loan demand and steady deposit growth has resulted in an increased loan to deposit ratio.

          See Table 1 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential.

          The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities.

     TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                       MARCH 31, 2006                    MARCH 31, 2005
                                                ----------------------------     -----------------------------
                                                   QTR                              QTR
                                                 AVERAGE      QTR     YIELD/      AVERAGE       QTR     YIELD/
                                                 BALANCE   INTEREST    RATE (4)   BALANCE    INTEREST    RATE (4)
                                                --------   --------   ------     ---------   --------   ------
                                                                   (IN THOUSANDS OF DOLLARS)
Interest earning assets:
   Federal funds sold                           $     36     $   --    4.36%     $     40     $   --     2.37%
   Securities:
      Taxable                                     43,692        500    4.58        43,018        456     4.24
      Tax-exempt (1)                              11,704        100    5.18        12,674        108     5.16
   Loans (net of unearned interest) (2)(5)(6)    185,783      3,020    6.50       158,168      2,437     6.16
                                                --------     ------    ----      --------     ------     ----
         Total interest earning assets (1)      $241,215     $3,620    6.00%     $213,900     $3,001     5.61%
                                                --------     ------    ----      --------     ------     ----
Nonearning assets:
   Cash and due from banks                      $  9,439                         $  9,850
   Bank premises and equipment, net                6,559                            6,116
   Other assets                                    4,903                            4,247
   Allowance for loan losses                      (2,075)                          (1,872)
                                                --------                         --------
         Total assets                           $260,041                         $232,241
                                                ========                         ========
Interest bearing liabilities:
   Savings deposits                             $ 31,750     $   39    0.49%     $ 31,778     $   39     0.49%
   Time deposits                                  92,902        743    3.20        87,734        541     2.47
   NOW accounts                                   43,575        281    2.58        39,128        170     1.74
   Money market accounts                          10,289         30    1.17        10,011         21     0.84
   Borrowings                                     16,534        189    4.57         5,633         37     2.63
                                                --------     ------    ----      --------     ------     ----
         Total interest bearing liabilities     $195,050     $1,282    2.63%     $174,284     $  808     1.85%
                                                --------     ------    ----      --------     ------     ----
Noninterest bearing liabilities:
   Demand deposits                              $ 42,628                         $ 37,195
   Other liabilities                               3,035                            2,291
   Shareholders' equity                           19,328                           18,471
                                                --------                         --------
         Total liabilities and
            shareholders' equity                $260,041                         $232,241
                                                ========                         ========
                                                             ------                           ------
Net interest income (1)                                      $2,338                           $2,193
                                                             ======                           ======
Net interest spread (3)                                                3.37%                             3.76%
                                                                       =====                             =====
Net interest income to average
   interest earning assets (1)                                         3.88%                             4.10%
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

(5) Interest income on loans excludes fees of $65,000 in 2006 and $72,000 in 2005.

(6) Interest income on loans includes fees of $21,174 in 2006 and $15,484 in 2005 from the Business Manager Program, student loans and lease receivables.

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

          The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended March 31, 2006 and March 31, 2005 amounted to $112,000 and $106,000, respectively. Loan quality remains stable, past dues are minimal and nonaccruals have decreased from the same period in 2005. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require an adjustment to the reserves as a result of their examination of the bank. See "Nonperforming Assets and Allowance for Loan Losses" for further discussion.

     NONINTEREST INCOME

          Noninterest income for the three months ended March 31, 2006 increased $50,000 or 11.2% to $499,000 from $449,000 in the first quarter of 2006.
     The increase in noninterest income is attributable to an increase in Bounce Protection fees, ATM and debit card fees and trust fee income offset by a decrease in fees generated from the insurance commissions and decrease in income from the title insurance company. The decrease in income from the title insurance company is a direct result of a decrease in the number of policies written during the period. Insurance commissions decreased due to a lower retention of business due to changes in underwriting standards and general rate increases from the insurance companies. The increase in fees related to the Bounce Protection, ATM and debit cards have a direct correlation to the increased deposit base of the bank. Trust fees increased due to the assets under management increased 23% over the same period last year.

     NONINTEREST EXPENSES

          Noninterest expenses for the three months ended March 31, 2006, increased $247,000 or 14.0%. Salaries increased due to normal merit increases and a full three months expense of salaries for the new Spring Mills branch employees in 2006. Additionally in late January 2006, the Bank increased all hourly salaries to become more inline with the area competition. Employee benefits increased due to an increase in pension expense, an increase in health insurance costs and increased salaries. Although, the bank changed its health insurance program, effective January 1, 2005, to a high deductible plan with reduced per employee premiums the insurance expense for the first quarter 2006 showed an increase over the same period last year due to the increased number of employees who were eligible and elected to be in the plan. Concurrent with the creation of the high deductible insurance plan, the Bank established a vested health contribution plan which enables the Bank to contribute to health reimbursement accounts for each employee on the plan. Occupancy expense increased due to the cost of needed building repairs at a few of the branch buildings along with the added costs of depreciation and building supplies for an additional branch facility in Spring Mills, West Virginia. The increase in furniture and equipment expense was due to the additional depreciation for equipment and software purchased for the new branch facility in Spring Mills and the increased cost and number of maintenance contracts the bank carries on its equipment offset by a reduction in software amortization expense due to items related to the computer conversion in 2003 being fully amortized in February 2006. The increase in other operating expenses was due to an increase in advertising expense, debit card expense, ATM expense, increase in loss on sale of securities and loss on disposal of premises and equipment offset by a decrease in outside service fees. The increase in advertising expense is due to an increased newspaper and radio exposure of the Bank and its deposit products during the first quarter of 2006. The increase in debit card expense is a direct result of the increased deposit base of the bank. The increase in ATM expense is a direct result of the Bank's conversion during the first quarter of 2006 to a new system. The decrease in outside service fees is due to additional costs in 2005 for compliance with new banking regulations and the provisions of the Sarbanes-Oxley Act of 2002.

     INCOME TAXES

          The Bank's provision for income taxes decreased $70,000 or 22.6% to $238,000 for the three months ended March 31, 2006. The effective tax rates for the first quarter of 2006 and 2005 were 30.9% and 36.8%, respectively. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities and certain non deductible expenses.

     FINANCIAL CONDITION

          The Bank's total assets as of March 31, 2006 increased $1.7 million or 0.7% to $260.6 million from December 31, 2005 due primarily to a $6.0 million increase in loans offset by an $186,000 decrease in cash and due from banks, $3.9 million decrease in investment securities and a $260,000 decrease in other assets. The Bank's total liabilities increased $1.4 million or 0.6% to $241.3 million from December 31, 2005 due to a $8.9 million increase in deposits offset by a $7.8 million decrease in borrowings. Shareholders' equity increased $303,000 to $19.3 million at March 31, 2006, due to net income of $532,000 offset by a $229,000 decrease in accumulated other comprehensive income. The $229,000 decrease in accumulated other comprehensive income is a direct result of the decline in market value of available for sale securities. The components of accumulated other comprehensive income at March 31, 2006 and December 31, 2005, were unrealized gains and losses on available for sale securities, net of deferred income taxes and minimum pension liability adjustment, net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results unless the securities are actually sold.

     LOAN PORTFOLIO

          At March 31, 2006, total loans increased $6.0 million or 3.4% to $186.2 million from $180.2 million at December 31, 2005. This increase is mainly a result of senior bank management making a concentrated calling effort in Berkeley County during the first quarter of 2006 and the hiring of a new branch manager/loan officer at the Bank's Spring Mills branch has increased visibility and loan production at that branch. The overall local economy continues to be robust and the Bank's market area experienced a mild winter so construction did not slow.

     NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

          Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, restructured loans and other real estate owned. The following table summarized the Bank's nonperforming assets as of the periods shown:

                                             MARCH 31,        DECEMBER 31,
                                        -------------------   ------------
                                          2006       2005         2005
                                        --------   --------     --------
Nonaccrual loans                        $149,700   $276,387     $789,684
Loans past due 90 days or more
   still accruing interest                    --         --           --
                                        --------   --------     --------
Total nonperforming loans               $149,700   $276,387     $789,684
                                        --------   --------     --------
Other real estate owned                 $     --   $     --     $     --
                                        --------   --------     --------
Total nonperforming assets              $149,700   $276,387     $789,684
                                        ========   ========     ========
Nonperforming loans/Total loans             0.08%      0.17%        0.44%
Nonperforming assets/Total assets           0.06%      0.12%        0.31%
Allowance for loan losses/Total loans       1.13%      1.16%        1.12%

          As of March 31, 2006, the Bank has no loans which management considers to be impaired. Management is aware of eight borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $3.3 million. A specific allowance of $112,000 related to these loans has been established as part of the allowance for loan losses. The loans are collateralized and management anticipates any additional potential loss would be minimal.

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

          The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. At March 31, 2006, the allowance for loan losses totaled $2.1 million compared to $2.0 million at December 31, 2005. The allowance for loan losses as a percentage of loans was 1.1% as of March 31, 2006 and December 31, 2005.

          An analysis of the allowance for loan losses is summarized below:

                                   MARCH 31,              DECEMBER 31,
                                     2006                     2005
                            ----------------------   ----------------------
                                       PERCENT OF               PERCENT OF
                                     LOANS IN EACH            LOANS IN EACH
                                      CATEGORY TO              CATEGORY TO
                            AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS
                            ------   -------------   ------   -------------
Commercial, financial and
   agriculture              $  924         22%       $1,056         21%
Real estate - residential      466         69           528         69
   mortgage
Installment and other          337          9           303         10
Unallocated                    384        N/A           135        N/A
                            ------        ---        ------        ---
   Total                    $2,111        100%       $2,022        100
                            ======        ===        ======        ===

     DEPOSITS

          The Bank's deposits increased $8.9 million or 4.1% during the three months ended March 31, 2006. $1.2 million of the increase is a direct result of a single public fund deposit account which operates in the bank's market area. Most of the increase in deposits is attributable to the Bank offering an incentive program to all bank employees to generate deposits at all bank locations. This incentive program generated $6.2 million in new deposits for the Bank, of which approximately $4.0 million was in other time deposits and rate sensitive jumbo certificates of deposit. Another factor contributing to the increase in other time deposits and rate sensitive jumbo certificates of deposit are the competitive rates the Bank was offering on its certificates of deposit during the first quarter of 2006.

     CAPITAL RESOURCES

          Shareholders' equity increased $303,000 or 1.6% during the first three months of 2006 due to $532,000 in net income offset by a $229,000 decrease in accumulated other comprehensive income. The Bank is subject to regulations of the Office of the Comptroller of the Currency that impose certain minimum regulatory capital requirements. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was "well capitalized" at March 31, 2006. The following table summarized, as of March 31, 2006, the Bank's capital ratios.

                           Components   Actual   Required
                           of Capital    Ratio     Ratio
                           ----------   ------   --------
Tier 1 Capital               $19,707      7.6%     4.0%
Total Risk Based Capital     $21,663     13.9%     8.0%

     RECENTLY ISSUED ACCOUNTING STANDARDS

          On March 17, 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets." The new Standard, which is an amendment to FAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities.

          Specifically, the new Standard addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting.

          The standard also:

               1. Clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability.

               2. Requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable.

               3. Permits an entity with a separately recognized servicing asset or servicing liability to choose either of the following methods for subsequent measurement:

                         a.   Amortization Method

                         b.   Fair Value Method

          The new Standard is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption permitted. CNB is in the process of determining whether this new pronouncement will have a material impact on their financial statements.

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

          The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold which totaled $51.3 million, or 19.7% of total assets at March 31, 2006. In addition, liquidity may be generated through loan repayments and over $7.5 million of available borrowing arrangements with correspondent banks. At March 31, 2006, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $1.4 million of cash from operations in the first three months of 2006, which compares to $1.8 million during the same time period in 2005. Additional cash of $1.1 million was generated through net financing activities through March 31, 2006, which compares to $4.6 million used in financing activities for the first three months of 2005. These proceeds along with proceeds from the sales and calls of investment securities were used to fund loans and purchase securities during each year. Net cash used in investing activities totaled $2.7 million during the first three months of 2006 compared to $41,000 during the same time period in 2005. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

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

          The Bank's base-line scenario holds the prime rate constant at 7.75 percent through March 2007. Based on the April 2006 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing or decreasing interest rate scenario.

     CONTRACTUAL OBLIGATIONS

          There were no other material changes outside the normal course of business to the quantitative and qualitative disclosures about contractual obligations previously reported on Form 10-K for the year ended December 31, 2005. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" in the Form 10-K for December 31, 2005 for a detailed discussion.

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

          There have been no changes in the Company's internal controls over financial reporting in the fiscal quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

          Presently, the Bank has delayed the documentation of internal controls as part of the compliance with Section 404 of the Sarbanes-Oxley Act.

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

CNB Financial Services, Inc.
(Registrant)


Date May 12, 2006                       /s/ Thomas F. Rokisky,
                                        ----------------------------------------
                                        President/CEO


Date May 12, 2006                       /s/ Rebecca S. Stotler,
                                        ----------------------------------------
                                        Vice President/CFO