Form 10-Q
period 2006-06-30
CNB FINANCIAL SERVICES INC
filed 2006-08-14
CIK 1113336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

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

                                YES [ ]   NO [X]

The aggregate value of the common stock of the Registrant that was held by non-affiliates as of the most recently completed second fiscal quarter (June 30, 2006) was approximately $22.5 million. This amount was based on the last closing sale price of a share of common stock of $80.00 as of the same date.

  Common Stock $1 par value, 458,048 shares outstanding as of August 14, 2006.

                          CNB FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART 1: FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Statements of Financial Condition as of June 30,
              2006 (Unaudited) and December 31, 2005.....................     3

           Consolidated Statements of Income for the Six Months ended
              June 30, 2006 and 2005 (Unaudited).........................     4

           Consolidated Statements of Changes in Shareholders' Equity for
              the Six Months Ended June 30, 2006 (Unaudited) and the Year
              Ended December 31, 2005....................................     5

           Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 2006 and 2005 (Unaudited)...................     6

           Notes to Consolidated Financial Statements (Unaudited)........     7

   Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations for the Six Months
              ended June 30, 2006........................................    14

   Item 3. Quantitative and Qualitative Disclosures about Market Risk....    23

   Item 4. Controls and Procedures.......................................    24

PART II: OTHER INFORMATION

   Item 1. Legal Proceedings.............................................    25

   Item 4. Submission of Matters to a Vote of Security Holders...........    25

   Item 6. Exhibits and Reports on Form 8-K..............................    25
           SIGNATURES....................................................    26

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

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                     JUNE 30,     DECEMBER 31,
                                                       2006           2005
                                                   ------------   ------------
                                                    (Unaudited)     (Audited)
                     ASSETS
Cash and due from banks                            $  9,739,255   $ 10,085,252
Federal funds sold                                       13,000         38,000
Securities available for sale
   (at approximate market value)                     56,121,659     55,194,216
Federal Home Loan Bank stock, at cost                 1,694,700      1,669,900
Federal Reserve Bank stock, at cost                     138,650        138,650
Loans and lease receivable, net                     192,557,144    180,207,390
Accrued interest receivable                           1,282,044      1,230,777
Premises and equipment, net                           6,452,340      6,601,463
Deferred income taxes                                 1,689,514      1,159,595
Cash surrender value of life insurance                1,392,409      1,279,690
Intangible assets                                       552,936        620,593
Other assets                                            733,357        727,896
                                                   ------------   ------------
      TOTAL ASSETS                                 $272,367,008   $258,953,422
                                                   ============   ============
      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
      Demand                                       $ 45,892,961   $ 42,669,886
      Interest-bearing demand                        60,343,990     54,900,737
      Savings                                        31,868,357     32,342,957
      Time, $100,000 and over                        33,353,221     30,659,767
      Other time                                     65,593,945     58,715,079
                                                   ------------   ------------
                                                   $237,052,474   $219,288,426
   Accrued interest payable                             811,423        611,512
   FHLB borrowings                                   13,000,000     17,800,000
   Accrued expenses and other liabilities             2,188,637      2,245,443
                                                   ------------   ------------
      TOTAL LIABILITIES                            $253,052,534   $239,945,381
                                                   ------------   ------------
SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000  shares
      authorized; 458,048 shares outstanding       $    458,048   $    458,048
   Capital surplus                                    4,163,592      4,163,592
   Retained earnings                                 16,710,125     15,658,134
   Accumulated other comprehensive income            (2,017,291)    (1,271,733)
                                                   ------------   ------------
      TOTAL SHAREHOLDERS' EQUITY                   $ 19,314,474   $ 19,008,041
                                                   ------------   ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $272,367,008   $258,953,422
                                                   ============   ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                         JUNE 30,                              JUNE 30,
                                                             -------------------------------         ------------------------------
                                                                 2006               2005                2006               2005
                                                             -----------         -----------         -----------        -----------
INTEREST INCOME
   Interest and fees on loans                                $ 3,273,477         $ 2,686,015         $ 6,358,570        $ 5,195,709
   Interest and dividends on securities
      U.S. Government agencies and
         corporations                                            396,260             390,111             775,181            747,337
      Mortgage backed securities                                 105,403              83,257             206,696            174,561
      State and political subdivisions                            97,383             109,772             200,871            217,453
      Other                                                       27,595              12,475              43,233             19,432
   Interest on federal funds sold                                    352                 412                 754                642
                                                             -----------         -----------         -----------        -----------
                                                             $ 3,900,470         $ 3,282,042         $ 7,585,305        $ 6,355,134
                                                             -----------         -----------         -----------        -----------
INTEREST EXPENSE
   Interest on interest bearing demand,                      $ 1,282,151         $   833,210         $ 2,375,520        $ 1,604,216
     savings and time deposits
   Interest on FHLB borrowings                                   179,592              54,876             368,566             91,972
                                                             -----------         -----------         -----------        -----------
                                                             $ 1,461,743         $   888,086         $ 2,744,086        $ 1,696,188
                                                             -----------         -----------         -----------        -----------

           NET INTEREST INCOME                               $ 2,438,727         $ 2,393,956         $ 4,841,219        $ 4,658,946

PROVISION FOR LOAN LOSSES                                         74,500             102,000             186,500            208,000
                                                             -----------         -----------         -----------        -----------

           NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                     $ 2,364,227         $ 2,291,956         $ 4,654,719        $ 4,450,946
                                                             -----------         -----------         -----------        -----------

NONINTEREST INCOME
   Service charges on deposit accounts                       $   322,379         $   311,907         $   610,612        $   569,388
   Other service charges, commissions
      and fees                                                   167,229             136,106             319,492            266,100
   Insurance commissions                                            --                39,902                --               78,041
   Other operating income                                         13,976              16,609              34,293             33,824
   Income from title company                                       7,167               8,727              11,040             15,237
                                                             -----------         -----------         -----------        -----------
                                                             $   510,751         $   513,251         $   975,437        $   962,590
                                                             -----------         -----------         -----------        -----------
NONINTEREST EXPENSES
   Salaries                                                  $   752,195         $   766,896         $ 1,507,206        $ 1,471,725
   Employee benefits                                             338,540             265,638             637,840            534,168
   Occupancy of premises                                         125,988             110,084             246,488            200,417
   Furniture and equipment expense                               202,826             227,414             414,687            430,155
   Other operating expenses                                      488,166             555,975           1,030,870          1,060,281
   Net (gain) loss on sale of securities                            (437)             (1,491)             40,741                574
   Net loss on disposal of premises and equipment                  2,567                --                19,756               --
                                                             -----------         -----------         -----------        -----------
                                                             $ 1,909,845         $ 1,924,516         $ 3,897,588        $ 3,697,320
                                                             -----------         -----------         -----------        -----------


            INCOME FROM CONTINUING OPERATIONS
               BEFORE INCOME TAXES                           $   965,133         $   880,691         $ 1,732,568        $ 1,716,216

PROVISION FOR INCOME TAXES                                       317,934             281,329             554,821            588,635
                                                             -----------         -----------         -----------        -----------

            INCOME FROM CONTINUING OPERATIONS                $   647,199         $   599,362         $ 1,177,747        $ 1,127,581
                                                             -----------         -----------         -----------        -----------

                       DISCONTINUED OPERATIONS

             NET RESULTS FROM DISCONTINUED OPERATIONS
                   OF CNB INSURANCE SERVICES, INC
                   BEFORE INCOME TAXES                       $   121,509         $      --           $   123,863        $      --

PROVISION FOR INCOME TAXES                                   $    42,595         $      --           $    43,497        $      --
                                                             -----------         -----------         -----------        -----------

              NET RESULTS ON DISCONTINUED OPERATIONS         $    78,914         $      --           $    80,366        $      --

              NET INCOME                                     $   726,113         $   599,362         $ 1,258,113        $ 1,127,581
                                                             ===========         ===========         ===========        ===========

BASIC EARNINGS PER SHARE                                     $      1.59         $      1.31         $      2.75        $      2.46
                                                             ===========         ===========         ===========        ===========



The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                     ACCUMULATED
                                                                                                        OTHER           TOTAL
                                                      COMMON          CAPITAL        RETAINED       COMPREHENSIVE    SHAREHOLDERS'
                                                       STOCK          SURPLUS        EARNINGS          INCOME           EQUITY
                                                   ------------    ------------    ------------     ------------     ------------

BALANCE, JANUARY 1, 2005                           $    458,048    $  3,863,592    $ 14,172,144     $   (345,044)    $ 18,148,740
                                                                                                                     ------------
Comprehensive income:
   Net income for six months
      ended June 30, 2005                                  --              --         1,127,581             --          1,127,581
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $69,741)             --              --              --           (113,790)        (113,790)
                                                                                                                     ------------
Total Comprehensive Income                                 --                                                           1,013,791
                                                                                                                     ------------
Cash dividends ($0.42 per share)                           --              --          (192,380)            --           (192,380)
                                                   ------------    ------------    ------------     ------------     ------------

BALANCE, JUNE 30, 2005                             $    458,048    $  3,863,592    $ 15,107,345     $   (458,834)    $ 18,970,151
                                                   ============    ============    ============     ============     ============

BALANCE, JANUARY 1, 2006                           $    458,048    $  4,163,592    $ 15,658,134     $ (1,271,733)    $ 19,008,041
                                                                                                                     ------------
Comprehensive income:
   Net income for six months
     ended June 30, 2006                                   --              --         1,258,113             --          1,258,113
  Change in unrealized gains
    (losses) on securities
    available for sale (net of tax of $456,956)            --              --              --           (745,558)        (745,558)
                                                                                                                     ------------
Total Comprehensive Income                                 --                                                             512,555
                                                                                                                     ------------
Cash dividends ($.45 per share)                            --              --          (206,122)            --           (206,122)
                                                   ------------    ------------    ------------     ------------     ------------

BALANCE, JUNE 30, 2006                             $    458,048    $  4,163,592    $ 16,710,125     $ (2,017,291)    $ 19,314,474
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

                  CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                  -------------------------------
                                                                                      2006               2005
                                                                                  ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $  1,258,113       $  1,127,581
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                     370,182            399,299
     Provision for loan losses                                                         186,500            208,000
     Deferred income taxes                                                             (72,963)            (4,757)
     Net loss on sale of securities                                                     40,741                573
     Net loss on disposal of premises and equipment                                     19,756               --
     (Increase) in accrued interest receivable                                         (51,267)           (56,315)
     (Increase) decrease in other assets                                               (36,970)           624,056
     Gain on sale of CNB Insurance Services, Inc                                      (143,913)              --
     Increase (decrease) in accrued interest payable                                   199,911            (28,445)
     (Increase) in cash surrender value on life insurance in excess
          of premiums paid                                                             (53,897)           (50,940)
     Increase (decrease) in accrued expenses and other liabilities                     (56,806)           120,195
     Amortization of deferred loan (fees) cost                                          32,830             18,900
     Amortization (accretion) of premium and discount on investments                    18,352             31,578
                                                                                  ------------       ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                $  1,710,569       $  2,389,725
                                                                                  ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) in loans                                                      $(12,569,084)      $(14,548,039)
     Proceeds from sales of securities                                               3,133,464         28,614,750
     Proceeds from maturities, repayments and calls of securities                    1,170,569            830,255
     Purchases of securities                                                        (6,493,083)       (22,476,503)
     Purchases of Federal Home Loan Bank stock                                      (4,080,000)        (2,807,200)
     Redemptions of Federal Home Loan Bank stock                                     4,055,200          2,983,300
     Purchases of premises and equipment                                              (151,068)          (777,830)
     Proceeds from sale of CNB Insurance Services Inc                                  153,332               --
     Net (increase) decrease in federal funds sold                                      25,000             59,000
     Premiums paid on life insurance                                                   (58,822)           (58,822)
     Cash from acquired branch                                                            --                 --
                                                                                  ------------       ------------
         NET CASH (USED IN) INVESTING ACTIVITIES                                  $(14,814,492)      $ (8,181,089)
                                                                                  ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand and savings deposits                                   $  8,191,728       $ 13,876,655
    Net increase (decrease) in time deposits                                         9,572,320         (3,233,237)
    Net increase in securities sold under repurchase agreement                            --               12,421
    Net (decrease) in FHLB borrowings                                               (4,800,000)        (4,700,000)
    Cash dividends paid                                                               (206,122)          (192,380)
                                                                                  ------------       ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                $ 12,757,926       $  5,763,459
                                                                                  ------------       ------------

         NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                    $   (345,997)      $    (27,905)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      10,085,252         10,047,939
                                                                                  ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  9,739,255       $ 10,020,034
                                                                                  ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period:
               Interest                                                           $  2,543,339       $  1,724,633
               Income taxes                                                       $    665,500       $    606,000




  The Notes to Consolidated Financial Statements are an integral part of these statements.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Basis of Presentation and Contingencies

          In the opinion of CNB Financial Services, Inc. ("CNB" or the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB financial condition as of June 30, 2006 and the results of operations for the three and six months ended June 30, 2006 and 2005, changes in shareholders' equity and cash flows for the six months ended June 30, 2006 and 2005.

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

Note 2. Securities

          The amortized cost and estimated market value of debt securities at June 30, 2006 and December 31, 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

          Securities are summarized as follows:

                                                                  JUNE 30, 2006                       WEIGHTED
                                               ---------------------------------------------------     AVERAGE
                                                                GROSS        GROSS      ESTIMATED       TAX
                                                AMORTIZED    UNREALIZED   UNREALIZED       FAIR      EQUIVALENT
                                                   COST         GAINS       LOSSES        VALUE         YIELD
                                               -----------   ----------   ----------   -----------   ----------
Available for sale:
   U.S. Government agencies and corporations
      Within one year                          $   503,197     $   --     $    1,129   $   502,068      5.20%
      After 1 but within 5 years                25,064,653         --      1,225,300    23,839,353      4.23
      After 5 but within 10 years               12,003,100         --        367,690    11,635,410      5.12
                                               -----------     ------     ----------   -----------
                                               $37,570,950     $   --     $1,594,119   $35,976,831      4.53%
                                               -----------     ------     ----------   -----------
   States and political subdivisions
      Within one year                          $   609,825     $   --     $    7,756   $   602,069      2.84%
      After 1 but within 5 years                 2,029,320        643         60,433     1,969,530      3.10
      After 5 but within 10 years                8,798,753      1,793        324,592     8,475,954      3.51
                                               -----------     ------     ----------   -----------
                                               $11,437,898     $2,436     $  392,781   $11,047,553      3.40%
                                               -----------     ------     ----------   -----------
   Mortgage backed securities                  $ 9,534,360     $   --     $  437,085   $ 9,097,275      4.91%
                                               -----------     ------     ----------   -----------
Total securities available for sale            $58,543,208     $2,436     $2,423,985   $56,121,659      4.37%
                                               ===========     ======     ==========   ===========
Restricted:
      Federal Reserve Bank stock               $   138,650     $   --     $       --   $   138,650      6.00%
      Federal Home Loan Bank stock               1,694,700         --             --     1,694,700      5.36
                                               -----------     ------     ----------   -----------
Total restricted investments                   $ 1,833,350     $   --     $       --   $ 1,833,350      5.41%
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
                                               ===========     ======     ==========   ===========

          The fair value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $39,727,107 at June 30, 2006 and $40,610,746 at December 31, 2005.

          Proceeds from sales of securities available for sale (excluding maturities and calls) during the six months ended June 30, 2006 and the year ended December 31, 2005 were $3,133,464 and $37,026,097, respectively. Gross gains (losses) of $0 and $(41,178) during the six months ended
     June 30, 2006 and $145,013 and $(161,178) for the year ended December 31, 2005 were realized on the respective sales. Gross gains of $437 during the six months ended June 30, 2006 were realized on called securities.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2. Securities (continued)

          The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006 and December 31, 2005.

          Securities are summarized as follows:

                                                                            JUNE 30, 2006
                                            ------------------------------------------------------------------------------
                                               Less than 12 months         12 months or more                Total
                                            ------------------------   ------------------------   ------------------------
                                                Fair      Unrealized       Fair      Unrealized       Fair      Unrealized
Description of Securities                      Value        Losses        Value        Losses        Value        Losses
-----------------------------------------   -----------   ----------   -----------   ----------   -----------   ----------
U.S. government agenices and corporations   $11,026,309    $252,376    $24,451,303   $1,341,743   $35,477,612   $1,594,119
State and political subdivisions              3,312,067      95,013      7,578,050      297,768    10,890,117      392,781
Mortgage backed securities                    3,229,849      77,308      5,867,426      359,777     9,097,275      437,085
                                            -----------   ----------   -----------   ----------   -----------   ----------
Total temporarily impaired securities       $17,568,225    $424,697    $37,896,779   $1,999,288   $55,465,004   $2,423,985
                                            ===========   ==========   ===========   ==========   ===========   ==========

                                                                           DECEMBER 31, 2005
                                            ------------------------------------------------------------------------------
                                               Less than 12 months         12 months or more                Total
                                            ------------------------   ------------------------   ------------------------
                                                Fair      Unrealized       Fair      Unrealized       Fair      Unrealized
Description of Securities                      Value        Losses        Value        Losses        Value        Losses
-----------------------------------------   -----------   ----------   -----------   ----------   -----------   ----------
U.S. Government agenices and corporations   $18,797,616    $281,814    $13,938,525    $527,668    $32,736,141   $  809,482
State and political subdivisions              9,722,997     134,731      2,531,396      78,401     12,254,393      213,132
Mortgage backed securities                    4,418,522      69,934      4,125,462     132,312      8,543,984      202,246
                                            -----------    --------    -----------    --------    -----------   ----------
Total temporarily impaired securities       $32,939,135    $486,479    $20,595,383    $738,381    $53,534,518   $1,224,860
                                            ===========    ========    ===========    ========    ===========   ==========

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3. Loans and Leases Receivable

          Major classifications of loans at June 30, 2006 and December 31, 2005, were as follows:

                                   JUNE 30,     DECEMBER 31,
                                     2006           2005
                                 ------------   ------------
Loans:
   Real estate                   $136,676,281   $125,722,303
   Commercial real estate          31,306,939     29,492,744
   Consumer                        16,447,955     16,801,986
   Commercial                       9,669,376      9,314,491
   Overdrafts                         106,190        356,329
                                 ------------   ------------
                                 $194,206,741   $181,687,853
Leases:                               133,569        144,869
                                 ------------   ------------
                                 $194,340,310   $181,832,722
Net deferred loan fees, costs,
   premiums and discounts             371,853        396,798
Allowance for loan losses          (2,155,019)    (2,022,130)
                                 ------------   ------------
                                 $192,557,144   $180,207,390
                                 ============   ============

          An analysis of the allowance for possible loan losses is as follows:

                                             JUNE 30,          DECEMBER 31,
                                     -----------------------   ------------
                                        2006         2005          2005
                                     ----------   ----------   ------------
Balance, Beginning                   $2,022,130   $1,807,449    $1,807,449
   Provision charged to operations      186,500      208,000       352,000
   Recoveries                            65,724      103,332       168,413
   Loans charged off                   (119,335)    (160,503)     (305,732)
                                     ----------   ----------    ----------
Balance, Ending                      $2,155,019   $1,958,278    $2,022,130
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

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3. Loans and Leases Receivable (continued)

                                                               JUNE 30,        DECEMBER 31,
                                                         -------------------   ------------
                                                           2006       2005         2005
                                                         --------   --------   ------------
Nonaccrual loans                                         $204,942   $192,159     $789,684
Loans past due 90 days or more still accruing interest         --     44,060           --
                                                         --------   --------     --------
   Total                                                 $204,942   $236,219     $789,684
                                                         ========   ========     ========

Note 4. Time Deposits

          At June 30, 2006, the scheduled maturities of time deposits are as follows:

                            TIME DEPOSITS       ALL TIME
                          $100,000 AND OVER     DEPOSITS
                          -----------------   -----------
Within 3 months              $ 2,271,958      $ 5,356,169
3 months thru 6 months           958,500        4,338,405
6 months thru 12 months        3,032,690        7,552,760
Over 12 months                27,090,073       81,699,832
                             -----------      -----------
                             $33,353,221      $98,947,166
                             ===========      ===========

Note 5. Federal Home Loan Bank Borrowings

                                          JUNE 30,           DECEMBER 31,
                                  ------------------------   ------------
                                      2006         2005          2005
                                  -----------   ----------   ------------
Federal Home Loan Bank advances   $13,000,000   $3,900,000    $17,800,000

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

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 6. Pension Plan (continued)

          The components of net periodic plan cost charged to operations are as follows:

                                             JUNE 30,
                                      ---------------------
                                         2006        2005
                                      ---------   ---------
Service cost                          $ 116,196   $  73,368
Interest cost                           124,236     103,848
Expected return on plan assets         (124,210)   (104,400)
Amortization of prior service costs       6,172       3,720
Recognized net actuarial loss            40,550      16,964
                                      ---------   ---------
   Net periodic plan cost             $ 162,944   $  93,500
                                      =========   =========

          Employer contributions paid during the quarters ended June 30, 2006 and 2005 were $161,104 and $116,994, respectively.

Note 7. Supplemental Retirement Plan

          On January 2, 2004, the Bank entered into a nonqualified supplemental retirement benefit agreement with the President which when fully vested would pay the President or his beneficiary an amount of $30,000 per year for 10 years beginning June 11, 2011, if he retires on or after May 29, 2011. Termination of employment prior to that date other than by reasons of death or disability will result in a reduced benefit. The expense for the six months ended June 30, 2006 was $16,321.

Note 8. New Branch

          On December 15, 2003, the Bank purchased a parcel of land in Falling Waters, Berkeley County, West Virginia for $503,261 to construct a new branch facility. Construction on the new facility began August 2004 and was completed in April 2005.

Note 9. Supplemental Health Insurance Plan

          Effective January 1, 2005, the Bank changed its health insurance program to a high deductible plan and concurrently established health reimbursement accounts for each employee in the plan. The Bank has committed for 2006 to fund $750 for each participant. The expense incurred for the health reimbursement accounts for the six months ended June 30, 2006 was $32,069.

Note 10. Discontinued Operations

          On April 27, 2006, CNB Insurance Services, Inc., a wholly-owned subsidiary of Citizens National Bank of Berkeley Springs, West Virginia, which is a wholly-owned subsidiary of CNB Financial Services, Inc., entered into an agreement. Under the terms of the agreement, CNB Insurance Services, Inc. sold to Maiden Financial Inc. certain assets constituting CNB Insurance Services, Inc.'s insurance business for a purchase price of $153,332 on June 1, 2006 resulting in a gain on sale of $143,913.


          The following table summarizes the net results of the discontinued operations of CNB Insurance Services, Inc.:

                                                      Quarter ended        Quarter ended       Six months ended
                                                      March 31, 2006       June 30, 2006         June 30, 2006
                                                     ----------------------------------------------------------
Net income (loss) from operations
of CNB Insurance Services, Inc.                           $ 2,354            $ (22,404)            $ (20,050)

Gain on sale of CNB Insurance Services, Inc.                    -              143,913               143,913
                                                     --------------------------------------------------------


Net Income before taxes                                   $ 2,354            $ 121,509             $ 123,863

Taxes                                                         902               42,595                43,497
                                                     --------------------------------------------------------

Net income                                                $ 1,452             $ 78,914              $ 80,366
                                                     ========================================================

          For the three and six month periods ended June 30, 2005, CNB Insurance Services, Inc. had net income of $3,607 and $8,824 respectively, which was reported in continuing operations.

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

          The Bank was organized on June 20, 1934, and has operated in Berkeley Springs in Morgan County, West Virginia, as a national banking association continuously since that time. The Bank is a full-service commercial bank conducting general banking and trust activities through six full-service offices and six automated teller machines located in Morgan and Berkeley Counties, West Virginia and Washington County, Maryland. The Bank's sixth full-service branch and ATM opened in April 2005 in Berkeley County, West Virginia. The Bank formed CNB Insurance Services, Inc., a wholly owned subsidiary, which was a property and casualty insurance agency selling primarily personal lines of insurance. On April 27, 2006, CNB Insurance Services, Inc. entered into an agreement with Maiden Financial, Inc. Under the terms of the agreement, which was completed on June 1, 2006, CNB Insurance Services, Inc. sold to Maiden Financial Inc. certain assets constituting CNB Insurance Services, Inc.'s insurance business for a purchase price of $153,332 resulting in a gain of $143,913.

          The Bank purchased a parcel of land in Falling Waters, Berkeley County, West Virginia on December 15, 2003 for $503,261 to construct a new branch facility. Construction on the new branch facility began in August 2004 and was completed in April 2005. On April 27, 2005, the new branch building opened.

          On May 19, 2006, the Board of Directors of CNB voted unanimously to convert to a state chartered bank. The application has been filed with the West Virginia Board of Banking and Financial Industry for consent to convert from a national charter to a state charter under the title of CNB Bank, Inc. Management anticipates the conversion date to be about October 15, 2006.

          The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three and six months ended June 30, 2006 and 2005. This discussion may include forward-looking statements based upon management's expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion and have based all average balances on daily averages.

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

     EARNINGS SUMMARY

          Net income for the three months ended June 30, 2006 was $726,000 or $1.59 per share compared to $599,000 or $1.31 per share for the same period in 2005. Annualized return on average assets and average equity were 1.1% and 14.9% respectively, for the three months ended June 30, 2006, compared with 1.0% and 13.1%, respectively, for the three months ended June 30, 2005.

          Net income for the six months ended June 30, 2006 was $1.3 million or $2.75 per share compared to $1.1 million or $2.46 per share for the same period in 2005. Annualized return on average assets and average equity were 1.0% and 12.9% respectively, for the six months ended June 30, 2006, compared with 1.0% and 12.2% respectively, for the six months ended June 30, 2005.

          Earnings projections for the remainder of 2006 are expected to be consistent with second half 2005 earnings. Compared to previous years, we do not expect earnings to grow at the same rate due to the increased interest costs paid by the Bank on its growing deposit base and the slowing of the real estate market caused by the higher interest costs for consumers resulting in a lower net interest margin for the Bank.

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

          Net interest income for the three months ended June 30, 2006 increased by $45,000 or 1.9% over the same period in 2005. Interest income for the three months ended June 30, 2006 increased by $618,000 or 18.8% compared to the same period in 2005, while interest expense increased by $574,000 or 64.6% during the three months ended June 30, 2006, as compared to the same period in the prior year.

          Net interest income for the six months ended June 30, 2006 increased by $182,000 or 3.9% over the same period in 2005. Interest income for the six months ended June 30, 2006 increased by $1.2 million or 19.4% compared to the same period in 2005, while interest expense increased by $1.0 million or 61.8% during the six months ended June 30, 2006, as compared to the same period in the prior year.

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

          During the second quarter of 2006 compared to the same period in 2005, average net interest earning assets increased $25.1 million or 11.3% and average net interest bearing liabilities increased $19.4 million or 10.8% resulting in increased net interest income. CNB experienced a 35 basis point decrease in the ratio of net interest income to average interest earning assets. The 97 basis point increase in rates paid on average interest bearing liabilities offset by a 41 basis point increase in rates earned on average interest earning assets contributed to the decrease in the net interest margin.

          During the first six months of 2006 compared to the same period in 2005, average net interest earning assets increased $26.2 million or 12.0% and average net interest bearing liabilities increased $20.0 million or 11.2% resulting in increased net interest income. CNB experienced a 29 basis point decrease in the ratio of net interest income to average interest earning assets. The 87 basis point increase in rates paid on average interest bearing liabilities offset by a 40 basis point increase in rates earned on average interest earning assets contributed to the decrease in the net interest margin.

          See Table 1 and Table 2 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential.

          The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities.

     TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                         JUNE 30, 2006                    JUNE 30, 2005
                                                ------------------------------   ------------------------------
                                                   QTR                              QTR
                                                 AVERAGE       QTR      YIELD/    AVERAGE       QTR      YIELD/
                                                 BALANCE    INTEREST   RATE(4)    BALANCE    INTEREST   RATE(4)
                                                ---------   --------   -------   ---------   --------   -------
                                                                   (IN THOUSANDS OF DOLLARS)

Interest earning assets:
    Federal funds sold                            $      30   $     1     4.82%    $      26   $     -     2.85%
    Securities:
      Taxable                                        44,591       531     4.76        43,488       486     4.47
      Tax-exempt (1)                                 10,893        94     5.23        12,778       109     5.17
    Loans (net of unearned interest) (2)(5)(6)      191,700     3,201     6.68       165,783     2,614     6.31
                                                  ---------   -------    ------    ---------   -------    -----
        Total interest earning assets (1)         $ 247,214   $ 3,827     6.19%    $ 222,075   $ 3,209     5.78%
                                                  ---------   -------    ------    ---------   -------    -----

Nonearning assets:
    Cash and due from banks                       $   9,822                        $   8,613
    Bank premises and equipment, net                  6,507                            6,423
    Other assets                                      5,069                            4,194
    Allowance for loan losses                        (2,150)                          (1,933)
                                                  ---------                        ----------
        Total assets                              $ 266,462                        $ 239,372
                                                  =========                        ==========

Interest bearing liabilities:
    Savings deposits                              $  31,692   $    39     0.49%    $  32,472   $    40     0.49%
    Time deposits                                    97,381       879     3.61        86,459       565     2.61
    NOW accounts                                     44,603       326     2.92        42,615       206     1.93
    Money market accounts                            10,619        37     1.39        10,179        22     0.86
    Borrowings                                       14,024       180     5.13         7,240        55     3.04
                                                  ---------   -------    ------    ---------   -------    -----
        Total interest bearing liabilities        $ 198,319   $ 1,461     2.95%    $ 178,965   $   888     1.98%
                                                  ---------   -------    ------    ---------   -------    -----

Noninterest bearing liabilities:
    Demand deposits                               $  45,469                        $  39,833
    Other liabilities                                 3,119                            2,219
    Shareholders' equity                             19,555                           18,355
                                                  ---------                        ---------
        Total liabilities and
           shareholders' equity                   $ 266,462                        $ 239,372
                                                  =========                        =========

                                                              -------                          -------
Net interest income (1)                                       $ 2,366                          $ 2,321
                                                              =======                          =======

Net interest spread (3)                                                   3.26%                            3.81%
                                                                         =====                            =====

Net interest income to average
    interest earning assets (1)                                           3.83%                            4.18%
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

(4)  Yields/Rates are expressed on an annualized basis.

(5) Interest income on loans excludes fees of $73,000 in 2006 and $73,000 in 2005.

(6) Interest income on loans includes fees of $22,076 in 2006 and $16,393 in 2005 from the Business Manager Program, student loans and lease receivables.

     TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                         JUNE 30, 2006                    JUNE 30, 2005
                                                ------------------------------   ------------------------------
                                                   YTD                              YTD
                                                 AVERAGE      YTD       YIELD/    AVERAGE       YTD      YIELD/
                                                 BALANCE    INTEREST   RATE(4)    BALANCE    INTEREST   RATE(4)
                                                ---------   --------   -------   ---------   --------   -------
                                                                   (IN THOUSANDS OF DOLLARS)

Interest earning assets:
   Federal funds sold                          $      33    $     1     4.59%    $      33   $     1     2.61%
   Securities:
     Taxable                                      44,145      1,031     4.67        43,254       941     4.35
     Tax-exempt (1)                               11,296        194     5.20        12,726       217     5.17
   Loans (net of unearned interest) (2)(5)(6)    188,758      6,221     6.59       161,997     5,051     6.24
                                               ---------    -------    -----     ---------   -------    -----
        Total interest earning assets (1)      $ 244,232    $ 7,447     6.10%    $ 218,010   $ 6,210     5.70%
                                               ---------    -------    -----     ---------   -------    -----

Nonearning assets:
   Cash and due from banks                     $   9,631                         $   9,228
   Bank premises and equipment, net                6,533                             6,270
   Other assets                                    4,986                             4,221
   Allowance for loan losses                      (2,113)                           (1,903)
                                               ---------                         ---------
        Total assets                           $ 263,269                         $ 235,826
                                               =========                         =========

Interest bearing liabilities:
   Savings deposits                            $  31,721    $    78     0.49%    $  32,127   $    79     0.49%
   Time deposits                                  95,154      1,622     3.41        87,093     1,106     2.54
   NOW accounts                                   43,889        607     2.77        40,881       376     1.84
   Money market accounts                          10,455         67     1.28        10,095        43     0.85
   Borrowings                                     15,272        369     4.83         6,442        92     2.86
                                               ---------    -------    -----     ---------   -------    -----
        Total interest bearing liabilities     $ 196,491    $ 2,743     2.79%    $ 176,638   $ 1,696     1.92%
                                               ---------    -------    -----     ---------   -------    -----

Noninterest bearing liabilities:
   Demand deposits                             $  44,260                         $  38,521
   Other liabilities                               3,076                             2,254
   Shareholders' equity                           19,442                            18,413
                                               ---------                         ---------
        Total liabilities and
           shareholders' equity                $ 263,269                         $ 235,826
                                               =========                         =========

                                                            -------                          -------
Net interest income (1)                                     $ 4,704                          $ 4,514
                                                            =======                          =======

Net interest spread (3)                                                 3.31%                            3.78%
                                                                       =====                            =====

Net interest income to average                                          3.85%                            4.14%
                                                                       =====                            =====
   interest earning assets (1)


(1)  Yields are expressed on a tax equivalent basis using a 34% tax rate.

(2) For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.

(3) Net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)  Yields/Rates are expressed on an annualized basis.

(5) Interest income on loans excludes fees of $138,000 in 2006 and $145,000 in 2005.

(6) Interest income on loans includes fees of $43,250 in 2006 and $31,876 in 2005 from the Business Manager Program, student loans and lease receivables.

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

     The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended June 30, 2006 and June 30, 2005 amounted to $74,500 and $102,000, respectively. The provision for loan losses for the six months ended June 30, 2006, and June 30, 2005, amounted to $186,500 and $208,000, respectively. Loan quality remains stable and non performing loans decreased from the same period in 2005. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require an adjustment to the reserves as a result of their examination of the bank. See "Nonperforming Assets and Allowance for Loan Losses" for further discussion.

NONINTEREST INCOME

     Noninterest income for the three months ended June 30, 2006 decreased $2,000 or 0.5% to $511,000 from $513,000 in the second quarter of 2006.
Noninterest income for the six months ended June 30, 2006 increased $12,000 or 1.3% to $975,000 from $963,000 during the first six months of 2005. The decrease in noninterest income for the three months ended June 30, 2006 is a direct result of reporting income for CNB Insurance Services, Inc. in discontinued operations for 2006 offset by increases in Bounce Protection fees, ATM and debit card fees and trust fee income. The increase in noninterest income for the six months ended June 30, 2006 is attributable to an increase in Bounce Protection fees, ATM and debit card fees and trust fee income offset by a decrease in income from the title insurance company and the decrease in income from discontinued operations of CNB Insurance Services, Inc. The decrease in income from the title insurance company is a direct result of a decrease in the number of policies written during the period. The increase in fees related to the Bounce Protection, ATM and debit cards have a direct correlation to the increased deposit base of the bank. Trust fees increased due to the assets under management increased 13% over the same period last year.

NONINTEREST EXPENSES

     Noninterest expenses for the three months ended June 30, 2006, decreased $15,000 or 0.8% and for the six months ended June 30, 2006, increased $200,000 or 5.4%. The expenses related to the discontinued operations of CNB Insurance Services, Inc have a positive impact on the noninterest expenses for the three and six month periods ending June 30, 2006. The following details explain the increases to noninterest expenses. Salaries increased due to normal merit increases and a full three months expense of salaries for the new Spring Mills branch employees in 2006. Additionally in late January 2006, the Bank increased all hourly salaries to become more inline with the area competition. Employee benefits increased due to an increase in pension expense, an increase in health insurance costs and increased salaries. Although, the bank changed its health insurance program, effective January 1, 2005, to a high deductible plan with reduced per employee premiums, the insurance expense for the first six months of 2006 showed an increase over the same period last year due to the increased number of employees who were eligible and elected to be in the plan. Concurrent with the creation of the high deductible insurance plan, the Bank established a vested health contribution plan which enables the Bank to contribute to health reimbursement accounts for each employee on the plan. Occupancy expense increased due to the cost of needed building repairs at a few of the branch buildings along with the added costs of depreciation and building supplies for an additional branch facility in Spring Mills, West Virginia. Furniture and equipment expense showed a decrease for the three and six months ended June 30, 2006 as compared to the same periods last year. This decrease was due to a reduction in software amortization expense due to items related to the computer conversion in 2003 being fully amortized in February 2006 offset by the additional depreciation for equipment and software purchased for the new branch facility in Spring Mills and the increased cost and number of maintenance contracts the bank carries on its equipment. The decrease in other operating expenses for the three and six months ended June 30, 2006 was due to decreases in stationary, supplies and printing and outside service fees. Although, advertising expense, master money expense and ATM expense showed decreases for the second quarter of 2006, year to date expense for these categories exceeded the same period last year. During the first quarter of 2006, the bank increased its newspaper and radio exposure showcasing the Bank's deposit products. This exposure was significantly reduced during the second quarter of 2006. Master money and ATM expense decreased due to the Bank converting to a new system for processing during the second quarter of 2006. The ATM expense increase for the first quarter was a direct result of the one time conversion costs for the new system. Offsetting these decreases to other operating expenses was an increase to loss on sale of securities and a loss on disposal of premises and equipment. The decrease in outside service fees is due to additional costs in 2005 for compliance with new banking regulations and the provisions of the Sarbanes-Oxley Act of 2002. In 2006, there was no expense for compliance with the Sarbanes-Oxley Act of 2002 due to the unknown outcome of this Act for banks of our size.

INCOME TAXES

     The Bank's provision for income taxes increased $37,000 or 13.0% to $318,000 for the three months ended June 30, 2006 and decreased $34,000 or 5.7% to $555,000 for the six months ended June 30, 2006. The effective tax rates for the second quarter of 2006 and 2005 were 32.9% and 31.9%, respectively and for the first six months of 2006 and 2005 were 32.0% and 34.3%, respectively. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities and certain non deductible expenses.

FINANCIAL CONDITION

     The Bank's total assets as of June 30, 2006 increased $13.4 million or 5.2% to $272.4 million from December 31, 2005 due primarily to a $12.3 million increase in loans, $927,000 increase in investment securities offset by a $346,000 decrease in cash and due from banks. The Bank's total liabilities increased $13.1 million or 5.5% to $253.1 million from December 31, 2005 due to a $17.8 million increase in deposits offset by a $4.8 million decrease in borrowings. Shareholders' equity increased $306,000 to $19.3 million at June 30, 2006, due to net income of $1.3 million offset by the semi-annual cash dividend of $206,000 and a $746,000 decrease in accumulated other comprehensive income. The $746,000 decrease in accumulated other comprehensive income is a direct result of the decline in market value of available for sale securities. The components of accumulated other comprehensive income at June 30, 2006 and December 31, 2005, were unrealized gains and losses on available for sale securities, net of deferred income taxes and minimum pension liability adjustment, net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results unless the securities are actually sold.

LOAN PORTFOLIO

     At June 30, 2006, total loans increased $12.3 million or 6.9% to $192.6 million from $180.2 million at December 31, 2005. The concentrated calling effort in Berkeley County continues to show results into the second quarter of 2006 as loan demand stays strong. Bank customers are becoming more comfortable with our new branch manager/loan officer at the Bank's Spring Mills branch causing continued increased loan production at that branch. Another factor contributing to the increase in loans is the number of bank mergers taking place in our market area. The Bank's market area has begun to experience a slowdown in the real estate market in turn loan demand has begun to slow also.

NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

     Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, restructured loans and other real estate owned. The following table summarized the Bank's nonperforming assets as of the periods shown:

                                              JUNE 30,
                                        -------------------   DECEMBER 31,
                                          2006       2005         2005
                                        --------   --------   ------------
Nonaccrual loans                        $204,942   $192,159     $789,684
Loans past due 90 days or more
   still accruing interest                    --     44,060           --
                                        --------   --------     --------
Total nonperforming loans               $204,942   $236,219     $789,684
                                        --------   --------     --------
Other real estate owned                 $     --   $     --          $--
                                        --------   --------     --------
Total nonperforming assets              $204,942   $236,219     $789,684
                                        ========   ========     ========
Nonperforming loans/Total loans             0.11%      0.14%        0.44%
Nonperforming assets/Total assets           0.08%      0.10%        0.31%
Allowance for loan losses/Total loans       1.12%      1.16%        1.12%

     As of June 30, 2006, the Bank has no loans which management considers to be impaired. Management is aware of seven borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $1.3 million. The loans are collateralized and management anticipates any additional potential loss would be minimal.

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

     The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. At June 30, 2006, the allowance for loan losses totaled $2.2 million compared to $2.0 million at December 31, 2005. The allowance for loan losses as a percentage of loans was 1.1% as of June 30, 2006 and December 31, 2005.

     An analysis of the allowance for loan losses is summarized below:

                                   JUNE 30,               DECEMBER 31,
                                     2006                     2005
                            ----------------------   ----------------------
                                       PERCENT OF               PERCENT OF
                                     LOANS IN EACH            LOANS IN EACH
                                      CATEGORY TO              CATEGORY TO
In thousands                AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS
                            ------   -------------   ------   -------------
Commercial, financial       $  938          21%      $1,056         21%
    and agriculture
Real estate - residential      481          69          528         69
     mortgage
Installment and other          332          10          303         10
Unallocated                    404         N/A          135        N/A
                            ------        ----       ------        ---
       Total                $2,155        100%       $2,022        100%
                            ======        ===        ======        ===

DEPOSITS

     The Bank's deposits increased $17.8 million or 8.1% during the six months ended June 30, 2006. $5.6 million of the increase is a direct result of a single public fund deposit relationship which operates in the bank's market area. During the first quarter the Bank offered an incentive program to all bank employees to generate deposits at all bank locations. This incentive program generated $6.2 million in new deposits for the Bank, of which approximately $4.0 million was in other time deposits and rate sensitive jumbo certificates of deposit. In our Washington County, Maryland market area, there have been a number of bank mergers and CNB is benefiting from these mergers with the increased volume of new deposit accounts. The Bank's Washington County Maryland branch has grown $3.1 million in deposits since December 31, 2005. Another factor contributing to the increase in other time deposits and rate sensitive jumbo certificates of deposit are the competitive rates the Bank was offering on its certificates of deposit during the first six months of 2006.

CAPITAL RESOURCES

     Shareholders' equity increased $306,000 or 1.6% during the first six months of 2006 due to $1.3 million in net income offset by the semi-annual cash dividend of $206,000 and a $746,000 decrease in accumulated other comprehensive income. The Bank is subject to regulations of the Office of the Comptroller of the Currency that impose certain minimum regulatory capital requirements. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was "well capitalized" at June 30, 2006. The following table summarizes, as of June 30, 2006, the Bank's capital ratios.

                           Components   Actual   Required
                           of Capital    Ratio     Ratio
                           ----------   ------   --------
Tier 1 Capital               $20,731      7.8%     4.0%
Total Risk Based Capital     $22,752     14.1%     8.0%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments. The types of market risk exposures generally faced by banking entities include interest rate risk, bond market price risk, foreign currency risk and commodity price risk. Due to the nature of its operations, only bond market price risk and interest rate risk are significant to the Bank.

     The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold which totaled $56.1 million, or 20.6% of total assets at June 30, 2006. In addition, liquidity may be generated through loan repayments and over $7.5 million of available borrowing arrangements with correspondent banks. At June 30, 2006, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $1.9 million of cash from operations in the first six months of 2006, which compares to $2.4 million during the same time period in 2005. Additional cash of $12.8 million was generated through net financing activities through June 30, 2006, which compares to $5.8 million used in financing activities for the first six months of 2005. These proceeds, along with proceeds from the sales and calls of investment securities, were used to fund loans and purchase securities during each year. Net cash used in investing activities totaled $15.0 million during the first six months of 2006 compared to $8.2 million during the same time period in 2005. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

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

     The Bank's base-line scenario holds the prime rate constant at 8.25 percent through June 2007. Based on the July 2006 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing or decreasing interest rate scenario.

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

     There have been no changes in the Company's internal controls over financial reporting in the fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

a.) The 2005 annual meeting of stockholders of CNB Financial Services, Inc. was held April 5, 2006.

b.) Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were reelected.

c.)  (1) Election of Directors

     Elected to serve as directors until the 2006 annual meeting of stockholders to be held in 2007:

                                   Without
                          For     Authority
                        -------   ---------
Kenneth W. Apple        277,106     1,214
J. Robert Ayers         277,106     1,214
John E. Barker          277,106     1,214
Margaret S. Bartles     277,106     1,214
Jay E. Dick             277,106     1,214
Herbert L. Eppinger     277,106     1,214
Robert L. Hawvermale    277,106     1,214
J. Philip Kesecker      277,106     1,214
Jerald McGraw           277,106     1,214
Martha H. Quarantillo   277,106     1,214
Thomas F. Rokisky       277,106     1,214
Charles S. Trump, IV    277,106     1,214
Arlie R. Yost           277,106     1,214

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

                                      CNB Financial Services, Inc.
                                      (Registrant)


Date August 14, 2006                  /s/ Thomas F. Rokisky, President/CEO
                                      ------------------------------------------


Date August 14, 2006                  /s/ Rebecca S. Stotler, Vice President/CFO
                                      ------------------------------------------