Form 10-Q
period 2006-09-30
CNB FINANCIAL SERVICES INC
filed 2006-11-14
CIK 1113336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

                                 YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 458,048 shares of common stock, par value $1 per share, as of November 13, 2006.

                          CNB FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART 1: FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Statements of Financial Condition as of
              September 30, 2006 (Unaudited) and December 31, 2005.......     3

           Consolidated Statements of Income for the Three and Nine
              Months ended September 30, 2006 and 2005 (Unaudited).......     4

           Consolidated Statements of Changes in Shareholders' Equity for
              the Nine Months Ended September 30, 2006 (Unaudited) and
              the Year Ended December 31, 2005...........................     5

           Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 2006 and 2005 (Unaudited)..............     6

           Notes to Consolidated Financial Statements (Unaudited)........     7

   Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations for the Three and Nine Months
              ended September 30, 2006...................................    15

   Item 3. Quantitative and Qualitative Disclosures about Market Risk....    25

   Item 4. Controls and Procedures.......................................    26

PART II: OTHER INFORMATION

   Item 1. Legal Proceedings.............................................    27

   Item 4. Submission of Matters to a Vote of Security Holders...........    27

   Item 6. Exhibits and Reports on Form 8-K..............................    27

           SIGNATURES....................................................    28

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

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       2006            2005
                                                   -------------   ------------
                                                    (Unaudited)      (Audited)
                     ASSETS

Cash and due from banks                            $  7,629,172    $ 10,085,252
Federal funds sold                                       46,000          38,000
Securities available for sale (at approximate
   market value)                                     58,478,031      55,194,216
Federal Home Loan Bank stock, at cost                 2,148,500       1,669,900
Federal Reserve Bank stock, at cost                     138,650         138,650
Loans and lease receivable, net                     197,556,214     180,207,390
Accrued interest receivable                           1,343,526       1,230,777
Premises and equipment, net                           6,365,431       6,601,463
Deferred income taxes                                 1,237,101       1,159,595
Cash surrender value of life insurance                1,392,409       1,279,690
Intangible assets                                       525,057         620,593
Other assets                                            716,351         727,896
                                                   ------------    ------------
   TOTAL ASSETS                                    $277,576,442    $258,953,422
                                                   ============    ============
      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits:
      Demand                                       $ 43,123,638    $ 42,669,886
      Interest-bearing demand                        50,790,494      54,900,737
      Savings                                        30,018,494      32,342,957
      Time, $100,000 and over                        35,249,738      30,659,767
      Other time                                     69,291,418      58,715,079
                                                   ------------    ------------
                                                   $228,473,782    $219,288,426
   Accrued interest payable                             935,817         611,512
   FHLB borrowings                                   25,120,000      17,800,000
   Accrued expenses and other liabilities             2,332,917       2,245,443
                                                   ------------    ------------
      TOTAL LIABILITIES                            $256,862,516    $239,945,381
                                                   ------------    ------------
SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000  shares
      authorized; 458,048 shares outstanding       $    458,048    $    458,048
   Capital surplus                                    4,163,592       4,163,592
   Retained earnings                                 17,339,592      15,658,134
   Accumulated other comprehensive income            (1,247,306)     (1,271,733)
                                                   ------------    ------------
      TOTAL SHAREHOLDERS' EQUITY                   $ 20,713,926    $ 19,008,041
                                                   ------------    ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $277,576,442    $258,953,422
                                                   ============    ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                         SEPTEMBER 30,              SEPTEMBER 30,
                                                    -----------------------   ------------------------
                                                       2006         2005          2006         2005
                                                    ----------   ----------   -----------   ----------
INTEREST INCOME
   Interest and fees on loans                       $3,471,261   $2,898,827   $ 9,829,831   $8,094,536
   Interest and dividends on securities
      U.S. Government agencies and corporations        427,750      359,207     1,202,931    1,106,544
      Mortgage backed securities                       123,720       87,851       330,416      262,412
      State and political subdivisions                 102,477      100,868       303,348      318,321
      Other                                             27,507        6,176        70,740       25,608
   Interest on federal funds sold                          311        1,323         1,065        1,965
                                                    ----------   ----------   -----------   ----------
                                                    $4,153,026   $3,454,252   $11,738,331   $9,809,386
                                                    ----------   ----------   -----------   ----------
INTEREST EXPENSE
   Interest on interest bearing demand,
      savings and time deposits                     $1,401,742   $  910,214   $ 3,777,262   $2,514,430
   Interest on FHLB borrowings                         324,246       94,032       692,812      186,004
                                                    ----------   ----------   -----------   ----------
                                                    $1,725,988   $1,004,246   $ 4,470,074   $2,700,434
                                                    ----------   ----------   -----------   ----------
         NET INTEREST INCOME                        $2,427,038   $2,450,006   $ 7,268,257   $7,108,952
PROVISION FOR LOAN LOSSES                               44,500       72,000       231,000      280,000
                                                    ----------   ----------   -----------   ----------
         NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES               $2,382,538   $2,378,006   $ 7,037,257   $6,828,952
                                                    ----------   ----------   -----------   ----------
NONINTEREST INCOME
   Service charges on deposit accounts              $  317,854   $  325,592   $   928,466   $  894,980
   Other service charges, commissions and fees         168,548      149,318       488,040      415,418
   Insurance commissions                                    --       35,986            --      114,027
   Other operating income                               14,710       13,285        49,003       47,109
   Income from title company                             4,889        7,041        15,929       22,278
                                                    ----------   ----------   -----------   ----------
                                                    $  506,001   $  531,222   $ 1,481,438   $1,493,812
                                                    ----------   ----------   -----------   ----------
NONINTEREST EXPENSES
   Salaries                                         $  754,698   $  784,523   $ 2,261,904   $2,256,248
   Employee benefits                                   305,337      273,119       943,177      807,287
   Occupancy of premises                               126,756      118,338       373,244      318,755
   Furniture and equipment expense                     199,401      235,326       614,088      665,481
   Other operating expenses                            486,636      480,921     1,517,506    1,541,202
   Net (gain) loss on sale of securities                    --       (2,948)       40,741       (2,374)
   Net loss on disposal of premises and equipment           --           --        19,756           --
                                                    ----------   ----------   -----------   ----------
                                                    $1,872,828   $1,889,279   $ 5,770,416   $5,586,599
                                                    ----------   ----------   -----------   ----------
         INCOME FROM CONTINUING OPERATIONS
            BEFORE INCOME TAXES                     $1,015,711   $1,019,949   $ 2,748,279   $2,736,165
PROVISION FOR INCOME TAXES                             386,187      314,452       941,008      903,087
                                                    ----------   ----------   -----------   ----------
         INCOME FROM CONTINUING OPERATIONS          $  629,524   $  705,497   $ 1,807,271   $1,833,078
                                                    ----------   ----------   -----------   ----------
            DISCONTINUED OPERATIONS
         NET RESULTS FROM DISCONTINUED OPERATIONS
            OF CNB INSURANCE SERVICES, INC
            BEFORE INCOME TAXES                     $      (58)  $       --   $   123,805   $       --
PROVISION FOR INCOME TAXES                          $       --   $       --   $    43,497   $       --
                                                    ----------   ----------   -----------   ----------
         NET RESULTS ON DISCOUNTINUED OPERATIONS    $      (58)  $       --   $    80,308   $       --
                                                    ----------   ----------   -----------   ----------
         NET INCOME                                 $  629,466   $  705,497   $ 1,887,579   $1,833,078
                                                    ==========   ==========   ===========   ==========
BASIC EARNINGS PER SHARE                            $     1.37   $     1.54   $      4.12   $     4.00
                                                    ==========   ==========   ===========   ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                 ACCUMULATED
                                                                                   OTHER           TOTAL
                                          COMMON      CAPITAL      RETAINED    COMPREHENSIVE   SHAREHOLDERS'
                                           STOCK      SURPLUS      EARNINGS        INCOME          EQUITY
                                         --------   ----------   -----------   -------------   -------------
BALANCE, JANUARY 1, 2005                 $458,048   $3,863,592   $14,172,144    $  (345,044)    $18,148,740
                                                                                                -----------
Comprehensive income:
   Net income for nine months
      ended September 30, 2005                 --           --     1,833,078             --       1,833,078
   Change in unrealized gains (losses)
      on securities available for
      sale (net of tax of $204,714)            --           --            --       (334,009)       (334,009)
                                                                                                -----------
Total Comprehensive Income                                                                        1,499,069
                                                                                                -----------
Cash dividends ($0.42 per share)               --           --      (192,380)            --        (192,380)
                                         --------   ----------   -----------    -----------     -----------
BALANCE, SEPTEMBER 30, 2005              $458,048   $3,863,592   $15,812,842    $  (679,053)    $19,455,429
                                         ========   ==========   ===========    ===========     ===========
BALANCE, JANUARY 1, 2006                 $458,048   $4,163,592   $15,658,134    $(1,271,733)    $19,008,041
                                                                                                -----------
Comprehensive income:
   Net income for nine months
      ended September 30, 2006                 --           --     1,887,579             --       1,887,579
   Change in unrealized gains (losses)
      on securities available for
      sale (net of tax of $14,972)             --           --            --         24,427          24,427
                                                                                                -----------
Total Comprehensive Income                                                                        1,912,006
                                                                                                -----------
Cash dividends ($.45 per share)                --           --      (206,121)            --        (206,121)
                                         --------   ----------   -----------    -----------     -----------
BALANCE, SEPTEMBER 30, 2006              $458,048   $4,163,592   $17,339,592    $(1,247,306)    $20,713,926
                                         ========   ==========   ===========    ===========     ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                     ---------------------------
                                                                         2006           2005
                                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $  1,887,579   $  1,833,078
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                          543,420        621,840
   Provision for loan losses                                              231,000        280,000
   Deferred income taxes                                                  (92,478)       (52,619)
   Net (gain) loss on sale of securities                                   40,741         (2,374)
   Net loss on disposal of premises and equipment                          19,756             --
   (Increase) in accrued interest receivable                             (112,749)       (51,239)
   (Increase) decrease in other assets                                    (37,831)       500,202
   Gain on sale of CNB Insurance Services, Inc                           (143,913)            --
   Increase in accrued interest payable                                   324,305         32,117
   (Increase) in cash surrender value on life insurance in excess
      of premiums paid                                                    (53,897)       (50,940)
   Increase in accrued expenses and other liabilities                      87,474         99,678
   Amortization of deferred loan (fees) cost                               48,329         38,441
   Amortization (accretion) of premium and discount on investments         16,032         49,959
                                                                     ------------   ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                      $  2,757,768   $  3,298,143
                                                                     ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) in loans                                           $(17,628,153)  $(22,444,273)
   Proceeds from sales of securities                                    3,133,464     34,548,940
   Proceeds from maturities, repayments and calls of securities         1,662,261      2,304,079
   Purchases of securities                                             (8,096,914)   (27,248,117)
   Purchases of Federal Home Loan Bank stock                           (5,662,000)    (4,811,500)
   Purchases of Federal Reserve Bank stock                                     --         (9,000)
   Redemptions of Federal Home Loan Bank stock                          5,183,400      4,603,200
   Purchases of premises and equipment                                   (191,651)      (994,858)
   Proceeds from sale of CNB Insurance Services Inc                       153,332             --
   Net (increase) decrease in federal funds sold                           (8,000)        85,000
   Premiums paid on life insurance                                        (58,822)       (58,822)
                                                                     ------------   ------------
      NET CASH (USED IN) INVESTING ACTIVITIES                        $(21,513,083)  $(14,025,351)
                                                                     ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in demand and savings deposits            $ (5,980,954)  $ 17,350,992
   Net increase (decrease) in time deposits                            15,166,310     (1,394,149)
   Net increase in securities sold under repurchase agreement                  --          7,655
   Net increase (decrease) in FHLB borrowings                           7,320,000     (5,100,000)
   Cash dividends paid                                                   (206,121)      (192,380)
                                                                     ------------   ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                      $ 16,299,235   $ 10,672,118
                                                                     ------------   ------------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           $ (2,456,080)  $    (55,090)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         10,085,252     10,047,939
                                                                     ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  7,629,172   $  9,992,849
                                                                     ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period:
         Interest                                                    $  4,145,769   $  2,668,317
         Income taxes                                                $  1,051,000   $    966,500

The Notes to Consolidated Financial Statements are an integral part of these statements.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Basis of Presentation and Contingencies

          In the opinion of CNB Financial Services, Inc. ("CNB" or the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB financial condition as of September 30, 2006 and the results of operations for the three and nine months ended September 30, 2006 and 2005, changes in shareholders' equity and cash flows for the nine months ended September 30, 2006 and 2005.

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

Note 2. Securities

          The amortized cost and estimated market value of debt securities at September 30, 2006 and December 31, 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

          Securities are summarized as follows:

                                                        SEPTEMBER 30, 2006                    WEIGHTED
                                       ---------------------------------------------------     AVERAGE
                                                        GROSS        GROSS      ESTIMATED       TAX
                                        AMORTIZED    UNREALIZED   UNREALIZED       FAIR      EQUIVALENT
                                           COST         GAINS       LOSSES        VALUE         YIELD
                                       -----------   ----------   ----------   -----------   ----------
Available for sale:
   U.S. Government agencies
      and corporations
      Within one year                  $   509,777     $    --    $       34   $   509,743      5.20%
      After 1 but within 5 years        27,067,541      11,528       702,784    26,376,285      4.29
      After 5 but within 10 years       10,005,572      24,396       106,677     9,923,291      5.15
                                       -----------     -------    ----------   -----------
                                       $37,582,890     $35,924    $  809,495   $36,809,319      4.53%
                                       -----------     -------    ----------   -----------
   States and political subdivisions
      Within one year                  $   609,888     $    --    $    4,959   $   604,929      2.84%
      After 1 but within 5 years         2,102,862       3,115        44,984     2,060,993      3.18
      After 5 but within 10 years        9,328,775      13,454       197,777     9,144,452      3.52
                                       -----------     -------    ----------   -----------
                                       $12,041,525     $16,569    $  247,720   $11,810,374      3.43%
                                       -----------     -------    ----------   -----------
   Mortgage backed securities          $10,033,251     $23,491    $  198,404   $ 9,858,338      5.03%
                                       -----------     -------    ----------   -----------
Total securities available for sale    $59,657,666     $75,984    $1,255,619   $58,478,031      4.37%
                                       ===========     =======    ==========   ===========
Restricted:
   Federal Reserve Bank stock          $   138,650     $    --    $       --   $   138,650      6.00%
   Federal Home Loan Bank stock          2,148,500          --            --     2,148,500      5.25
                                       -----------     -------    ----------   -----------
Total restricted investments           $ 2,287,150     $    --    $       --   $ 2,287,150      5.30%
                                       ===========     =======    ==========   ===========

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
                                       ===========     ======     ==========   ===========

          The fair value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $40,550,856 at September 30, 2006 and $40,610,746 at December 31, 2005.

          Proceeds from sales of securities available for sale (excluding maturities and calls) during the nine months ended September 30, 2006 and the year ended December 31, 2005 were $3,133,464 and $37,026,097, respectively. Gross gains (losses) of $437 and $(41,178) during the nine months ended September 30, 2006 on respective sales and calls of securities and $145,013 and $(161,178) for the year ended December 31, 2005 were realized on the respective sales.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2. Securities (continued)

          The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006 and December 31, 2005.

          Securities are summarized as follows:

                                                                 SEPTEMBER 30, 2006
                                   ------------------------------------------------------------------------------
                                      LESS THAN 12 MONTHS         12 MONTHS OR MORE                TOTAL
                                   ------------------------   ------------------------   ------------------------
                                       FAIR      UNREALIZED       FAIR      UNREALIZED       FAIR      UNREALIZED
DESCRIPTION OF SECURITIES             VALUE        LOSSES        VALUE        LOSSES        VALUE        LOSSES
-------------------------          -----------   ----------   -----------   ----------   -----------   ----------
U.S. government agencies
   and corporations                $ 8,044,134     $20,509    $28,765,184   $  788,986   $36,809,318   $  809,495
State and political subdivisions     2,007,897      14,603      9,669,362      233,117    11,677,259      247,720
Mortgage backed securities           3,751,002       7,436      6,107,336      190,968     9,858,338      198,404
                                   -----------     -------    -----------   ----------   -----------   ----------
Total temporarily impaired
   securities                      $13,803,033     $42,548    $44,541,882   $1,213,071   $58,344,915   $1,255,619
                                   ===========     =======    ===========   ==========   ===========   ==========

                                                                 DECEMBER 31, 2005
                                   -----------------------------------------------------------------------------
                                     LESS THAN 12 MONTHS         12 MONTHS OR MORE                TOTAL
                                   -----------------------   ------------------------   ------------------------
                                      FAIR      UNREALIZED       FAIR      UNREALIZED       FAIR      UNREALIZED
DESCRIPTION OF SECURITIES             VALUE       LOSSES        VALUE        LOSSES        VALUE        LOSSES
-------------------------          ----------   ----------   -----------   ----------   -----------   ----------
U.S. Government agencies
   and corporations                $3,935,019     $20,509    $28,765,185   $  788,986   $32,700,204   $  809,495
State and political subdivisions    1,361,709      14,603      9,669,362      233,117    11,031,071      247,720
Mortgage backed securities          1,352,083       7,436      6,107,336      190,968     7,459,419      198,404
                                   ----------     -------    -----------   ----------   -----------   ----------
Total temporarily impaired
   securities                      $6,648,811     $42,548    $44,541,883   $1,213,071   $51,190,694   $1,255,619
                                   ==========     =======    ===========   ==========   ===========   ==========

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3. Loans and Leases Receivable

          Major classifications of loans at September 30, 2006 and December 31, 2005, were as follows:

                                 SEPTEMBER 30,   DECEMBER 31,
                                      2006           2005
                                 -------------   ------------
Loans:
   Real estate                   $140,139,901    $125,722,303
   Commercial real estate          33,131,484      29,492,744
   Consumer                        16,153,369      16,801,986
   Commercial                       9,727,236       9,314,491
   Overdrafts                          78,913         356,329
                                 ------------    ------------
                                 $199,230,903    $181,687,853

Leases:                               127,989         144,869
                                 ------------    ------------
                                 $199,358,892    $181,832,722
Net deferred loan fees, costs,
   premiums and discounts             345,756         396,798
Allowance for loan losses          (2,148,434)     (2,022,130)
                                 ------------    ------------
                                 $197,556,214    $180,207,390
                                 ============    ============

          An analysis of the allowance for possible loan losses is as follows:

                               SEPTEMBER 30,
                          -----------------------   DECEMBER 31,
                             2006         2005          2005
                          ----------   ----------   ------------
Balance, Beginning        $2,022,130   $1,807,449    $1,807,449
   Provision charged to
      operations             231,000      280,000       352,000
   Recoveries                107,708      139,738       168,413
   Loans charged off        (212,404)    (229,402)     (305,732)
                          ----------   ----------    ----------
Balance, Ending           $2,148,434   $1,997,785    $2,022,130
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

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3. Loans and Leases Receivable (continued)

                                     SEPTEMBER 30,
                                  -------------------   DECEMBER 31,
                                    2006       2005         2005
                                  --------   --------   ------------
Nonaccrual loans                  $423,733   $298,385     $789,684
Loans past due 90 days or
   more still accruing interest         --         --           --
                                  --------   --------     --------
   Total                          $423,733   $298,385     $789,684
                                  ========   ========     ========

Note 4. Time Deposits

          At September 30, 2006, the scheduled maturities of time deposits are as follows:

                            TIME DEPOSITS       ALL TIME
                          $100,000 AND OVER     DEPOSITS
                          -----------------   ------------
Within 3 months              $ 1,180,953      $  5,120,385
3 months thru 6 months         1,879,624         4,844,370
6 months thru 12 months        6,329,320        17,855,807
Over 12 months                25,859,841        76,720,594
                             -----------      ------------
                             $35,249,738      $104,541,156
                             ===========      ============

Note 5. Federal Home Loan Bank Borrowings

                                        SEPTEMBER 30,
                                  ------------------------   DECEMBER 31,
                                      2006         2005          2005
                                  -----------   ----------   ------------
Federal Home Loan Bank advances   $25,120,000   $3,500,000    $17,800,000

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

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 6. Pension Plan (continued)

          The components of net periodic plan cost charged to operations are as follows:

                                          SEPTEMBER 30,
                                      ---------------------
                                         2006        2005
                                      ---------   ---------
Service cost                          $ 174,294   $ 121,551
Interest cost                           186,354     167,167
Expected return on plan assets         (186,315)   (172,962)
Amortization of prior service costs       9,258       6,162
Recognized net actuarial loss            60,825      28,101
                                      ---------   ---------
   Net periodic plan cost             $ 244,416   $ 150,019
                                      =========   =========

          Employer contributions paid during the nine month periods ending September 30, 2006 and 2005 were $242,787 and $175,491, respectively.

Note 7. Supplemental Retirement Plan

          On January 2, 2004, the Bank entered into a nonqualified supplemental retirement benefit agreement with the President which when fully vested would pay the President or his beneficiary an amount of $30,000 per year for 10 years beginning June 11, 2011, if he retires on or after May 29, 2011. Termination of employment prior to that date other than by reasons of death or disability will result in a reduced benefit. The expense for the nine months ended September 30, 2006 and 2005 was $24,481, respectively.

Note 8. New Branch

          On December 15, 2003, the Bank purchased a parcel of land in Falling Waters, Berkeley County, West Virginia for $503,261 to construct a new branch facility. Construction on the new facility began August 2004 and was completed in April 2005.

Note 9. Supplemental Health Insurance Plan

          Effective January 1, 2005, the Bank changed its health insurance program to a high deductible plan and concurrently established health reimbursement accounts for each employee in the plan. The Bank has committed for 2006 to fund $750 for each participant. The expense incurred for the health reimbursement accounts for the nine months ended September 30, 2006 and 2005 was $47,873 and $43,624, respectively.

Note 10. Discontinued Operations

          On April 27, 2006, CNB Insurance Services, Inc., a wholly-owned subsidiary of Citizens National Bank of Berkeley Springs, West Virginia, which is a wholly-owned subsidiary of CNB Financial Services, Inc., entered into an agreement with Maiden Financial Inc. Under the terms of the agreement, CNB Insurance Services, Inc. sold to Maiden Financial Inc. certain assets constituting CNB Insurance Services, Inc.'s insurance business for a purchase price of $153,332 on June 1, 2006 resulting in a gain on sale of $143,913.

          The following table summarizes the net results of the discontinued operations of CNB Insurance Services, Inc.:

                                                Quarter ended   Quarter ended      Quarter ended      Nine months ended
                                               March 31, 2006   June 30, 2006   September 30, 2006   September 30, 2006
                                               --------------   -------------   ------------------   ------------------
Net income (loss) from operations of CNB
   Insurance Services, Inc.                        $2,354         $(22,404)            $(58)              $(20,108)
Gain on sale of CNB Insurance Services, Inc.           --          143,913               --                143,913
                                                   ------         --------             ----               --------
Net Income before taxes                            $2,354         $121,509             $(58)              $123,805
Taxes                                                 902           42,595               --                 43,497
                                                   ------         --------             ----               --------
Net income                                         $1,452         $ 78,914             $(58)              $ 80,308
                                                   ======         ========             ====               ========

          For the three and nine month periods ended September 30, 2005, CNB Insurance Services, Inc. had net income of $1,439 and $10,264 respectively, which was reported in continuing operations.

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

          The Bank was organized on June 20, 1934, and has operated in Berkeley Springs in Morgan County, West Virginia, as a national banking association continuously until October 16, 2006 at which time the bank converted to a state charter. On May 19, 2006, the Board of Directors of CNB voted unanimously to convert to a state chartered bank. The application has been filed and accepted with the West Virginia Board of Banking and Financial Institutions to convert from a national charter to a state charter under the title of CNB Bank, Inc.

          The Bank is a full-service commercial bank conducting general banking and trust activities through six full-service offices and six automated teller machines located in Morgan and Berkeley Counties, West Virginia and Washington County, Maryland. The Bank purchased a parcel of land in Falling Waters, Berkeley County, West Virginia on December 15, 2003 for $503,261 to construct a new branch facility. Construction on the new branch facility began in August 2004 and was completed in April 2005. On April 27, 2005, the bank's sixth full service and ATM opened in Berkeley County, West Virginia.

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

          The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three and nine months ended September 30, 2006 and 2005. This discussion may include forward-looking statements based upon management's expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion and have based all average balances on daily averages.

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

     EARNINGS SUMMARY

          Net income for the three months ended September 30, 2006 was $629,000 or $1.37 per share compared to $705,000 or $1.54 per share for the same period in 2005. Annualized return on average assets and average equity were .9% and 12.8% respectively, for the three months ended September 30, 2006, compared with 1.1% and 14.6%, respectively, for the three months ended September 30, 2005.

          Net income for the nine months ended September 30, 2006 was $1.9 million or $4.12 per share compared to $1.8 million or $4.00 per share for the same period in 2005. Annualized return on average assets and average equity were .9% and 12.9% respectively, for the nine months ended September 30, 2006, compared with 1.0% and 13.1% respectively, for the nine months ended September 30, 2005.

          Earnings projections for the remainder of 2006 are expected to be consistent with 2005 earnings. Compared to previous years, we do not expect earnings to grow at the same rate due to the increased interest costs paid by the Bank on its growing deposit base and the slowing of the real estate market caused by the higher interest costs for consumers resulting in a lower net interest margin for the Bank.

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

          Net interest income for the three months ended September 30, 2006 decreased by $23,000 or .9% over the same period in 2005. Interest income for the three months ended September 30, 2006 increased by $699,000 or 20.2% compared to the same period in 2005, while interest expense increased by $722,000 or 71.9% during the three months ended September 30, 2006, as compared to the same period in the prior year.

          Net interest income for the nine months ended September 30, 2006 increased by $159,000 or 2.2% over the same period in 2005. Interest income for the nine months ended September 30, 2006 increased by $1.9 million or 19.7% compared to the same period in 2005, while interest expense increased by $1.8 million or 65.5% during the nine months ended September 30, 2006, as compared to the same period in the prior year.

          The slight decrease in net interest income for the three month period is attributable to a higher average balance of interest bearing liabilities including FHLB borrowings and an increase in the total interest expense paid on those interest bearing liabilities offset by an increase in average net interest earning assets and an increase in the rates earned thereon. The increase in net interest income for the nine month period is attributable to a higher level of average net interest earning assets during the period and an increase in the rates earned on those assets offset by an increase in average interest bearing liabilities and an increase in the rates paid on those liabilities. The Bank continues to experience an increase in the average balance of higher yielding loans. The increase in the rates earned on interest earning assets is due to the current rising rate environment. The Bank has continued to experience steady deposit growth. For the three month period, the average balance of interest bearing liabilities, including borrowings increased along with the total interest expense paid on those interest bearing liabilities, in all categories except for savings deposits and NOW accounts. For the nine month period, the average balance of interest bearing liabilities, including borrowings increased along with the total interest expense paid on those interest bearing liabilities, in all categories except for savings deposits. The Bank's higher loan demand and steady deposit growth has resulted in an increased loan to deposit ratio.

          During the third quarter of 2006 compared to the same period in 2005, average net interest earning assets increased $27.0 million or 11.7% whereas average net interest bearing liabilities increased $24.3 million or 13.1%, of which $14.1 million or 7.6% was related directly to increased borrowings, resulting in decreased net interest income. CNB experienced a 46 basis point decrease in the ratio of net interest income to average interest earning assets. The 113 basis point increase in rates paid on average interest bearing liabilities which is greatly impacted by the increased rate paid on borrowings offset by a 49 basis point increase in rates earned on average interest earning assets contributed to the decrease in the net interest margin.

          During the first nine months of 2006 compared to the same period in 2005, average net interest earning assets increased $26.4 million or 11.9% and average net interest bearing liabilities increased $21.4 million or 11.9% resulting in increased net interest income. CNB experienced a 34 basis point decrease in the ratio of net interest income to average interest earning assets. The 96 basis point increase in rates paid on average interest bearing liabilities offset by a 44 basis point increase in rates earned on average interest earning assets contributed to the decrease in the net interest margin.

          See Table 1 and Table 2 -- Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential.

          The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities.

     TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                      SEPTEMBER 30, 2006              SEPTEMBER 30, 2005
                                                -----------------------------   -----------------------------
                                                   QTR                             QTR
                                                 AVERAGE      QTR      YIELD/    AVERAGE      QTR      YIELD/
                                                 BALANCE   INTEREST   RATE(4)    BALANCE   INTEREST   RATE(4)
                                                --------   --------   -------   --------   --------   -------
                                                                  (IN THOUSANDS OF DOLLARS)
Interest earning assets:
   Federal funds sold                           $     24    $   --     5.15%    $    102    $    1     3.28%
   Securities:
      Taxable                                     47,866       583     4.87       42,367       457     4.31
      Tax-exempt (1)                              11,347        99     5.29       11,600        97     5.07
   Loans (net of unearned interest)(2)(5)(6)     197,777     3,403     6.88      175,974     2,823     6.42
                                                --------    ------     ----     --------    ------     ----
         Total interest earning assets (1)      $257,014    $4,085     6.36%    $230,043    $3,378     5.87%
                                                --------    ------     ----     --------    ------     ----
Nonearning assets:
   Cash and due from banks                      $  9,711                        $  9,719
   Bank premises and equipment, net                6,422                           6,639
   Other assets                                    5,618                           4,324
   Allowance for loan losses                      (2,160)                         (1,993)
                                                --------                        --------
         Total assets                           $276,605                        $248,732
                                                ========                        ========
Interest bearing liabilities:
   Savings deposits                             $ 30,689    $   39     0.51%    $ 32,497    $   41     0.50%
   Time deposits                                 101,321     1,016     4.01       87,919       615     2.80
   NOW accounts                                   42,300       307     2.90       43,875       230     2.10
   Money market accounts                          10,647        40     1.50       10,413        24     0.92
   Borrowings                                     24,449       324     5.30       10,380        94     3.62
                                                --------    ------     ----     --------    ------     ----
         Total interest bearing liabilities     $209,406    $1,726     3.30%    $185,084    $1,004     2.17%
                                                --------    ------     ----     --------    ------     ----
Noninterest bearing liabilities:
   Demand deposits                              $ 44,270                        $ 41,845
   Other liabilities                               3,259                           2,460
   Shareholders' equity                           19,670                          19,343
                                                --------                        --------
         Total liabilities and
            shareholders' equity                $276,605                        $248,732
                                                ========                        ========
                                                            ------                          ------
Net interest income (1)                                     $2,359                          $2,374
                                                            ======                          ======
Net interest spread (3)                                                3.06%                           3.70%
                                                                       ====                            ====
Net interest income to average
   interest earning assets (1)                                         3.67%                           4.13%
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

(5) Interest income on loans excludes fees of $68,000 in 2006 and $76,000 in 2005.

(6) Interest income on loans includes fees of $32,712 in 2006 and $17,675 in 2005 from the Business Manager Program, student loans and lease receivables.

     TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                      SEPTEMBER 30, 2006              SEPTEMBER 30, 2005
                                                -----------------------------   -----------------------------
                                                   YTD                             YTD
                                                 AVERAGE      YTD      YIELD/    AVERAGE      YTD      YIELD/
                                                 BALANCE   INTEREST   RATE(4)    BALANCE   INTEREST   RATE(4)
                                                --------   --------   -------   --------   --------   -------
                                                                  (IN THOUSANDS OF DOLLARS)
Interest earning assets:
   Federal funds sold                           $     30    $     1    4.77%    $    146    $    2     2.79%
   Securities:
      Taxable                                     45,397      1,614    4.74       42,954     1,398     4.34
      Tax-exempt (1)                              11,313        293    5.23       12,347       314     5.14
   Loans (net of unearned interest)(2)(5)(6)     191,797      9,624    6.69      166,707     7,874     6.30
                                                --------    -------    ----     --------    ------     ----
         Total interest earning assets (1)      $248,537    $11,532    6.19%    $222,154    $9,588     5.75%
                                                --------    -------    ----     --------    ------     ----
Nonearning assets:
   Cash and due from banks                      $  9,658                        $  9,305
   Bank premises and equipment, net                6,496                           6,395
   Other assets                                    5,203                           4,254
   Allowance for loan losses                      (2,129)                         (1,933)
                                                --------                        --------
         Total assets                           $267,765                        $240,175
                                                ========                        ========
Interest bearing liabilities:
   Savings deposits                             $ 31,373    $   117    0.50%    $ 32,252    $  120     0.50%
   Time deposits                                  97,232      2,639    3.62       87,371     1,721     2.63
   NOW accounts                                   43,353        914    2.81       41,890       606     1.93
   Money market accounts                          10,520        107    1.36       10,203        67     0.88
   Borrowings                                     18,371        693    5.03        7,769       186     3.19
                                                --------    -------    ----     --------    ------     ----
         Total interest bearing liabilities     $200,849    $ 4,470    2.97%    $179,485    $2,700     2.01%
                                                --------    -------    ----     --------    ------     ----
Noninterest bearing liabilities:
   Demand deposits                              $ 44,263                        $ 39,641
   Other liabilities                               3,133                           2,323
   Shareholders' equity                           19,520                          18,726
                                                --------                        --------
         Total liabilities and
            shareholders' equity                $267,765                        $240,175
                                                ========                        ========
                                                            -------                         ------
Net interest income (1)                                     $ 7,062                         $6,888
                                                            =======                         ======
Net interest spread (3)                                                3.22%                           3.75%
                                                                       ====                            ====
Net interest income to average
   interest earning assets (1)                                         3.79%                           4.13%
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

(5) Interest income on loans excludes fees of $206,000 in 2006 and $221,000 in 2005.

(6) Interest income on loans includes fees of $75,962 in 2006 and $49,551 in 2005 from the Business Manager Program, student loans and lease receivables.

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

     The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended September 30, 2006 and September 30, 2005 amounted to $44,500 and $72,000, respectively. The provision for loan losses for the nine months ended September 30, 2006, and September 30, 2005, amounted to $231,000 and $280,000, respectively. Although non performing loans have increased from the same period in 2005, loan quality remains stable. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require an adjustment to the reserves as a result of their examination of the bank. See "Nonperforming Assets and Allowance for Loan Losses" for further discussion.

NONINTEREST INCOME

     Noninterest income for the three months ended September 30, 2006 decreased $25,000 or 4.8% to $506,000 from $531,000 in the third quarter of 2006.
Noninterest income for the nine months ended September 30, 2006 decreased $12,000 or .8% to $1.5 million. The decrease in noninterest income for the three months ended September 30, 2006 is a direct result of reporting income for CNB Insurance Services, Inc in discontinued operations for 2006 offset by increases in debit card fees and trust fee income. The increase in noninterest income for the nine months ended September 30, 2006 is attributable to an increase in Bounce Protection fees, ATM and debit card fees and trust fee income offset by a decrease in income from the title insurance company and the decrease in income from discontinued operations of CNB Insurance Services, Inc. The decrease in income from the title insurance company is a direct result of a decrease in the number of policies written during the period. The increase in fees related to the Bounce Protection, ATM and debit cards have a direct correlation to the increased deposit base of the bank. Trust fees increased due to the assets under management increasing 14% over the same period last year.

NONINTEREST EXPENSES

     Noninterest expenses for the three months ended September 30, 2006, decreased $16,000 or 0.9% and for the nine months ended September 30, 2006, increased $184,000 or 3.3%. The expenses related to the discontinued operations of CNB Insurance Services, Inc have a positive impact on the noninterest expenses for the three and nine month periods ending September 30, 2006. The following details explain the increases to noninterest expenses. Salaries increased due to normal merit increases and a full nine months expense of salaries for the new Spring Mills branch employees in 2006. Additionally in late January 2006, the Bank increased all hourly salaries to become more in line with the area competition. Employee benefits increased due to an increase in pension expense, an increase in health insurance costs and increased salaries. Although the bank changed its health insurance program, effective January 1, 2005, to a high deductible plan with reduced per employee premiums, the insurance expense for the first nine months of 2006 showed an increase over the same period last year due to the increased number of employees who were eligible and elected to be in the plan.

     Concurrent with the creation of the high deductible insurance plan, the Bank established a vested health contribution plan which enables the Bank to contribute to health reimbursement accounts for each employee in the plan. Occupancy expense increased due to the cost of needed building repairs at a few of the branch buildings along with the added costs of depreciation and building supplies for an additional branch facility in Spring Mills, West Virginia. Furniture and equipment expense showed a decrease for the three and nine months ended September 30, 2006 as compared to the same periods last year. This decrease was due to a reduction in software amortization expense due to items related to the computer conversion in 2003 being fully amortized in February 2006 offset by the additional depreciation for equipment and software purchased for the new branch facility in Spring Mills and the increased cost and number of maintenance contracts the bank carries on its equipment.

     The slight increase in other operating expenses for the three months ended September 30, 2006, was due to increases in stationary, supplies and printing, board fees and outside service fees. Stationary, supplies and printing increased due to the printing expenses related to the bank's charter change from a national bank to a state bank. Board fees payable to directors increased in April 2006. Outside service fees appear higher in 2006 due to the reversal in the third quarter of 2005 of expenses related to complying with Sarbanes-Oxley Act of 2002 that were accrued during the first half of 2005. These increases were offset by decreases in postage, data processing, master money expense, teller shortages and miscellaneous NSF and other check losses. Postage decreased due to the bank's implementation of a new postage system. Data processing expense decreased due to fewer supplies ordered during the time frame. Master money expense decreased due to the bank converting to a new system for processing during the second quarter of 2006. Teller shortages decreased due to the bank robbery in 2005. Miscellaneous NSF and other check losses decreased due to the bank experienced a larger than normal volume of fraudulent checks in 2005.

     The decrease in other operating expenses for the nine months ended September 30, 2006 was due to decreases in stationary, supplies and printing, postage, data processing expense, master money expense, outside service fees, teller shortages and miscellaneous NSF and other check losses offset by increases in advertising expense, ATM expense, board fees and legal fees. During the first quarter of 2006, the bank increased its newspaper and radio exposure showcasing the Bank's deposit products. This exposure was significantly reduced during the second and third quarters of 2006. The ATM expense increase was during the first quarter and was a direct result of the one time conversion costs for the new system. An additional factor contributing to the increase in noninterest expenses was an increase to loss on sale of securities and a loss on disposal of premises and equipment totaling $60,000.

INCOME TAXES

     The Bank's provision for income taxes increased $72,000 or 22.8% to $386,000 for the three months ended September 30, 2006 and increased $38,000 or 4.2% to $941,000 for the nine months ended September 30, 2006. The effective tax rates for the third quarter of 2006 and 2005 were 38.0% and 30.8%, respectively and for the first nine months of 2006 and 2005 were 34.2% and 33.0%, respectively. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities and certain non deductible expenses.

FINANCIAL CONDITION

     The Bank's total assets as of September 30, 2006 increased $18.6 million or 7.2% to $277.6 million from December 31, 2005 due primarily to a $17.3 million increase in loans, $3.3 million increase in investment securities offset by a $2.5 million decrease in cash and due from banks. The Bank's total liabilities increased $16.9 million or 7.1% to $256.9 million from December 31, 2005 due to a $9.2 million increase in deposits and a $7.3 million increase in borrowings. Shareholders' equity increased $1.7 million to $20.7 million at September 30, 2006, due to net income of $1.9 million offset by the semi-annual cash dividend of $206,000 and a $24,000 increase in accumulated other comprehensive income. The $24,000 increase in accumulated other comprehensive income is a direct result of the increase in market value of available for sale securities. The components of accumulated other comprehensive income at September 30, 2006 and December 31, 2005, were unrealized gains and losses on available for sale securities, net of deferred income taxes and minimum pension liability adjustment, net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results unless the securities are actually sold.

LOAN PORTFOLIO

     At September 30, 2006, total loans increased $17.3 million or 9.6% to $197.6 million from $180.2 million at December 31, 2005. Lending officers continue to be proactive in their calling effort in the bank's lending area. The Bank's lending area continues to see price appreciation of real property contributing to the increased mortgage loan outstandings. Interest rates have steadied, mortgage rates have actually decreased and the population in the Bank's lending area continues to increase all leading to the Bank's increase in loan volume.

NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

     Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, restructured loans and other real estate owned. The following table summarized the Bank's nonperforming assets as of the periods shown:

                                           SEPTEMBER 30,
                                        -------------------   DECEMBER 31,
                                          2006       2005         2005
                                        --------   --------   ------------
Nonaccrual loans                        $423,733   $298,385     $789,684
Loans past due 90 days or more
   still accruing interest                    --         --           --
                                        --------   --------     --------
Total nonperforming loans               $423,733   $298,385     $789,684
                                        --------   --------     --------
Other real estate owned                 $     --   $     --     $     --
                                        --------   --------     --------
Total nonperforming assets              $423,733   $298,385     $789,684
                                        ========   ========     ========
Nonperforming loans/Total loans             0.21%      0.17%        0.44%
Nonperforming assets/Total assets           0.15%      0.12%        0.31%
Allowance for loan losses/Total loans       1.09%      1.13%        1.12%

     As of September 30, 2006, the Bank has no loans which management considers to be impaired. Management is aware of nine borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $1.1 million. The loans are collateralized and management anticipates any additional potential loss would be minimal.

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

     The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. At September 30, 2006, the allowance for loan losses totaled $2.1 million compared to $2.0 million at December 31, 2005. The allowance for loan losses as a percentage of loans was 1.1% as of September 30, 2006 and December 31, 2005.

     An analysis of the allowance for loan losses is summarized below:

In thousands                 SEPTEMBER 30,            DECEMBER 31,
                                 2006                     2005
                        ----------------------   ----------------------
                                   PERCENT OF               PERCENT OF
                                 LOANS IN EACH            LOANS IN EACH
                                  CATEGORY TO              CATEGORY TO
                        AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS
                        ------   -------------   ------   -------------
Commercial, financial
   and agriculture      $1,220        22%        $1,056         21%
Real estate -
   residential mortgage    520        70            528         69
Installment and other      224         8            303         10
Unallocated                184       N/A            135        N/A
                        ------       ---         ------        ---
   Total                $2,148       100%        $2,022        100%
                        ======       ===         ======        ===

DEPOSITS

     The Bank's deposits increased $9.2 million or 4.2% during the nine months ended September 30, 2006. During the first quarter, the Bank offered an incentive program to all bank employees to generate deposits at all bank locations. This incentive program generated $6.2 million in new deposits for the Bank, of which approximately $4.0 million was in other time deposits and rate sensitive jumbo certificates of deposit. Another factor contributing to the increase in other time deposits and rate sensitive jumbo certificates of deposit are the competitive rates the Bank was offering on its certificates of deposit during the first nine months of 2006. In our Washington County, Maryland market area, there have been a number of bank mergers and CNB is benefiting from these mergers with the increased volume of new deposit accounts. The Bank's Washington County Maryland branch has grown $5.0 million in deposits since December 31, 2005. Offsetting these increases is a decrease in the bank's interest-bearing demand deposits which is a direct result of a $4.4 million decrease in two public fund deposit relationships which operate in the bank's market area.

CAPITAL RESOURCES

     Shareholders' equity increased $1.7 million or 9.0% during the first nine months of 2006 due to $1.9 million in net income offset by the semi-annual cash dividend of $206,000 and a $24,000 increase in accumulated other comprehensive income. The Bank is subject to regulations of the Office of the Comptroller of the Currency that impose certain minimum regulatory capital requirements. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was "well capitalized" at September 30, 2006. The following table summarizes, as of September 30, 2006, the Bank's capital ratios.

                           Components   Actual   Required
                           of Capital    Ratio     Ratio
                           ----------   ------   --------
Tier 1 Capital               $21,389      7.8%     4.0%
Total Risk Based Capital     $23,449     14.2%     8.0%

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

     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. CNB is currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on their consolidated financial position, results of operations and cash flows.

     On September 29, 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date -- the date at which the benefit obligation and plan assets is measured -- is required to be the company's fiscal year end. SFAS 158 is effective for publicly held companies for fiscal years ending after December 15, 2006. CNB is currently evaluating the potential impact, if any, of the adoption of FASB Statement 158 on their consolidated financial position, results of operations and cash flows.

     In July 2006, the FASB issued FAS Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. CNB will adopt FIN 48 for the year beginning January 1, 2007 and is evaluating the impact on its financial statements.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on CNB's financial statements.

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

     The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold which totaled $58.5 million, or 21.1% of total assets at September 30, 2006. In addition, liquidity may be generated through loan repayments and over $7.5 million of available borrowing arrangements with correspondent banks. At September 30, 2006, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $2.8 million of cash from operations in the first nine months of 2006, which compares to $3.3 million during the same time period in 2005. Additional cash of $16.3 million was generated through net financing activities through September 30, 2006, which compares to $10.7 million used in financing activities for the first nine months of 2005. These proceeds, along with proceeds from the sales and calls of investment securities, were used to fund loans and purchase securities during each year. Net cash used in investing activities totaled $21.5 million during the first nine months of 2006 compared to $14.0 million during the same time period in 2005. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

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

     In analyzing interest rate sensitivity for policy measurement, the Bank compares its forecasted earnings in both a "high rate" and "low rate" scenario to a base-line scenario. The Bank's base-line scenario is its estimated most likely path for future short-term interest rates over the next 12 months. The "high rate" and "low rate" scenarios assumes 100 and 200 basis point increases or decreases in the prime rate from the beginning point of the base-line scenario over the most current 12-month period. The Bank's policy limit for the maximum negative impact on earnings resulting from "high rate" or "low rate" scenarios is 10 percent. The policy measurement period is 12 months in length, beginning with the first month of the forecast.

     The Bank's base-line scenario holds the prime rate constant at 8.25 percent through September 2007. Based on the October 2006 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing or decreasing interest rate scenario.

CONTRACTUAL OBLIGATIONS

     There were no other material changes outside the normal course of business to the quantitative and qualitative disclosures about contractual obligations previously reported on Form 10-K for the year ended December 31, 2005. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Contractual Obligations" in the Form 10-K for December 31, 2005 for a detailed discussion.

ITEM 4. CONTROLS AND PROCEDURES

     The Company's chief executive officer and chief financial officer, based on their evaluation as of the end of the reporting period of this quarterly report of the Company's disclosure controls and procedures (as defined in Rule 13 (a) -- 14 (c) of the Securities Exchange Act of 1934), have concluded that the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13 (a) -- 14 (c) and timely, alerting them to material information relating to the Company required to be included in the Company's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

     There have been no changes in the Company's internal controls over financial reporting in the fiscal quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                      CNB Financial Services, Inc.
                                      (Registrant)


Date November 13, 2006                /s/ Thomas F. Rokisky, President/CEO
                                      ------------------------------------------


Date November 13, 2006                /s/ Rebecca S. Stotler, Vice President/CFO
                                      ------------------------------------------