Form 10-K
period 2006-12-31
CNB FINANCIAL SERVICES INC
filed 2007-03-30
CIK 1113336

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

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

        Securities to be registered under Section 12(g) of the Act: ____

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asking price of such common equity, as of the last business day at the registrant's most recently completed second fiscal quarter (June 30, 2006) was approximately $22.5 million. This amount was based on the last closing sale price of a share of common stock of $80.00 as of the same date.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 458,048 shares of common stock, par value $1 per share, as of March 26, 2007.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

Item 1.    Business......................................................     4
Item 1A.   Risk Factors..................................................     7
Item 2.    Properties....................................................     9
Item 3.    Legal Proceedings.............................................    10
Item 4.    Submission of Matters to a Vote of Security Holders...........    10

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities..........    11
Item 6.    Selected Financial Data.......................................    13
Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................    14
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk....    28
Item 8.    Financial Statements and Supplementary Data...................    29
Item 9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosures..................................    59
Item 9A.   Controls and Procedures.......................................    59
Item 9B.   Other Information.............................................    59

PART III

Item 10.   Directors and Executive Officers of the Registrant............    60
Item 11.   Executive Compensation........................................    62
Item 12.   Security Ownership of Certain Beneficial Owners and
              Management.................................................    66
Item 13.   Certain Relationships and Related Transactions................    67
Item 14.   Principal Accountant's Fees and Services......................    68

PART IV

Item 15.   Exhibits and Financial Statement Schedules....................    69

SIGNATURES...............................................................    70

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

ORGANIZATIONAL HISTORY AND SUBSIDIARIES

     CNB Financial Services, Inc. (the "Company") was organized under the laws of West Virginia in March 2000 at the direction of the Board of Directors of CNB Bank, Inc., formerly Citizens National Bank, (the "Bank") for the purpose of becoming a financial services holding company. The Company and its subsidiary are collectively referred to herein as "CNB".

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

     The Bank was organized on June 20, 1934 and has operated as a national banking association continuously until October 16, 2006, at which time the Bank obtained a West Virginia state charter and began operating as a state banking association. The Bank formed CNB Insurance Services, Inc., a wholly owned subsidiary, which was a property and casualty insurance agency selling primarily personal lines of insurance. On June 1, 2006, the Bank sold the assets of CNB Insurance Services, Inc. to Maiden Financial. See Note 16: Discontinued Operations in the Notes to Consolidated Financial Statements for further discussion.

EMPLOYEES

     As of December 31, 2006 and 2005, CNB employed 100 and 107 full-time equivalent employees, respectively.

BUSINESS OF CNB FINANCIAL SERVICES, INC. AND CNB BANK, INC.

     The Company's primary function is to direct, plan and coordinate the business activities of the Bank and its subsidiary.

     CNB Bank, Inc. is a full-service commercial bank conducting general banking and trust activities through six full-service offices and six automated teller machines located in Morgan and Berkeley Counties, West Virginia and Washington County, Maryland. The Bank exercised an option in December 2003 to purchase a parcel of land in Falling Waters, Berkeley County, West Virginia. Construction on an additional full-service branch began August 2004 and was completed in April 2005.

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

     CNB Bank, Inc. accepts time, demand and savings deposits including NOW accounts, regular savings accounts, money market accounts, fixed-rate certificates of deposit and club accounts. In addition, the Bank provides safe deposit box rentals, wire transfer services and 24-hour ATM services through a regional network known as STAR. STAR is a participant in the nationwide Cirrus network.

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

COMPETITION

     CNB Bank, Inc. faces a high degree of competition for all its services from local banks. Within its market area of Morgan and Berkeley Counties in West Virginia and Washington County in Maryland, numerous competing commercial banks exist.

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

          On July 30, 2002, the Senate and the House of Representatives of the United State (Congress) enacted the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The New York Stock Exchange proposed corporate governance rules that were enacted by the Securities and Exchange Commission. The changes are intended to allow stockholders to more easily and efficiently monitor the performance of companies and directors.

          Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, the Bank's chief executive officer and chief financial officer are each required to certify that CNB's Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining, and regularly evaluating the effectiveness of CNB's internal controls; they have made certain disclosures to CNB's auditors and the audit committee of the Board of Directors about CNB's internal controls; and they have included information in CNB's Quarterly and Annual Reports about their evaluation and whether there have been significant changes in CNB's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. Effective in 2008, the audit requirements related to internal controls contained in Section 404 of Sarbanes-Oxley will become applicable to CNB.

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

          BANK SUBSIDIARY REGULATION. The Bank converted from a national bank to a state bank in 2006 and is regulated by the West Virginia Division of Banking and the Federal Deposit Insurance Corporation. The Bank is also subject to supervision, examination and regulation by the Federal Reserve System, and as such is subject to applicable provisions of the Federal Reserve Act and regulations issued there under.

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

          The Bank is a member of the Federal Home Loan Bank of Pittsburgh. The FHLB provided credit to its member in the form of advances. As a member of the FHLB of Pittsburgh, the bank must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1% of the aggregate outstanding principal amount of its respective residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year or 5% of its advances from the FHLB.

CAPITAL REQUIREMENTS

          As a bank holding company, the Company is subject to Federal Reserve Board risk-based capital guidelines. The guidelines establish a systematic framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into account and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance-sheet commitments into four weighted categories, with higher levels of capital being required for categories perceived as representing greater risk. The Bank is subject to substantially similar capital requirements adopted by its applicable regulatory agencies. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established a regulatory framework which ties the level of supervisory intervention by bank regulatory authorities primarily to a depository institution's capital category. Among other things, FDICIA authorized regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. FDICIA established five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The Company is well capitalized as detailed in Note 20:
Regulatory Matters in the Notes to Consolidated Financial Statements.

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

CRITICAL ACCOUNTING POLICIES

     CNB's financial position and results of operations are impacted by management's application of accounting policies involving judgments made to arrive at the carrying value of certain assets. Management's greatest challenge in implementing its policies is the need to make estimates about the effect of matters that are inherently less than certain. For a detailed discussion of CNB's significant accounting policies, see Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. A material estimate that is susceptible to significant change is the determination of the allowance for loan losses. Both the estimates of the amount of the allowance for loan losses and the placement of loans on non-accrual status affect the carrying amount of the loan portfolio and accrued interest receivable.

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

THE BANKING BUSINESS IS VERY COMPETITIVE.

     The banking business is generally a highly competitive business. Our total assets have grown from approximately $191.6 million at December 31, 2002, to $276.1 million at December 31, 2006. Our business plan calls for continued growth. Our ability to continue to grow depends, in part, upon our ability to successfully attract deposits and identify favorable loan and investment opportunities. In the event that we do not continue to grow, our results of operations could be adversely impacted.

     Our ability to grow successfully will depend on whether we can continue to fund this growth while maintaining cost controls and asset quality, as well as on factors beyond our control, such as national and regional economic conditions and interest rate trends. If we are not able to control costs and maintain asset quality, such growth could adversely impact our earnings and financial condition.

     As of June 30, 2006, based on an FDIC analysis done as of June 30 each year, there were eleven other banks in CNB's market area. The total Morgan County commercial bank deposits, which include a total of five banking offices, as of June 30, 2006, were in excess of $218.5 million. The total Berkeley County commercial bank deposits, which include a total of twenty nine banking offices, as of June 30, 2006, were in excess of $989.8 million. The total Hancock, Maryland commercial bank deposits, which include three banking offices, as of June 30, 2006, were in excess of $84.6 million. At this same date CNB had a 73.2% share of the Morgan County commercial bank deposits, a 5.6% share of the Berkeley County commercial bank deposits and a 25.3% share of the Hancock, Maryland commercial bank deposits. CNB represents Morgan County's only locally owned bank, as the other existing commercial banks have their parent-Bank headquarters in Charleston, West Virginia (City National) and Charlotte, North Carolina (BB&T).

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

     The existence of larger financial institutions in Morgan and Berkeley Counties, West Virginia and Washington County, Maryland, some of which are owned by larger regional or national companies, influence the competition in CNB's market area. The principal competitive factors in the market for deposits and loans are interest rates, either paid on deposits or charged on loans. West Virginia law allows statewide branch banking which provides increased opportunities for CNB, but it also increases the potential competition for our service area. In addition, in 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act. Under this Act, absent contrary action by a state's legislature, interstate branch banking was allowed to occur after June 1, 1997. States are permitted to elect to participate to a variety of degrees in interstate banking or states may elect to "opt out." In 1996, the West Virginia Legislature elected to "opt in." Accordingly, out-of-state banks may form de novo banks or may acquire existing branches of West Virginia banks on a reciprocal basis.

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

     CNB's loan portfolio at December 31, 2006, consists of the following:

TYPE OF LOAN                                        PERCENTAGE OF PORTFOLIO
------------                                        -----------------------
Residential Real Estate Loans                                 70%
Commercial Loans, principally real estate secured             22%
Consumer Loans                                                 8%

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

     To effectively monitor the interest rate risk discussed above, CNB uses a computer model to project the change in net interest income under various changes in interest rates. To provide guidance to management, CNB's board of directors, through its Asset/Liability/Investment Committee, has established a policy related thereto which includes interest rate risk parameters within which to operate. As of December 31, 2006, CNB's interest rate risk is within the parameters.

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

     -    Demand for the products and services of CNB may decline; and

     - Collateral (including real estate) for loans made by CNB may decline in value, in turn reducing customers' borrowing power and making existing loans less secure.

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

ITEM 2. PROPERTIES

CNB Financial Services, Inc.

     CNB's headquarters are located at the main office of CNB Bank, Inc. located at 101 South Washington Street, Berkeley Springs, West Virginia.

CNB Bank, Inc.

     The principal executive office and main banking office is located at 101 South Washington Street, Berkeley Springs, West Virginia. In addition, the bank has owned and operated a full service branch bank located at 2450 Valley Road, Berkeley Springs, West Virginia since 1991. In October 1998, the bank opened a full service branch located at 2646 Hedgesville Road, Martinsburg, West Virginia. In March 2002, the bank opened a full service branch located at 14994 Apple Harvest Drive, Martinsburg, West Virginia. In April 2005, the bank opened an additional full service branch located at 1231 T.J. Jackson Drive, Falling Waters, West Virginia. On January 26, 2004, CNB entered into an agreement to purchase certain assets and liabilities associated with the Hancock Branch of Fidelity Bank, a subsidiary bank of Mercantile Bankshares Corporation (formerly Home Federal). The purchase, which took place on June 11, 2004, increased the assets and liabilities of

CNB by $14.6 million. CNB assumed responsibility for all the deposit services including checking, savings and certificate of deposits. Additionally, CNB acquired loans, equipment and leasehold improvements and assumed the lease for the real estate located at 333 East Main Street, Hancock, Maryland. Each of the bank's locations provides ATM services, in addition to traditional lobby and drive-in services. In November of 1998, the bank acquired CNB Insurance Services, Inc. which was operated out of the main office in Berkeley Springs until June 1, 2006 at which time the Bank sold the assets of CNB Insurance Services, Inc. to Maiden Financial. The main office and branches are owned free and clear of any indebtedness. The Bank owns all of the facilities described above with the exception of the Hancock, Maryland branch on which the bank owns improvements situated on leased land. Management believes that the facilities are of sound construction, in good operating condition, are appropriately insured and are adequately equipped for carrying on the business of the Company. The net book value of the bank's premises and equipment as of December 31, 2006 is $6.3 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2006.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The stock of CNB Financial Services, Inc., and prior to the formation of CNB, the Bank, is not listed on an exchange and is not heavily traded. The trades that have occurred are those that, to management's knowledge, have been individually arranged. The prices listed below are based upon information available to management through discussions with shareholders, and to the best of management's knowledge, accurately represent the amount at which its stock was traded during the periods indicated. Prices reflect amounts paid by purchasers of the stock and, therefore, may include commissions or fees. The amounts of such commissions or fees, if any, are not known to management. No attempt was made by management to ascertain the prices for every sale made during these periods.

Based on information that management is aware of, the majority of shares sold during 2006 were at a price that ranged from $67 to $80 per share. During 2005, information available to management indicates that stock trades ranged from $67 to $100 per share. Book value per share increased from $41.50 at December 31, 2005 to $44.37 at December 31, 2006.

     Dividends which have been declared by the Board of Directors semiannually, increased from $1.44 per share in 2005 to $1.54 per share in 2006, a 6.9% increase. The ability of CNB to pay dividends is subject to certain limitations imposed by various banking regulations. See Note 20: Regulatory Matters in the Notes to Consolidated Financial Statements for a more detailed discussion on the limitations. As of March 2, 2007, the number of record holders was 639.

     The prices listed below represent the high and low market prices for stock trades reported during each quarter.

                                    PER SHARE
                  HIGH       LOW     DIVIDEND
                 -------   ------   ---------
2006
First quarter    $ 80.00   $67.00
Second quarter   $ 80.00   $78.00     $0.45
Third quarter    $ 73.00   $71.00
Fourth quarter   $ 73.00   $73.00     $1.09

2005
First quarter    $ 68.00   $68.00
Second quarter   $ 67.00   $67.00     $0.42
Third quarter    $100.00   $67.00
Fourth quarter   $ 90.00   $67.00     $1.02

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

     The following graph compares the yearly percentage change in CNB's cumulative total shareholder return on common stock for the five-year period ending December 31, 2006, with the cumulative total return of the Hemscott Index (SIC Code Index 6022-State Commercial Banks). Shareholders may obtain a copy of the index by calling Hemscott, Inc., at telephone number (804) 775-8118. There is no assurance that CNB's stock performance will continue in the future with the same or similar trends as depicted in the graph.

                        COMPARE CUMULATIVE TOTAL RETURN
                      AMONG CNB FINANCIAL SERVICES, INC.,
                       HEMSCOTT INDEX AND SIC CODE INDEX

                                                    FISCAL YEAR ENDING
                         ---------------------------------------------------------------------------
COMPANY/INDEX/MARKET     12/31/2001   12/31/2002   12/31/2003   12/31/2004   12/30/2005   12/29/2006
--------------------     ----------   ----------   ----------   ----------   ----------   ----------
CNB Financial              100.00       112.17       147.19       148.08       179.28       199.29
State Commercial Banks     100.00        93.67       122.15       132.84       130.62       148.64
Hemscott Index             100.00        79.43       105.75       118.62       127.02       147.03

                     ASSUMES $100 INVESTED ON DEC. 31, 2001
                          ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING DEC. 31, 2006

SIC Code Index is SIC 6022 State Commercial Banks

Hemscott Index is Hemscott Financial Information Composite Market Value Index

     The information used to determine CNB's cumulative total shareholder return on its common stock is based upon information furnished to CNB or the bank by one or more parties involved in purchases or sales of CNB's common stock. There is no public market for CNB's common stock, and share prices used to determine CNB's cumulative shareholder return are based upon sporadic trading activity in privately negotiated transactions. We have not attempted to verify or determine the accuracy of the representations made to CNB or the bank.

ITEM 6. SELECTED FINANCIAL DATA

TABLE 1. FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

                                      2006       2005       2004       2003       2002
                                    --------   --------   --------   --------   --------
                                           In thousands except for per share data
AT YEAR-END
   Total assets                     $276,069   $258,953   $236,998   $201,056   $191,602
   Securities available for sale      50,873     55,194     59,740     39,362     43,430
   Loans and lease, net of
      unearned income                204,319    180,207    154,920    146,273    129,815
   Deposits                          233,083    219,288    207,729    180,899    173,063
   Shareholders' equity               20,322     19,008     18,149     16,569     16,270

SIGNIFICANT RATIOS
   Return on average assets             0.92%      1.00%      1.07%      0.89%      0.71%
   Return on average
      shareholders' equity             12.46      12.91      13.38      10.44       8.38
   Average shareholders' equity
      to average assets                 7.35       7.76       8.03       8.48       8.49
   Net interest margin                  3.77       4.12       4.11       3.83       3.36

SUMMARY OF OPERATIONS
   Interest income                  $ 15,989   $ 13,420   $ 11,715   $ 11,569   $ 11,489
   Interest expense                    6,269      3,850      3,169      4,152      5,342
   Net interest income                 9,720      9,570      8,546      7,417      6,147
   Provision for loan losses             275        352        393        312        261
   Net interest income after
      provision for loan losses        9,445      9,218      8,153      7,105      5,886
   Non-interest income                 2,222      2,007      1,972      1,728      1,403
   Non-interest expense                7,890      7,541      6,789      6,007      5,300
   Income before income taxes and
      discontinued operations          3,653      3,684      3,336      2,826      1,989
   Discontinued operations               124         --         --         --         --
   Income tax expense                  1,308      1,238        992      1,083        681
   Net income                          2,469      2,446      2,344      1,743      1,308

PER SHARE DATA
   Net income                       $   5.39   $   5.34   $   5.12   $   3.80   $   2.86
   Cash dividends                       1.54       1.44       1.38       1.20       1.02
   Net book value                      44.37      41.50      39.62      36.17      35.52

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB, for the years ended December 31, 2006 and 2005. This discussion and analysis should be read in conjunction with the audited, consolidated financial statements and accompanying notes. This discussion includes forward-looking statements based upon management's expectations; actual results may differ. Amounts and percentages used in this discussion have been rounded. All average balances are based on monthly averages.

EARNINGS SUMMARY

     CNB had net income totaling $2.5 million or $5.39 per share, $2.4 million or $5.34 per share and $2.3 million or $5.12 per share for fiscal years 2006, 2005 and 2004, respectively. Annualized return on average assets and average equity were .9% and 12.5%, respectively for 2006 compared to 1.0% and 12.9% for 2005 and 1.1% and 13.4% for 2004.

     Growth in net income for the year 2007 is projected to increase slightly compared to the growth in net income for 2006 over 2005 due to the strong loan demand the bank experienced in 2005 and 2006 continuing in 2007 offset by a tighter net interest margin caused by the increased cost of funds. Other significant factors affecting the 2007 net income are expenses to be incurred related to the implementation of the Sarbanes-Oxley Act which are expected to be approximately $200,000. Also, 2006 net income included a $145,000 gain on sale of assets of CNB Insurance Services, Inc.

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

     Net interest income in 2006 increased by $150,000 or 1.6% over 2005. Interest income in 2006 increased by $2.6 million or 19.1% compared to 2005, while interest expense increased by $2.4 million or 62.8% during 2006 as compared to 2005. Interest income increased during 2006 compared to 2005 as a result of an increase in the average balances of loans and investment securities. Average rates earned on these interest earning assets also increased during 2006 compared to 2005. Interest expense increased during 2006 compared to 2005 as a result of an increase in the average balance of money market accounts, time deposit accounts and borrowings and an increase in the average rates paid on all interest bearing liability accounts except savings deposits. However, the increase in interest expense was offset by a decrease in the average balance of savings accounts and NOW accounts.

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

     During 2006 and 2005, the Bank used funds generated from deposit account growth, sale of investment securities and FHLB borrowings to fund loan commitments.

     The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities. Net interest margin decreased from 2005 to 2006. See Table 1 - Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

     TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                    DECEMBER 31, 2006              DECEMBER 31, 2005              DECEMBER 31, 2004
                              ----------------------------   ----------------------------   ----------------------------
                                 YTD                            YTD                            YTD
                               AVERAGE      YTD     YIELD/    AVERAGE      YTD     YIELD/    AVERAGE      YTD     YIELD/
                               BALANCE   INTEREST    RATE     BALANCE   INTEREST    RATE     BALANCE   INTEREST    RATE
                              --------   --------   ------   --------   --------   ------   --------   --------   ------
                                                                   In thousands
Interest earning assets:
   Federal funds sold         $     27    $     1    4.87%   $     28    $     1    3.11%   $  2,384    $    33    1.25%
   Securities:
      Taxable                   44,674      2,116    4.74      43,245      1,898    4.39      37,526      1,570    4.18
      Tax-exempt (1)            11,298        390    5.23      12,092        410    5.14       8,070        273    5.13
   Loans (net of unearned
      interest) (2) (4) (5)    194,712     13,211    6.78     170,158     10,826    6.36     152,984      9,559    6.25
                              --------    -------    ----    --------    -------    ----    --------    -------    ----
Total interest
   earning assets (1)         $250,711    $15,718    6.27%   $225,523    $13,135    5.82%   $200,964    $11,435    5.69%
                              ========    =======    ====    ========    =======    ====    ========    =======    ====
Nonearning assets:
   Cash and due
      from banks              $  9,170                       $  9,577                       $  9,459
   Bank premises and
      equipment, net             6,464                          6,455                          5,494
   Other assets                  5,521                          4,635                          3,880
   Allowance for
      loan losses               (2,136)                        (1,956)                        (1,731)
                              --------                       --------                       --------
Total assets                  $269,730                       $244,234                       $218,066
                              ========                       ========                       ========
Interest bearing
   liabilities:
   Savings deposits           $ 30,586    $   153    0.50%   $ 32,340    $   162    0.50%   $ 28,622    $   147    0.51%
   Time deposits                99,950      3,791    3.79      87,977      2,391    2.72      92,959      2,493    2.68
   NOW accounts                 42,720      1,189    2.78      43,790        908    2.07      32,196        436    1.35
   Money market
      accounts                  10,905        158    1.45      10,101         91    0.90       9,685         79    0.82
   Borrowings                   18,751        978    5.22       8,393        298    3.55         873         14    1.60
                              --------    -------    ----    --------    -------    ----    --------    -------    ----
Total interest
   bearing liabilities        $202,912    $ 6,269    3.09%   $182,601    $ 3,850    2.11%   $164,335    $ 3,169    1.93%
                              --------    -------    ----    --------    -------    ----    --------    -------    ----
Noninterest bearing
   liabilities:
   Demand deposits            $ 43,795                       $ 40,314                       $ 33,931
   Other liabilities             3,207                          2,368                          2,287
   Shareholders' equity         19,816                         18,951                         17,513
                              --------                       --------                       --------
Total liabilities and
   shareholders' equity       $269,730                       $244,234                       $218,066
                              ========                       ========                       ========
                                          -------                        -------                        -------
Net interest income (1)                   $ 9,449                        $ 9,285                        $ 8,266
                                          =======                        =======                        =======
Net interest spread (3)                              3.18%                          3.71%                          3.76%
                                                     ====                           ====                           ====
Net interest income to
   average interest earning
   assets (1)                                        3.77%                          4.12%                          4.11%
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

(4) Interest income on loans excludes fees of $271,000 in 2006, $285,000 in 2005 and $280,000 in 2004.

(5) Interest income on loans includes fees of $99,722 in 2006, $68,484 in 2005 and $100,527 in 2004 from the Business Manager Program, student loans and lease receivables.

     Table 3 sets forth a summary of the changes in interest earned and interest expense detailing the amounts attributable to (i) changes in volume (change in average volume times the prior year's average rate), (ii) changes in rate (change in the average rate times the prior year's average volume). The changes in rate/volume (change in the average volume times the change in the average rate), had been allocated to the changes in volume and changes in rate in proportion to the relationship of the absolute dollar amounts of the change in each. During 2006, net interest income increased $836,000 due to changes in volume and decreased $672,000 due to changes in interest rates. Also, net interest income was affected by a $14,000 decrease in loan fees. In 2005, net interest income increased $1.2 million due to changes in volume and decreased $193,000 due to changes in interest rates. Also, net interest income was affected by a $5,000 increase in loan fees.

TABLE 3. VOLUME AND RATE ANALYSIS OF CHANGES IN INTEREST INCOME

                                   2006 OVER 2005            2005 OVER 2004
                             ------------------------   -----------------------
                              CHANGE DUE TO             CHANGE DUE TO
                             ---------------    TOTAL   --------------    TOTAL
(Taxable equivalent basis)   VOLUME    RATE    CHANGE   VOLUME    RATE   CHANGE
                             ------   ------   ------   ------   -----   ------
                                                In thousands
Interest earned on:
   Federal funds sold        $   --   $   --   $   --   $   56   $ (84)  $  (28)
   Taxable securities            62      156      218      248      78      326
   Tax-exempt securities        (31)      11      (20)     136       1      137
   Loans                      1,635      750    2,385    1,094     171    1,265
                             ------   ------   ------   ------   -----   ------
Total interest earned        $1,666   $  917   $2,583   $1,534   $ 166   $1,700
                             ------   ------   ------   ------   -----   ------
Interest expense on:
   Savings deposits          $   (9)  $   --   $   (9)  $   19   $  (3)  $   16
   Time deposits                361    1,039    1,400     (136)     38      (98)
   NOW accounts                 (22)     303      281      188     281      469
   Money market accounts          8       59       67        4       8       12
   Other borrowing              492      188      680      247      35      282
                             ------   ------   ------   ------   -----   ------
Total interest expense       $  830   $1,589   $2,419   $  322   $ 359   $  681
                             ------   ------   ------   ------   -----   ------
Net interest income          $  836   $ (672)  $  164   $1,212   $(193)  $1,019
                             ======   ======   ======   ======   =====   ======

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

TABLE 4. INTEREST RATE SPREAD AND NET INTEREST MARGIN ON EARNING ASSETS

                                     2006              2005              2004
                               ---------------   ---------------   ---------------
                                AVERAGE           AVERAGE           AVERAGE
(Taxable equivalent basis)      BALANCE   RATE    BALANCE   RATE    BALANCE   RATE
                               --------   ----   --------   ----   --------   ----
                                                   In thousands
Earning assets                 $250,711   6.27%  $225,523   5.82%  $200,964   5.69%
                               ========          ========          ========
Interest bearing liabilities   $202,912   3.09%  $182,601   2.11%  $164,335   1.93%
                                          ----              ----              ----
Interest rate spread                      3.18%             3.71%             3.76%
Interest free sources used
   to fund earning assets(1)     47,799   0.59%    42,922   0.41%    36,629   0.35%
                               --------   ----   --------   ----   --------   ----
Total sources of funds         $250,711          $225,523          $200,964
                               ========          ========          ========
Net interest margin                       3.77%             4.12%             4.11%
                                          ====              ====              ====

(1) Non-interest bearing liabilities and shareholders' equity less non-interest earning assets.

     The following discussion analyzes changes in the Bank's spreads and margins in terms of basis points. A basis point is a unit of measure for interest rates equal to .01%. One hundred basis points equals 1%.

     Interest rate spread decreased 53 basis points in 2006 and the net interest margin decreased 35 basis points. The interest rate spread was negatively impacted by a 98 basis point increase in interest bearing liability costs offset by a 45 basis point increase in earning asset yields. Interest rate spread decreased 5 basis points in 2005 while the net interest margin increased 1 basis point. The interest rate spread was negatively impacted by an 18 basis point increase in interest bearing liability costs offset by a 13 basis point increase in earning asset yields.

     The prime rate increased 100 basis points during 2006 and 200 basis points during 2005, however longer term rates have fluctuated in a relatively narrow range. For example, the increase in the average ten year Treasury rates fluctuated within a range of 24 basis points in 2005 and 9 basis points in 2006. The variable rate loan portfolio is tied to midterm Treasury rates. As a result, loan yields increased 42 basis points in 2006 and only 11 basis points in 2005. Interest rates on deposit accounts and other liabilities are tied to the shorter term rates such as the prime and federal funds rate. Therefore in 2006, the increase in liability costs of 98 basis points is a direct result of the increase in short term rates. Generally the rates increased on all interest bearing liability accounts except savings accounts which stayed level with 2005. In 2005, the increase in liability costs is primarily the result of the higher cost of funds on NOW, money market accounts and borrowings during the year.

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

NONINTEREST INCOME

     Noninterest income decreased $19,000 or 1.0% during 2006 over 2005. Noninterest income increased $35,000 or 1.8% during 2005 over the prior comparable period. The decrease in 2006 was a direct result of reporting income for CNB Insurance Services, Inc. in discontinued operations for 2006 offset by increases in overdraft protection and overdraft fees, ATM and debit card fees and trust fee income. These increases for 2006 were also offset by a decrease in income from the title insurance company caused by a decrease in the number of policies written during the period. The increase in fees related to overdraft protection and overdraft fees, ATM and debit card fees have a direct correlation to the increased deposit base of the bank. Also, having a positive impact on noninterest income for 2006 was an increase in service charge fees effective October 1, 2006. The increase in noninterest income for 2005 was attributable to fees generated from the overdraft protection program, debit card income, ATM fees and trust fees. These increases in 2005 were offset by a decrease in overdraft fees, travel club fees and miscellaneous customer service fees.

     The level of trust assets being managed increased from $36.9 million at December 31, 2005 to $39.7 million at December 31, 2006, a 7.6% increase and the fees earned on these assets increased by $24,000 or 14.0%. The average level of trust assets being managed increased by $5.8 million or 17.9%.

NONINTEREST EXPENSES

     Noninterest expenses increased $238,000 or 3.2% during 2006 over the prior comparable period. The expenses related to the discontinued operations of CNB Insurance Services, Inc. were reclassified out of noninterest expenses for 2006. In 2005, CNB Insurance Services, Inc. noninterest expenses totaled $132,000 of which $84,000 was for salaries, $20,000 for benefits and $28,000 was for other operating expenses. These expenses totaled $73,000 in 2006 and are classified in discontinued operations. Salaries increased due to normal merit increases and a full year of salaries for the new Spring Mills branch employees. Additionally in late January 2006, the Bank increased all hourly salaries to become more in line with the area competition. Employee benefits increased due to an increase in pension expense, an increase in health insurance costs and increased salaries. Additionally in 2006, CNB incurred $24,000 of expenses for a severance package offered to and accepted by an employee. Although the bank changed its health insurance program, effective January 1, 2005, to a high deductible plan with reduced per employee premiums, the insurance expense for 2006 showed an increase over the same period last year due to the increased number of employees who were eligible and elected to be in the plan and a normal increase in premiums.

     Occupancy expense increased due to the cost of needed building repairs at a few of the branch buildings along with the added costs of depreciation and building supplies for an additional branch facility in Spring Mills, West Virginia. Furniture and equipment expense showed a decrease for 2006 as compared to 2005. This decrease was due to a reduction in software amortization expense due to items related to the computer conversion in 2003 being fully amortized in February 2006 offset by the additional depreciation for equipment and software purchased for the new branch facility in Spring Mills and the increased cost and number of maintenance contracts the bank carries on its equipment.

     The increase in other operating expenses was due to increases in advertising, stationary, supplies and printing, ATM fees, board fees and legal fees. During the first quarter of 2006, the bank increased its newspaper and radio exposure showcasing the Bank's deposit products. This exposure was significantly reduced during the remainder of 2006. Stationary, supplies and printing increased due to the printing expenses related to the bank's charter change from a national bank to a state bank. The ATM expense increase was during the first quarter and was a direct result of the one time conversion costs for a new system. Board fees payable to directors increased in April 2006. Legal fees increased due to expenses related to the bank's charter change. These increases were offset by decreases in postage, data processing, debit card expense, outside service fees, teller shortages and miscellaneous NSF and other check losses. Postage decreased due to the bank's implementation of a new postage system. Data processing expense decreased due to the start up costs of the Spring Mills branch in 2005. Debit card expense decreased due to the bank converting to a new system for processing during the second quarter of 2006. Outside service fees decreased due to expenses being charged in 2005 for compliance with Sarbanes-Oxley Act of 2002. In order to prepare for the anticipated applicability in 2008 of the audit requirements related to internal control contained in Section 404 of Sarbanes-Oxley, outside service fees are expected to increase approximately $200,000 in 2007. Teller shortages decreased due to the bank robbery in 2005. Miscellaneous NSF and other check losses decreased due to the bank experiencing a larger than normal volume of fraudulent checks in 2005.

     Noninterest expenses increased $752,000 or 11.1% during 2005 over the prior comparable period. The increase was primarily due to an increase in salaries and employee benefits, occupancy expense, furniture and equipment expense and other operating expenses. Salaries and employee benefits increased due to normal merit increases, several new hires, a partial year of salaries and benefits for employees of the Spring Mills branch in northern Berkeley County and a full year of salaries and benefits for employees of the acquired Hancock, Maryland branch. Employee benefits increased due to an increase in pension expense and the increased number of employees. Although the bank changed its health insurance program, effective January 1, 2005, to a high deductible plan with reduced per employee premiums the insurance expense for 2005 showed an increase over the same period in 2004 due to the increased number of employees. Concurrent with the creation of the high deductible insurance plan, the Bank established a vested health contribution plan which enables the Bank to contribute to health reimbursement accounts for each employee on the plan. A $58,989 expense was incurred in 2005 for the health reimbursement accounts. Additional utilities expense and depreciation related to the new branch facility in Spring Mills and a full year of expenses related to the acquired Hancock branch caused occupancy expense and furniture and equipment expense to increase in 2005.

     Components of other operating expense, which significantly increased during 2005, included telephone expense, debit card expense, outside service fees, audit, tax and accounting fees, miscellaneous NSF check and other losses and the amortization of premium purchased for the Hancock branch facility. These increases were offset by decreases in advertising, stationary, supplies and printing, employee training, overdraft protection expense, legal fees and business manager expense. Telephone expense increased due to the addition of two branch facilities and increased usage. The increase in debit card expense is a result of the increased deposit base of the bank and additional fraud protection expense. Outside service fees and audit, tax and accounting fees increased due to additional costs of compliance with new banking regulations and the provisions of the Sarbanes-Oxley Act of 2002. The increase in miscellaneous NSF check and other losses is due to an increased exposure of the bank to fraudulent financial instruments and schemes. Stationary, supplies and printing decreased due to the purchase of free CNB Bank, Inc. checks for all checking account customers of the acquired Hancock branch in 2004. Employee training decreased as a result of the outsourced staff training on Windows based products and other specialized product training in 2004. Overdraft protection expense decreased due to the expiration of the Bank's contract with Pinnacle Financial Strategies in February 2004. Legal fees decreased as 2004 included expenses pertaining to the Hancock branch acquisition. Business manager expense decreased due to the continued decrease in the volume of receivables the bank purchased throughout 2005 due to a decline in customer need for the program. Advertising expense decreased due to the concentrated advertising campaign in early 2004 which related to the Hancock branch acquisition.

     The Company performs an annual test of impairment of acquired customer lists. The annual test for impairment resulted in no loss for the years ended December 31, 2006, 2005 or 2004. On June 1, 2006, the customer lists of CNB Insurance Services, Inc. along with all other assets were sold to Maiden Financial. See Note 16: Discontinued Operations in the Notes to Consolidated Financial Statements for further discussion.

INCOME TAXES

     Provision for income tax totaled $1.3 million in 2006, $1.2 million in 2005 and $992,000 in 2004. The effective tax rate was 34.6% in 2006 compared to 33.6% and 29.7% in 2005 and 2004, respectively. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities and loans, and non-deductible expenses, such as life insurance premiums. See Note 14: Income Taxes in the Notes to Consolidated Financial Statements for a comprehensive analysis of income tax expense.

FINANCIAL CONDITION

     Table 5 examines CNB Bank, Inc.'s financial condition in terms of its sources and uses of funds. Average funding sources and uses increased $25.2 million or 11.2% in 2006 compared with an increase of $24.6 million or 12.2% in 2005.

TABLE 5. SOURCES AND USES OF FUNDS

                                     2006                          2005
                          --------------------------    --------------------------
                                         INCREASE                      INCREASE         2004
                                        (DECREASE)                    (DECREASE)      --------
                           AVERAGE   ---------------     AVERAGE   ---------------     AVERAGE
                           BALANCE    AMOUNT     %       BALANCE    AMOUNT     %       BALANCE
                          --------   -------   -----    --------   -------   -----    --------
                                                      In thousands
Funding uses:
   Federal funds
      sold                $     27   $    (1)   (3.6)%  $     28   $(2,356)  (98.8)%  $  2,384
   Securities available
      for sale              55,972       635     1.1      55,337     9,741    21.4      45,596
   Loans                   194,712    24,554    14.4     170,158    17,174    11.2     152,984
                          --------   -------            --------   -------            --------
   Total uses             $250,711   $25,188    11.2%   $225,523   $24,559    12.2%   $200,964
                          ========   =======    ====    ========   =======   =====    ========
Funding sources:
   Interest-bearing
      demand deposits     $ 53,625   $  (266)   (0.5)%  $ 53,891   $12,010    28.7%   $ 41,881
   Savings deposits         30,586    (1,754)   (5.4)     32,340     3,718    13.0      28,622
   Time deposits            99,950    11,973    13.6      87,977    (4,982)   (5.4)     92,959
   Short-term
      borrowings            18,751    10,358   123.4       8,393     7,520   861.4         873
   Noninterest bearing
      funds, net(1)         47,799     4,877    11.4      42,922     6,293    17.2      36,629
                          --------   -------            --------   -------            --------
   Total sources          $250,711   $25,188    11.2%   $225,523   $24,559    12.2%   $200,964
                          ========   =======    ====    ========   =======   =====    ========

(1) Noninterest bearing liabilities and shareholders' equity less noninterest earning assets.

     Total assets increased $17.1 million or 6.6% to $276.1 million from December 31, 2005 to December 31, 2006 due primarily to a $24.1 million increase in loans offset by a $2.7 million decrease in cash and due from banks and a $4.3 million decrease in investment securities.

     Total liabilities increased $15.8 million or 6.6% to $255.7 million from December 31, 2005 to December 31, 2006 substantially due to the increase in deposits of $13.8 million, the increase in FHLB borrowings of $700,000, the increase in accrued interest payable of $460,000 and an increase in accrued expenses and other liabilities of $846,000. Shareholders' equity increased $1.3 million to $20.3 million at December 31, 2006 primarily due to net income of $2.5 million, offset by a $449,000 decrease in accumulated other comprehensive income and cash dividends of $705,000.

     The components of accumulated other comprehensive income at December 31, 2006, were unrealized gains and losses on available for sale securities, net of deferred income taxes and unrecognized pension costs, net of deferred income taxes. The decrease in accumulated other comprehensive income was due to the increase in unrecognized pension costs offset by the lower unrealized market value depreciation of the available for sale investment security portfolio. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results, however, unless the securities are actually sold. The additional minimum pension liability adjustment in 2005 resulted from the accumulated benefit obligation exceeding the fair value of plan assets. In 2006, CNB implemented SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" in which the unfunded liability resulting from the projected benefit obligation exceeding the fair value of the plan assets is recorded as a liability and any unrecognized pension costs are recorded net of tax in accumulated other comprehensive income. See Note 11: Pension Plan in the Notes to Consolidated Financial Statements for further details.

LOAN PORTFOLIO

     At December 31, 2006, total loans increased $24.1 million or 13.4% to $204.3 million from $180.2 million at December 31, 2005. The Bank experienced steady loan growth throughout 2006 with the first, second and fourth quarters of 2006 each showing loan growth over $6.0 million. Lending officers continue to be proactive in their marketing efforts of the Bank's loan products. In addition, the Bank offered an employee incentive program to generate loan demand. This program generated over $11.2 million in new loan demand. The Bank's lending area continues to see price appreciation of real property which contributes to the increased mortgage loans outstanding. Interest rates have steadied, mortgage rates have actually decreased and the population in the Bank's lending area continues to increase, all leading to the Bank's increase in loan volume. The loan mix changed slightly from December 31, 2005 with the consumer loan area showing a decrease in outstandings for the time frame. Real estate and commercial real estate loans continue to show strong growth for 2006. The Bank's management believes additional growth in all lending areas is possible into year 2007. Management's intent is to control the loan volume in a manner which would produce a loan to deposit ratio between 80% and 90% and maintain credit quality. The loan to deposit ratio was 87.7% at December 31, 2006 and 82.2% at December 31, 2005. The ratio of net charge-offs to average loans outstanding was .09% in 2006 and .08% in 2005.

     Table 6 sets forth the amount of loans outstanding (net of unearned income) as of the dates shown:

TABLE 6. LOANS AND LEASES OUTSTANDING

                                                DECEMBER 31,
                            ----------------------------------------------------
                              2006       2005       2004       2003       2002
                            --------   --------   --------   --------   --------
                                         In thousands
Real estate                 $143,767   $125,723   $108,159   $ 98,405   $ 83,239
Commercial real estate        36,967     29,492     22,759     21,521     13,935
Consumer                      15,934     16,802     16,405     16,853     22,575
Commercial                     9,172      9,314      8,881      8,934      9,685
Overdrafts                       163        356         82        136         73
                            --------   --------   --------   --------   --------
                            $206,003   $181,687   $156,286   $145,849   $129,507
Leases:                          124        145        166        186        135
                            --------   --------   --------   --------   --------
                            $206,127   $181,832   $156,452   $146,035   $129,642

Net deferred loan fees,
   premiums and discounts        324        397        275        238        172
Allowance for loan losses     (2,132)    (2,022)    (1,807)    (1,608)    (1,484)
                            --------   --------   --------   --------   --------
                            $204,319   $180,207   $154,920   $144,665   $128,330
                            ========   ========   ========   ========   ========

     The commercial loan portfolio consisting of commercial business and commercial real estate loans showed an increase in outstanding loans of $7.3 million from $38.8 million at December 31, 2005 to $46.1 million at December 31, 2006. The commercial loan portfolio is approximately 22% of the total loan portfolio at December 31, 2006 compared to 21% at December 31, 2005. The Bank's activity in the Berkeley County market continues to expand with the three branch locations located in that area. The Bank's loan activity also increased in the Maryland market after acquiring the Hancock, Maryland branch in June 2004. In addition, the Bank's loan growth has benefited from significant real estate development activity in Berkeley County, West Virginia. Management believes additional growth in both commercial business and commercial real estate loans is possible in 2007.

     Real estate mortgage loans comprised mainly of one to four family residences continued to be the Bank's dominant loan category. Mortgage lending comprises approximately 70% or $143.8 million of the total loan portfolio at December 31, 2006 compared to 69% or $125.7 million at December 31, 2005. The increase in real estate lending is attributable to the Bank's increased presence in Berkeley County, West Virginia, the continued price appreciation of real property in the Bank's market area and the increasing population in the Bank's market area.

     The consumer loan portfolio showed a decrease of $1.1 million. The primary factor causing the decrease was a decrease in the overall new and used car sales during 2006. Additionally, the Bank experienced a decrease in dealer vehicle loans due to local competition offering a lower rate and/or better loan terms. Another factor impacting the consumer loan portfolio change is a decrease of $193,000 in overdraft deposit accounts.

     Table 7 summarizes the approximate contractual maturity and sensitivity of certain loan types to changes in interest rates as of December 31, 2006:

                                                         DECEMBER 31, 2006
                                          ----------------------------------------------
                                          ONE YEAR   ONE THROUGH      OVER
                                           OR LESS    FIVE YEARS   FIVE YEARS     TOTAL
                                          --------   -----------   ----------   --------
                                                           In thousands
Commercial, financial and agricultural:
   Floating rate                           $21,184     $12,497       $ 1,236    $ 34,917
   Fixed rate                                3,465       4,221         3,536      11,222
                                           -------     -------       -------    --------
      Total                                $24,649     $16,718       $ 4,772    $ 46,139
                                           =======     =======       =======    ========
Real estate - mortgage:
   Floating rate                           $ 8,259     $40,503       $    --    $ 48,762
   Fixed rate                                4,365       3,148        79,275      86,788
                                           -------     -------       -------    --------
      Total                                $12,624     $43,651       $79,275    $135,550
                                           =======     =======       =======    ========
Real estate - construction:
   Floating rate                           $ 3,567     $    --       $    --    $  3,567
   Fixed rate                                4,650          --            --       4,650
                                           -------     -------       -------    --------
      Total                                $ 8,217     $    --       $    --    $  8,217
                                           =======     =======       =======    ========
Consumer:
   Floating rate                           $    86     $   148       $    --    $    234
   Fixed rate                                1,071      11,880         2,912      15,863
                                           -------     -------       -------    --------
      Total                                $ 1,157     $12,028       $ 2,912    $ 16,097
                                           =======     =======       =======    ========
Lease financing:
   Floating rate                           $    --     $    --       $    --    $     --
   Fixed rate                                    2           6           116         124
                                           -------     -------       -------    --------
      Total                                $     2     $     6       $   116    $    124
                                           =======     =======       =======    ========

     The Bank has continued to experience a shift from a demand for variable rate loans to a demand for fixed rate mortgage products. Demand for the variable rate loans has continued to fall due to the rising interest rate environment causing these products to not be as attractive as in the past. The Bank's inhouse fixed rate products and secondary market fixed rate products, which are sold to various investors, have seen a greater demand during 2006. As of December 31, 2006, 48.1% of the Bank's mortgage loans were adjustable rate loans and 51.9% were fixed rate loans. Compared to December 31, 2005, 51.2% of the Bank's mortgage loans were adjustable rate loans and 48.8% were fixed rate loans. Currently, the Bank has approximately $2.1 million in fixed rate loans in the portfolio which were originated under terms that would allow them to be sold on the secondary market, although there is no intent to sell these loans.

NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

     Nonperforming loans consist of loans in nonaccrual status and loans which are past due 90 days or more and still accruing interest. Bank policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. As of December 31, 2006 and 2005, nonaccrual loans approximated .20% and .44% of total loans (net), respectively. The Bank has no loans which are considered to be impaired as of December 31, 2006 and 2005. As of December 31, 2006, management is aware of six borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $1.0 million. No specific allowance for these loans has been established as part of the allowance for loan losses. The loans are collateralized primarily by real estate and management anticipates that any additional potential loss would be minimal.

     Table 8 sets forth the amounts of nonperforming loans as of the dates indicated:

TABLE 8. NONPERFORMING ASSETS

                                                                   DECEMBER 31
                                                         --------------------------------
                                                         2006   2005   2004   2003   2002
                                                         ----   ----   ----   ----   ----
                                                                   In thousands
Nonaccrual loans                                         $402   $790   $381   $349   $ 13
Loans past due 90 days or more still accruing interest      5     --     --     27    553
Other real estate                                          --     --     --     --      2
                                                         ----   ----   ----   ----   ----
   Total                                                 $407   $790   $381   $376   $568
                                                         ====   ====   ====   ====   ====

     The allowance for loan losses is the best estimate by management of the probable losses which have been incurred as of the respective balance sheet date. Management makes a determination quarterly by analyzing overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers and other factors. The Bank's methodology for determining the allowance for loan losses establishes both an allocated and an unallocated component. The allocated portion of the allowance represents the results of analyses of individual loans that are being monitored for potential credit problems and pools of loans within the portfolio. The allocated portion of the allowance for loans is based principally on current loan risk ratings, historical loan loss rates adjusted to reflect current conditions, as well as analyses of other factors that may have affected the collectibility of loans in the portfolio. The Bank analyzes all commercial loans that are being monitored as potential credit problems to determine whether such loans are impaired, with impairment measured by reference to the borrowers' collateral values and cash flows. The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. At December 31, 2006 and 2005, the allowance for loan losses totaled $2.1 million and $2.0 million, respectively. The allowance for loan losses as a percentage of loans was 1.0% and 1.1% as of December 31, 2006 and 2005, respectively. The provision for loan losses exceeded net charge-offs by $110,000 and $215,000 in 2006 and 2005, respectively.

     Table 9 shows a summary of the Bank's loan loss experience:

TABLE 9. ALLOWANCE FOR LOAN LOSSES

                                              2006       2005       2004       2003       2002
                                            --------   --------   --------   --------   --------
                                                                In thousands
Loans outstanding at end of year            $206,127   $181,832   $156,452   $146,035   $129,642
                                            ========   ========   ========   ========   ========
Daily average balance of loans and leases   $194,712   $170,158   $152,984   $136,658   $118,530
                                            ========   ========   ========   ========   ========
Balance of allowance for loan losses
   at beginning of year                     $  2,022   $  1,807   $  1,608   $  1,484   $  1,337
                                            --------   --------   --------   --------   --------
Loans charged off:
   Commercial, financial and agricultural   $     20   $     --   $     41   $      7   $      1
   Real estate - mortgage                         --         --         --         --          5
   Consumer                                      298        306        311        262        145
                                            --------   --------   --------   --------   --------
   Total loans charged off                  $    318   $    306   $    352   $    269   $    151
                                            --------   --------   --------   --------   --------
Recoveries:
   Commercial, financial and agricultural   $     --   $      2   $      5   $      2   $      2
   Consumer                                      152        167        153         79         35
                                            --------   --------   --------   --------   --------
   Total recoveries                         $    152   $    169   $    158   $     81   $     37
                                            --------   --------   --------   --------   --------
   Net charge-offs                          $    166   $    137   $    194   $    188   $    114
                                            --------   --------   --------   --------   --------
Provision charged to expense                $    276   $    352   $    393   $    312   $    261
                                            --------   --------   --------   --------   --------
Balance, end of year                        $  2,132   $  2,022   $  1,807   $  1,608   $  1,484
                                            ========   ========   ========   ========   ========

SELECTED ASSET QUALITY RATIOS:
Net charge-offs to average loans                0.09%      0.08%      0.13%      0.14%      0.10%
Allowance for loan losses to loans
   outstanding at end of year                   1.03%      1.11%      1.15%      1.10%      1.14%
Non-performing assets (1) to total assets       0.15%      0.31%      0.16%      0.19%      0.30%
Non-accrual loans to total loans                0.20%      0.43%      0.24%      0.24%      0.01%

(1)  Includes accruing loans past due 90 days or more

     Table 10 summarizes the allocation of the allowance for loan losses by loan type:

TABLE 10. HISTORICAL ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                   DECEMBER 31,
                        -------------------------------------------------------------------------------------------------
                               2006                2005                2004                2003                2002
                        -----------------   -----------------   -----------------   -----------------   -----------------
                                   % OF                % OF                % OF                % OF                % OF
                                 LOANS IN            LOANS IN            LOANS IN            LOANS IN            LOANS IN
                                   EACH                EACH                EACH                EACH                EACH
                        AMOUNT   CATEGORY   AMOUNT   CATEGORY   AMOUNT   CATEGORY   AMOUNT   CATEGORY   AMOUNT   CATEGORY
                        ------   --------   ------   --------   ------   --------   ------   --------   ------   --------
                                               In thousands
Commercial, financial
   and agriculture      $1,231      22%     $1,056      21%     $  810      20%     $  782      21%     $  330       8%
Real estate-
   construction and
   mortgages               508      70        528       69         467      69         401      67         391      75
Consumer, leasing
   and other               225       8        303       10         323      11         274      12         364      17
Unallocated                168     N/A        135      N/A         207     N/A         151     N/A         399     N/A
                        ------     ---      ------     ---      ------     ---      ------     ---      ------     ---
      Total             $2,132     100%     $2,022     100%     $1,807     100%     $1,608     100%     $1,484     100%
                        ======     ===      ======     ===      ======     ===      ======     ===      ======     ===

     The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. In 2006, 2005 and 2004, the provision totaled $276,000, $352,000 and $393,000, respectively. Past due and nonaccrual loans have decreased and continue to be minimal and loan quality remains good even though net charge offs as a percentage of average loans increased slightly from .08% in 2005 to .09% in 2006. Therefore, management decreased the provision for loan losses in 2006. Having decreased the provision for loan losses, management believes the allowance for loan losses to be adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal and state regulators may require additional reserves as a result of their examination of the Bank. The allowance for loan losses reflects what management currently believes is an adequate level of allowance, although there can be no assurance that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD

     The Bank's securities portfolio consists of available for sale securities and restricted investments. Classifying the securities portfolio as available for sale provides management with increased ability to manage the balance sheet structure and address asset/liability management issues when needed. The fair value of the investment portfolio has decreased $4.4 million to $52.6 million at December 31, 2006 from December 31, 2005.

     The composition of the portfolio continues to reflect the Bank's conservative philosophy which places greater importance on safety and liquidity than on yield. At December 31, 2006, approximately 57.7% of the portfolio is comprised of U.S. Government agencies and corporations, 16.2% in Mortgage Backed securities, 22.8% in State and Municipal securities and 3.3% in restricted investments. The term to maturity is limited to seven years for Treasury and Agency bonds and 10 years for Municipal bonds. Typically, investments in Agency bonds contain a call feature. These bonds generally have a somewhat higher yield. The average term to maturity of the portfolio as of December 31, 2006 was
4.7 years.

     Table 11 sets forth the carrying amount of investment securities as of the dates shown:

     TABLE 11. INVESTMENT SECURITIES

                                                       DECEMBER 31
                                               ---------------------------
                                                 2006      2005      2004
                                               -------   -------   -------
                                                       In thousands
Available for sale:
   U.S. Government agencies and corporations   $30,347   $34,235   $39,114
   State and municipal securities               12,020    12,415    12,264
   Mortgage-backed securities                    8,506     8,544     8,362
Restricted securities                            1,753     1,809     1,300
                                               -------   -------   -------
      Total                                    $52,626   $57,003   $61,040
                                               =======   =======   =======

     The Bank generally participates in the overnight federal funds sold market. Depending upon specific investing or funding strategies and/or normal fluctuations in loan and deposit balances, the Bank may need, on occasion, to purchase funds on an overnight basis. The average balance in federal funds sold decreased from $28,000 in 2005 to $27,000 in 2006. The continued lower federal funds sold balance is a direct result of the Bank being in a borrowed position to fund the excess of loan growth over deposit growth.

     See Note 3: Securities in the Notes to Consolidated Financial Statements for a comprehensive analysis of the securities portfolio.

DEPOSITS AND OTHER FUNDING SOURCES

     Total deposits were $233.1 million at December 31, 2006, an increase of $13.8 million or 6.3% over deposits at December 31, 2005. During the first quarter of 2006, the Bank offered an incentive program to all bank employees to generate deposits at all bank locations. This incentive program generated $6.2 million in new deposits for the Bank, of which approximately $4.0 million was in other time deposits and rate sensitive jumbo certificates of deposit. During the fourth quarter of 2006, another incentive program was offered to all bank employees which generated over $4.7 million in new deposits. Another factor contributing to the increase in other time deposits and rate sensitive jumbo certificates of deposit are the competitive rates the Bank was offering on its certificates of deposit during 2006. In our Washington County, Maryland market area, there have been a number of bank mergers and CNB has benefited from these mergers with the increased volume of new deposit accounts. The Bank's Washington County, Maryland branch has grown $6.0 million in deposits since December 31, 2005. Although interest-bearing demand deposits show a decrease of $2.4 million for 2006, core interest-bearing demand deposits actually grew $600,000 offset by a $3.0 million decrease in two public fund deposit relationships which operate in the Bank's market area.

     Average deposits showed a $13.4 million, or 6.3% growth, to $228.0 million in 2006. Deposits at the Hedgesville branch totaled $19.8 million at December 31, 2006, a decrease of $1.0 million over December 31, 2005. Deposits at the Martinsburg branch totaled $23.8 million at December 31, 2006, a decrease of $2.1 million over December 31, 2005, which is the direct result of a decrease of $2.5 million in the balances of the large public fund deposit account. Deposits at the Spring Mills branch totaled $5.9 million at December 31, 2006, an increase of $3.3 million over December 31, 2005.

     The Bank has continued to experience a change in the deposit account mix during 2006. Noninterest-bearing deposits grew only slightly by $82,000 or .2%, during 2006. At December 31, 2006, noninterest-bearing deposits represented 18.3% of total deposits, compared to 19.5% for 2005. Average noninterest-bearing deposits increased 8.6% from $40.3 million in 2005 to $43.8 million in 2006. The growth in noninterest-bearing deposits is attributable to steady growth during the first three quarters of 2006 but a substantial decrease in the last quarter of 2006. This decrease was a result of customers transferring excess funds into short term certificates of deposit with attractive rates.

     Interest-bearing deposits increased by $13.7 million or 7.8% to $190.3 million at December 31, 2006. Interest-bearing checking deposits decreased by $2.4 million in 2006, while, the average interest-bearing checking deposits only decreased $266,000. Included in this category are NOW accounts and Money Market accounts. The Bank's deposit runoff is primarily due to the decrease in the deposits of the two large public fund depositors. The higher average balance growth in deposits is due to the consistent level of growth for the entire year of 2006. While the average savings deposits decreased $1.8 million or 5.4% to $30.6 million in 2006, actual savings accounts decreased $4.8 million at December 31, 2006 to $27.5 million. The difference between the decrease in average savings deposits and actual savings deposits is due to the increase in the runoff of savings accounts in the last quarter of 2006 due to depositors investing in short term certificates of deposit carrying attractive rates. The Bank's largest source of interest-bearing funds is certificates of deposit. These accounts totaled $110.2 million at December 31, 2006, an increase of $20.9 million or 23.3%. This substantial increase is primarily due to customers shifting their deposit dollars from noninterest bearing checking and interest bearing savings accounts to higher interest bearing certificates of deposit. The Bank featured two certificates of deposit throughout 2006 and in the last quarter of 2006 there was an additional focus on short term certificates of deposit with 91 day and 6 month terms. The two featured certificates of deposit throughout 2006 were the 27-month nonrenewable Certificate of Deposit which began in October 2005 and the new 14 month nonrenewable Certificate of Deposit. The Bank's 27-month nonrenewable

Certificate of Deposit allows the customer to withdraw all of the CD on the fifteen month anniversary date without penalty. Although no deposits may be made to these CD's, both CD's offered attractive rates and became the certificates of choice for bank customers.

     Table 12 is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2006:

TABLE 12. MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

                             AMOUNT    PERCENT
                            --------   -------
                               In thousands
Three months or less        $  5,864     5.32%
Three through six months       8,456     7.67
Six through twelve months     28,328    25.70
Over twelve months            67,585    61.31
                            --------   ------
   Total                    $110,233   $  100%
                            ========   ======

CONTRACTUAL OBLIGATIONS

     Table 13 shows the Bank's significant contractual obligations as of December 31, 2006:

                             PAYMENTS DUE BY PERIOD

                                                         LESS
                                                         THAN                              MORE THAN
                                             TOTAL      1 YEAR    1-3 YEARS   4-5 YEARS     5 YEARS
                                          ----------   --------   ---------   ---------   ----------
Purchase obligations                      $  130,263   $130,263    $    --     $    --    $       --
Other long-term liabilities
   reflected on the registrant's
   balance sheet under GAAP
      Supplemental retirement liability       97,924         --         --      17,500        80,424
      Pension liability                    1,494,404         --         --          --     1,494,404
      401k liability                          66,006     66,006         --          --            --
      Deferred compensation                  853,958      5,828      4,780          --       843,350
      Post retirement liability              187,560     22,933     53,311      46,655        64,661
                                          ----------   --------    -------     -------    ----------
Total contractual obligations             $2,830,115   $225,030    $58,091     $64,155    $2,482,839
                                          ==========   ========    =======     =======    ==========

CAPITAL RESOURCES

     The Bank remains well capitalized. Total shareholders' equity at December 31, 2006 of $20.3 million represents 7.4% of total assets. This compares to $19.0 million or 7.3%, at December 31, 2005. Included in capital at December 31, 2006 is $655,000 of unrealized losses on available for sale securities and $1.1 million unrecognized pension costs, both net of deferred income taxes. At December 31, 2005, the Bank had unrealized losses on available for sale securities of $756,000 and $516,000 minimum pension liability adjustment, both net of deferred income taxes. Such unrealized gains and losses on the investment portfolio are recorded net of related deferred taxes and are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact will result, however, unless the securities are actually sold.

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

RETURN ON EQUITY AND ASSETS

     Table 14 shows consolidated operating and capital ratios for the periods indicated:

TABLE 14. OPERATING AND CAPITAL RATIOS

                                          YEARS ENDED
                                          DECEMBER 31,
                                         -------------
                                          2006    2005
                                         -----   -----
Return on average assets                  0.92%   1.00%
Return on average equity                 12.46   12.91
Dividend payout ratio                    28.57   26.97
Average equity to average assets ratio    7.35    7.76

LIQUIDITY AND INTEREST RATE SENSITIVITY

     The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold. At December 31, 2006, these sources totaled $50.9 million, or 18.4% of total assets. In addition, liquidity may be generated through loan repayments, over $7.5 million of available borrowing arrangements with correspondent banks and available collateralized borrowings from the Federal Home Loan Bank. At December 31, 2006, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $3.6 million of cash from operations in 2006, which compares to $4.1 million in 2005 and $2.2 million in 2004. Additional cash of $13.8 million, $19.9 million and $19.2 million was generated through net financing activities in 2006, 2005 and 2004, respectively. These proceeds along with proceeds from the sales and maturities of investment securities were used to fund loans and purchase securities during each year. Net cash used in investing activities totaled $20.1 million in 2006 compared to $24.0 million in 2005 and $19.1 million in 2004. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

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

TABLE 15. INTEREST SENSITIVITY ANALYSIS

                                                                     DECEMBER 31, 2006
                                                                INTEREST SENSITIVITY PERIOD
                                         -------------------------------------------------------------------------
                                           2007     2008       2009       2010       2011     THEREAFTER    TOTAL    FAIR VALUE
                                         -------  --------   --------   --------   --------   ----------  --------   ----------
                                                                              In thousands
Rate sensitive assets
Loans, net of unearned interest          $80,532  $ 16,879   $ 17,010   $ 13,281   $ 13,764    $ 62,855   $204,319    $203,467
   Average interest rate                    6.35%     6.79%      6.63%      6.70%      6.75%       7.25%      6.65%
Securities                                 2,499       830        934      3,442      3,547      39,623     50,873      50,873
   Average interest rate                    5.00%     4.81%      4.73%      4.70%      4.69%       4.70%      4.77%
                                         -------  --------   --------   --------   --------    --------   --------
   Total interest sensitive assets       $83,031  $ 17,708   $ 17,943   $ 16,722   $ 17,310    $102,478   $255,192
                                         =======  ========   ========   ========   ========    ========   ========
Interest sensitive liabilities
Non-interest-bearing deposits            $ 4,275  $  4,275   $  4,275   $  4,275   $  4,275    $ 21,376     42,752    $ 42,752
   Average interest rate                      --%       --%        --%        --%        --%         --%        --%
Savings and interest-bearing checking      8,010     8,010      8,010      8,010      8,010      40,049     80,098      80,098
   Average interest rate                    1.85%     1.85%      1.85%      1.85%      1.85%       1.85%      1.85%
Time deposits                             42,648    37,953     19,278      5,174      5,180          --    110,233     113,762
   Average interest rate                    5.00%     5.15%      4.60%      4.50%      4.80%         --%      4.80%
                                         -------  --------   --------   --------   --------    --------   --------
   Total interest sensitive liabilities  $54,933  $ 50,238   $ 31,563   $ 17,459   $ 17,465    $ 61,425   $233,083
                                         =======  ========   ========   ========   ========    ========   ========
GAP                                      $28,098  $(32,530)  $(13,620)  $   (737)  $   (155)   $ 41,053
Cumulative GAP                           $28,098  $ (4,432)  $(18,052)  $(18,789)  $(18,943)   $ 22,110
GAP to sensitive assets ratio              11.01%   (12.75)%    (5.34)%    (0.29)%    (0.06)%     16.09%
Cumulative GAP to sensitive
   assets ratio                            11.01%    (1.74)%    (7.07)%    (7.36)%    (7.42)%      8.66%
GAP to total assets ratio                  10.18%   (11.78)%    (4.93)%    (0.27)%    (0.06)%     14.87%
Cumulative GAP to total assets ratio       10.18%    (1.61)%    (6.54)%    (6.81)%    (6.86)%      8.01%

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

     A comparison of the carrying value of the Bank's financial instruments to their estimated fair value as of December 31, 2006 and December 31, 2005 is disclosed in Note 22: Fair Value of Financial Instruments in the Notes to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Interest Rate Sensitivity" in Item 7 hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

CNB Financial Services, Inc. and Subsidiary
   Independent Registered Public Accounting Firm Report....................   30
   Consolidated Balance Sheets.............................................   31
   Consolidated Statements of Income.......................................   32
   Consolidated Statements of Stockholders' Equity.........................   33
   Consolidated Statements of Cash Flows...................................   34
   Notes to Consolidated Financial Statements..............................   35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
CNB Financial Services, Inc.
Berkeley Springs, West Virginia

          We have audited the accompanying consolidated statements of financial condition of CNB Financial Services, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of CNB Financial Services, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Financial Services, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

          As described in Notes 1 and 11 to the financial statements, CNB Financial Services, Inc. changed its method of accounting for its pension plan in 2006 as required by the provisions of Statement Financial Accounting Standard No. 158.


                                        /s/ SMITH ELLIOTT KEARNS & COMPANY, LLC

Hagerstown, Maryland

February 22, 2007

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2006 AND 2005

                                                        2006          2005
                                                    ------------   ------------
ASSETS
   Cash and due from banks                          $  7,358,773   $ 10,085,252
   Federal funds sold                                      9,000         38,000
   Securities available for sale
      (at approximate market value)                   50,873,335     55,194,216
   Federal Home Loan Bank stock, at cost               1,753,000      1,669,900
   Federal Reserve Bank stock, at cost                        --        138,650
   Loans and leases receivable, net                  204,318,993    180,207,390
   Accrued interest receivable                         1,354,041      1,230,777
   Premises and equipment, net                         6,327,294      6,601,463
   Deferred income taxes                               1,482,166      1,159,595
   Cash surrender value of life insurance              1,394,521      1,279,690
   Intangible assets                                     497,178        620,593
   Other assets                                          700,240        727,896
                                                    ------------   ------------
      TOTAL ASSETS                                  $276,068,541   $258,953,422
                                                    ============   ============
        LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
      Demand                                        $ 42,751,409   $ 42,669,886
      Interest-bearing demand                         52,549,478     54,900,737
      Savings                                         27,548,990     32,342,957
      Time, $100,000 and over                         37,760,199     30,659,767
      Other time                                      72,472,664     58,715,079
                                                    ------------   ------------
                                                    $233,082,740   $219,288,426
   Accrued interest payable                            1,071,990        611,512
   FHLB borrowings                                    18,500,000     17,800,000
   Accrued expenses and other liabilities              3,091,549      2,245,443
                                                    ------------   ------------
      TOTAL LIABILITIES                             $255,746,279   $239,945,381
                                                    ------------   ------------
SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000 shares
      authorized; 458,048 shares outstanding        $    458,048   $    458,048
   Capital surplus                                     4,163,592      4,163,592
   Retained earnings                                  17,421,402     15,658,134
   Accumulated other comprehensive income (loss)      (1,720,780)    (1,271,733)
                                                    ------------   ------------
      TOTAL SHAREHOLDERS' EQUITY                    $ 20,322,262   $ 19,008,041
                                                    ------------   ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $276,068,541   $258,953,422
                                                    ============   ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                        2006          2005         2004
                                                    -----------   -----------   -----------
INTEREST INCOME
   Interest and fees on loans                       $13,481,504   $11,110,517   $ 9,839,122
   Interest and dividends on securities:
      U.S. Government agencies and
         corporations                                 1,560,210     1,489,230     1,191,842
      Mortgage backed securities                        441,166       358,302       357,734
      State and political subdivisions                  403,097       417,242       273,249
      Dividend income                                    81,663        40,212        19,718
   Interest on FHLB deposits                             20,396         3,988         1,140
   Interest on federal funds sold                         1,317           797        32,677
                                                    -----------   -----------   -----------
                                                    $15,989,353   $13,420,288   $11,715,482
                                                    -----------   -----------   -----------
INTEREST EXPENSE
   Interest on interest bearing demand,
      savings and time deposits                     $ 5,290,613   $ 3,551,774   $ 3,154,811
   Interest on FHLB borrowings                          978,243       298,287        14,622
                                                    -----------   -----------   -----------
                                                    $ 6,268,856   $ 3,850,061   $ 3,169,433
                                                    -----------   -----------   -----------
         NET INTEREST INCOME                        $ 9,720,497   $ 9,570,227   $ 8,546,049
PROVISION FOR LOAN LOSSES                               275,500       352,000       393,000
                                                    -----------   -----------   -----------
         NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES               $ 9,444,997   $ 9,218,227   $ 8,153,049
                                                    -----------   -----------   -----------
NONINTEREST INCOME
   Service charges on deposit accounts              $ 1,273,409   $ 1,227,521   $ 1,177,252
   Other service charges and fees                       470,101       391,099       294,535
   Trust fee income                                     199,348       174,900       140,114
   Insurance income                                          --       142,523       135,068
   Other operating income                                61,360        59,224        54,306
   Net gain (loss) on sale of securities                (37,271)      (16,165)      135,546
   Income from title company                             20,668        27,924        35,207
                                                    -----------   -----------   -----------
                                                    $ 1,987,615   $ 2,007,026   $ 1,972,028
                                                    -----------   -----------   -----------
NONINTEREST EXPENSES
   Salaries                                         $ 3,065,040   $ 3,061,375   $ 2,708,253
   Employee benefits                                  1,258,295     1,092,788       930,597
   Occupancy of premises                                509,945       436,247       377,322
   Furniture and equipment expense                      812,216       891,768       790,932
   Other operating expenses                           2,114,276     2,059,080     1,982,090
   Net (gain) loss on disposal of fixed assets           19,756            --           273
                                                    -----------   -----------   -----------
                                                    $ 7,779,528   $ 7,541,258   $ 6,789,467
                                                    -----------   -----------   -----------
         INCOME BEFORE INCOME TAXES                 $ 3,653,084   $ 3,683,995   $ 3,335,610
PROVISION FOR INCOME TAXES                            1,263,126     1,238,416       991,917
                                                    -----------   -----------   -----------
         INCOME FROM CONTINUING OPERATIONS          $ 2,389,958   $ 2,445,579   $ 2,343,693
                                                    -----------   -----------   -----------
         NET RESULTS FROM DISCONTINUED OPERATIONS
            OF CNB INSURANCE SERVICES, INC
            BEFORE INCOME TAXES                     $   124,157   $        --   $        --
PROVISION FOR INCOME TAXES                          $    45,453   $        --   $        --
                                                    -----------   -----------   -----------
         NET RESULTS OF DISCONTINUED OPERATIONS     $    78,704   $        --   $        --
                                                    -----------   -----------   -----------
         NET INCOME                                 $ 2,468,662   $ 2,445,579   $ 2,343,693
                                                    ===========   ===========   ===========
BASIC EARNINGS PER SHARE                            $      5.39   $      5.34   $      5.12
                                                    ===========   ===========   ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                                           ACCUMULATED
                                                                                              OTHER           TOTAL
                                                     COMMON      CAPITAL      RETAINED    COMPREHENSIVE   SHAREHOLDERS'
                                                      STOCK      SURPLUS      EARNINGS    INCOME (LOSS)       EQUITY
                                                    --------   ----------   -----------   -------------   -------------
BALANCE, DECEMBER 31, 2003                          $458,048   $3,863,592   $12,460,556    $  (213,255)    $16,568,941
                                                                                                           -----------
Comprehensive income:
      Net income for 2004                                 --           --     2,343,693             --       2,343,693
   Change in unrealized gains
      (losses) on securities available
      for sale (net of tax of $65,354)                    --           --            --       (106,630)       (106,630)
   Change in minimum pension liability
      adjustment (net of tax of $15,419)                  --           --            --        (25,159)        (25,159)
                                                                                                           -----------
Total Comprehensive Income                                                                                   2,211,904
                                                                                                           -----------
Cash dividends ($1.38 per share)                          --           --      (632,105)            --        (632,105)
                                                    --------   ----------   -----------    -----------     -----------
BALANCE, DECEMBER 31, 2004                          $458,048   $3,863,592   $14,172,144    $  (345,044)    $18,148,740
                                                                                                           -----------
Comprehensive income:
      Net income for 2005                                 --           --     2,445,579             --       2,445,579
      Transfer to capital surplus                         --      300,000      (300,000)            --              --
   Change in unrealized gains
      (losses) on securities available
      for sale (net of tax of $432,965)                   --           --            --       (706,418)       (706,418)
   Change in minimum pension liability
      adjustment (net of tax of $135,005)                 --           --            --       (220,271)       (220,271)
                                                                                                           -----------
Total Comprehensive Income                                                                                   1,518,890
                                                                                                           -----------
Cash dividends ($1.44 per share)                          --           --      (659,589)            --        (659,589)
                                                    --------   ----------   -----------    -----------     -----------
BALANCE, DECEMBER 31, 2005                          $458,048   $4,163,592   $15,658,134    $(1,271,733)    $19,008,041
                                                                                                           -----------
Comprehensive income:
      Net income for 2006                                 --           --     2,468,662             --       2,468,662
   Change in unrealized gains
      (losses) on securities available
      for sale (net of tax of $61,559)                    --           --            --        100,439         100,439
   Change in minimum pension liability
      adjustment (net of tax of $46,688)                  --           --            --         76,175          76,175
                                                                                                           -----------
Total Comprehensive Income                                                                                   2,645,276
                                                                                                           -----------
Adjustment to initially apply FASB
      Statement No. 158, (net of tax of $383,469)         --           --            --       (625,661)       (625,661)
Cash dividends ($1.54 per share)                          --           --      (705,394)            --        (705,394)
                                                    --------   ----------   -----------    -----------     -----------
BALANCE, DECEMBER 31, 2006                          $458,048   $4,163,592   $17,421,402    $(1,720,780)    $20,322,262
                                                    ========   ==========   ===========    ===========     ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                                 2006           2005           2004
                                                                             ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                $  2,468,662   $  2,445,579   $  2,343,693
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                            709,304        833,406        691,928
         Provision for loan losses                                                275,500        352,000        393,000
         Deferred income taxes                                                    (47,349)       (79,401)       (79,046)
         Net (gain) loss on sale and calls of securities                           37,271         16,165       (135,546)
         Loss on disposal and abandonment of fixed assets                          19,756             --            273
         Gain on sale of CNB Insurance Services, Inc                             (143,913)            --             --
         (Increase) in accrued interest receivable                               (123,264)      (188,204)      (169,388)
         (Increase) decrease in other assets                                     (131,488)       562,856       (713,422)
         Increase (decrease) in accrued interest payable                          460,478         67,961       (130,073)
         (Increase) in cash surrender value on life insurance in excess
            of premiums paid                                                      (56,009)       (51,946)       (44,665)
         Increase in accrued expenses and other liabilities                        58,413         31,265          1,465
         Amortization of deferred loan (fees) cost                                 60,439         64,778         25,490
         Amortization (accretion) of premium and discount on investments           15,803         63,184         62,601
                                                                             ------------   ------------   ------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                        $  3,603,603   $  4,117,643   $  2,246,310
                                                                             ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) in loans                                                    (24,447,542)   (25,704,586)    (2,252,891)
   Proceeds from sales of securities                                           12,218,693     37,026,097      6,391,436
   Proceeds from maturities, repayments and calls of securities                 2,675,837      2,711,425     13,152,311
   Purchases of securities                                                    (10,464,725)   (36,410,179)   (40,021,143)
   Purchases of Federal Home Loan Bank stock                                   (6,356,000)    (6,909,700)    (1,146,200)
   Purchases of Federal Reserve Bank stock                                             --         (9,000)            --
   Redemptions of Federal Reserve Bank stock                                      138,650             --             --
   Redemptions of Federal Home Loan Bank stock                                  6,272,900      6,409,600        842,100
   Purchases of premises and equipment and computer software                     (280,657)    (1,072,130)      (917,609)
   Proceeds from sale of CNB Insurance Services Inc                               153,332             --             --
   Investment in (return of capital from) title company                               332            575           (607)
   Net (increase) decrease in federal funds sold                                   29,000         53,000        (88,000)
   Premiums paid on life insurance                                                (58,822)       (58,822)       (58,822)
   Cash from acquired branch                                                           --             --      5,020,017
                                                                             ------------   ------------   ------------
            NET CASH (USED IN) INVESTING ACTIVITIES                          $(20,119,002)  $(23,963,720)  $(19,079,408)
                                                                             ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand and savings deposits                    $ (7,063,703)  $ 12,911,331   $ 20,904,756
   Net increase (decrease) in time deposits                                    20,858,017     (1,351,443)    (8,649,803)
   Net increase (decrease) in securities sold under repurchase agreement               --       (216,909)       216,909
   Net increase in FHLB borrowings                                                700,000      9,200,000      7,400,000
   Cash dividends paid                                                           (705,394)      (659,589)      (632,105)
                                                                             ------------   ------------   ------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                        $ 13,788,920   $ 19,883,390   $ 19,239,757
                                                                             ------------   ------------   ------------
            NET INCREASE (DECREASE) IN CASH AND CASH
               EQUIVALENTS                                                   $ (2,726,479)  $     37,313   $  2,406,659
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 10,085,252     10,047,939      7,641,280
                                                                             ------------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $  7,358,773   $ 10,085,252   $ 10,047,939
                                                                             ============   ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the year:
      Interest                                                               $  5,808,377   $  3,782,100   $  3,299,506
      Income taxes                                                           $  1,386,500   $  1,362,725   $  1,169,009
The Company acquired certain assets and liabilities associated with the
Hancock Branch of Fidelity Bank.  In conjunction with the acquisition, the assets acquired and liabilities assumed were as follows:
   Fair value of assets acquired                                             $         --   $         --   $  9,561,420
                                                                             ------------   ------------   ------------
   Fair value of liabilities assumed                                         $         --   $         --   $ 14,581,437
                                                                             ------------   ------------   ------------
   Liabilities assumed in excess of assets acquired (cash received)          $         --   $         --   $  5,020,017
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

     Citizens National Bank operated as a national banking association until October 16, 2006 at which time it became a West Virginia state chartered bank. Concurrent with the charter change, the bank began operating under the legal name of CNB Bank, Inc.

     CNB Bank, Inc. (the "Bank"), a wholly owned subsidiary of CNB, provides a variety of banking services to individuals and businesses through its two locations in Morgan County, West Virginia, three locations in Berkeley County, West Virginia and one location in Washington County, Maryland. Its primary deposit products are demand deposits and certificates of deposit, and its primary lending products are commercial business, real estate mortgage and installment loans.

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

     PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements of CNB Financial Services, Inc. include the accounts of the Company and its wholly owned subsidiary, CNB Bank, Inc. and CNB Insurance Services, Inc., a wholly owned subsidiary of the Bank. The financial statements of Morgan County Title Insurance Agency, LLC are not included in these consolidated financial statements. All significant intercompany transactions and balances have been eliminated.

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

     IMPAIRED LOANS:

     Impaired loans are defined as those loans for which it is probable that contractual amounts due will not be received. Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, requires that the measurement of impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Larger groups of small-balance loans such as residential mortgage and installment loans that are considered to be part of homogeneous loan pools are aggregated for the purpose of measuring impairment, and therefore, are not subject to these statements. Management has established a dollar-value threshold for commercial loans. The larger commercial loans are evaluated for impairment. No loans are considered to be impaired at December 31, 2006 and 2005.

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

     LOANS HELD FOR SALE:

     Mortgage loans held for sale are recorded at the lower of cost or market value. Gains and losses realized from the sale of loans and adjustments to market value are included in non-interest income. Mortgage loans are sometimes sold to the Federal Home Loan Mortgage Corporation (Freddie Mac), West Virginia Housing Development Fund, other secondary market investors and other commercial banks. Beginning in January 2007, all fixed rate mortgage loans will be sold to secondary market investors.

     INTANGIBLE ASSETS:

          Intangible assets represent the acquisition of customer lists, contracts and records in the amount of $66,267 by CNB Insurance Services, Inc. and the $780,616 premium from the purchase of core deposit relationships as part of the Hancock branch acquisition. The CNB Insurance Services, Inc. intangible assets were being amortized over four years on a straight line basis and the core deposit intangible relationships from the Hancock branch acquisition are being amortized over seven years on a straight line basis. As of June 1, 2006, the remaining unamortized balance of the intangible asset for CNB Insurance Services, Inc. amounting to $9,419 was included in the sale to Maiden Financial. See Note 16:
     Discontinued Operations in the Notes to Consolidated Financial Statements for additional discussion.

     LOAN SERVICING:

     The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans: product type, investor type, interest rate, term and geographic location. An analysis of the risk characteristics of CNB's loan servicing portfolio allows for all loans to be defined by one risk category. See Note 5: Loan Servicing in the Notes to Consolidated Financial Statements for additional discussion.

     INTEREST INCOME ON LOANS:

     Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on loans is discontinued at the time the loan becomes 90 days past due unless in management's judgment collectibility of interest is assured.

     NONPERFORMING/NONACCRUAL ASSETS:

     Nonperforming/nonaccrual assets consist of loans on which interest is no longer accrued, loans which have been restructured in order to allow the borrower the ability to maintain control of the collateral, real estate acquired by foreclosure and real estate upon which deeds in lieu of foreclosure have been accepted. Interest previously accrued but not collected on nonaccrual loans is reversed against current income when a loan is placed on a nonaccrual basis. Nonaccrual loans are restored to accrual status when all delinquent principal and interest become less than 90 days past due unless management determines the loan should remain on nonaccrual status.

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

     CASH AND CASH EQUIVALENTS:

     For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include all highly liquid debt instruments purchased with a maturity of three months or less except for federal funds sold. Those amounts are included in the balance sheet captions "Cash and Due From Banks." Included in "Cash and Due From Banks" are interest bearing deposits with FHLB in the amount of $3,118 and $207,835 at December 31, 2006 and 2005, respectively.

     EARNINGS AND DIVIDENDS PER SHARE:

     Basic earnings and dividends per share are computed on the basis of the weighted average number of 458,048 shares of common stock outstanding in 2006, 2005 and 2004.

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

     TRUST ASSETS:

     Assets held by CNB in a fiduciary or agency capacity are not included in the consolidated financial statements since such assets are not assets of CNB. In accordance with banking industry practice, income from fiduciary activities is generally recognized on the cash basis which is not significantly different from amounts that would have been recognized on the accrual basis.

     ADVERTISING COSTS:

     The Company expenses advertising costs in the period in which they are incurred. Advertising costs amounted to $173,792, $161,180 and $213,357 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

     CNB has elected to report its comprehensive income in the Consolidated Statements of Changes in Shareholders' Equity. The elements of "other comprehensive income" that CNB has are the unrealized gains or losses on available for sale securities, additional minimum pension liability adjustment and unrecognized pension costs.

     The components of the change in "other comprehensive income" were as follows:

                                                      2006        2005          2004
                                                   ---------   -----------   ---------
Additional pension liability adjustment
   arising during the year                         $(886,267)  $  (355,276)  $ (40,578)
Unrealized holding gains (losses) arising during
   the year                                          124,727    (1,155,548)    (36,438)
Reclassification adjustment for (gains) losses
   realized in net income                             37,271        16,165    (135,546)
                                                   ---------   -----------   ---------
Net unrealized holding gains
   (losses) before taxes                           $(724,269)  $(1,494,659)  $(212,562)
Tax effect                                           275,222       567,970      80,773
                                                   ---------   -----------   ---------
Net change                                         $(449,047)  $  (926,689)  $(131,789)
                                                   =========   ===========   =========

     RECENTLY ISSUED ACCOUNTING STANDARDS

     On March 17, 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets." The new Standard, which is an amendment to SFAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities.

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

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. CNB is currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on their consolidated financial position, results of operations and cash flows.

     On September 29, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", which amends SFAS No. 87 and SFAS No. 106 to require recognition of the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. Under SFAS No. 158, the measurement date - the date at which the benefit obligation and plan assets is measured - is required to be the company's fiscal year end. The recognition requirements of SFAS No. 158 are effective for publicly held companies for fiscal years ending after December 15, 2006. CNB has implemented SFAS No. 158 effective December 31, 2006 with the exception of the measurement date requirement. This requirement is effective for fiscal years ending after December 15, 2008. CNB does not anticipate early adoption of the measurement date requirement.

     In July 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. CNB will adopt FIN 48 for the year beginning January 1, 2007 and is evaluating the impact on its financial statements.

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

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." The fair value option established by this SFAS permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This SFAS is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the fiscal year that begins before November 15, 2007 provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements." CNB is currently evaluating the potential impact, if any, of the adoption of SFAS No. 159 on their consolidated financial position, results of operations and cash flows.

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

     The following represents the limited liability company's financial information:

                    MORGAN COUNTY TITLE INSURANCE AGENCY, LLC
                        STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)
                           DECEMBER 31, 2006 AND 2005

                               2006     2005
                              ------   ------
ASSETS
   Cash                       $3,415   $4,356
                              ------   ------
      TOTAL ASSETS            $3,415   $4,356
                              ======   ======
MEMBERS' EQUITY               $3,415   $4,356
                              ------   ------
      TOTAL MEMBERS' EQUITY   $3,415   $4,356
                              ======   ======

                    MORGAN COUNTY TITLE INSURANCE AGENCY, LLC
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                             2006       2005       2004
                           --------   --------   --------
INCOME
   Insurance commissions   $101,084   $122,148   $185,154
                           --------   --------   --------
      TOTAL INCOME         $101,084   $122,148   $185,154
                           --------   --------   --------
EXPENSES
   Management fees         $ 32,300   $ 37,500   $ 72,328
   Other expenses             6,725        874      8,806
                           --------   --------   --------
      TOTAL EXPENSES       $ 39,025   $ 38,374   $ 81,134
                           --------   --------   --------
      NET INCOME           $ 62,059   $ 83,774   $104,020
                           ========   ========   ========

                    MORGAN COUNTY TITLE INSURANCE AGENCY, LLC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                   2006       2005        2004
                                                 --------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                       $ 62,059   $ 83,774   $ 104,020
                                                 --------   --------   ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES     $ 62,059   $ 83,774   $ 104,020
                                                 --------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Profit and capital distributed                $(63,000)  $(85,500)  $(103,800)
                                                 --------   --------   ---------
      NET CASH (USED IN) FINANCING ACTIVITIES    $(63,000)  $(85,500)  $(103,800)
                                                 --------   --------   ---------
      NET INCREASE IN CASH AND CASH
         EQUIVALENTS                             $   (941)  $ (1,726)  $     220
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR      4,356      6,082       5,862
                                                 --------   --------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR         $  3,415   $  4,356   $   6,082
                                                 ========   ========   =========

NOTE 3. SECURITIES

     The amortized cost and estimated market value of debt securities at December 31, 2006 and 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities are summarized as follows:

                                                                       2006                                WEIGHTED
                                           -----------------------------------------------------------     AVERAGE
                                                            GROSS           GROSS          ESTIMATED        TAX
                                            AMORTIZED    UNREALIZED       UNREALIZED         FAIR         EQUIVALENT
                                               COST         GAINS           LOSSES           VALUE          YIELD
                                           -----------   ----------       ----------      -----------     ----------
Available for sale:
   U.S. Government agencies
      and corporations
      After 1 but within 5 years           $24,562,491     $    --       $  634,791       $23,927,700      4.17%
      After 5 but within 10 years            6,486,929       2,059           69,338         6,419,650      5.06
                                           -----------     -------       ----------       -----------
                                           $31,049,420     $ 2,059       $  704,129       $30,347,350      4.35%
                                           -----------     -------       ----------       -----------
   States and political subdivisions
      Within one year                      $   840,774     $    --       $    4,922       $   835,852      2.78%
      After 1 but within 5 years             1,850,578       3,003           34,366         1,819,215      3.24
      After 5 but within 10 years            9,527,281          10          162,575         9,364,716      3.50
                                           -----------     -------       ----------       -----------
                                           $12,218,633     $ 3,013       $  201,863       $12,019,783      3.41%
                                           -----------     -------       ----------       -----------
   Mortgage backed securities              $ 8,662,318     $ 6,841       $  162,957       $ 8,506,202      4.99%
                                           -----------     -------       ----------       -----------
Total securities available for sale        $51,930,371     $11,913       $1,068,949       $50,873,335      4.24%
                                           ===========     =======       ==========       ===========
Restricted:
   Federal Home Loan Bank stock            $ 1,753,000     $    --       $       --       $ 1,753,000      5.25%
                                           ===========     =======       ==========       ===========




                                                                         2005                             WEIGHTED
                                           --------------------------------------------------------------  AVERAGE
                                                             GROSS          GROSS           ESTIMATED        TAX
                                            AMORTIZED     UNREALIZED      UNREALIZED          FAIR        EQUIVALENT
                                              COST           GAINS          LOSSES            VALUE         YIELD
                                           -----------    -----------     -----------      -----------    ---------
Available for sale:
    U.S. Government agencies
      and corporations
      After 1 but within 5 years           $16,826,758      $   225      $   485,392      $16,341,591      4.10%
      After 5 but within 10 years           18,217,740         --            324,090       17,893,650      4.77
                                           -----------      -------      -----------      -----------
                                           $35,044,498      $   225      $   809,482      $34,235,241      4.45%
                                           -----------      -------      -----------      -----------

    States and political subdivisions
      After 1 but within 5 years           $ 2,641,897      $ 1,376      $    52,169      $ 2,591,104      3.04%
      After 5 but within 10 years            9,980,628        4,224          160,963        9,823,889      3.51
                                           -----------      -------      -----------      -----------
                                           $12,622,525      $ 5,600      $   213,132      $12,414,993      3.41%
                                           -----------      -------      -----------      -----------

    Mortgage backed securities             $ 8,746,228      $  --        $   202,246      $ 8,543,982      4.72%
                                           -----------      -------      -----------      -----------


Total securities available for sale        $56,413,251      $ 5,825      $ 1,224,860      $55,194,216      4.26%
                                           ===========      =======      ===========      ===========

Restricted:
    Federal Reserve Bank stock             $   138,650      $  --        $      --        $   138,650      6.00%
    Federal Home Loan Bank stock             1,669,900         --               --          1,669,900      3.00
                                           -----------      -------      -----------      -----------
Total restricted investments               $ 1,808,550      $  --        $      --        $ 1,808,550      3.23%
                                           ===========      ======      ===========      ===========


     The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $37,066,060 at December 31, 2006 and $40,610,746 at December 31, 2005.

     Proceeds from sales of securities available for sale (excluding maturities and calls) for the years ended December 31, 2006, 2005 and 2004 were $12,218,693, $37,026,097 and $6,391,436, respectively. Gross gains and
     (losses) of $27,291 and $(65,000) in 2006, $145,013 and $(161,178) in 2005,
     and $135,546 and $(0) in 2004 were realized on the respective sales.

     The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005, respectively.

                                                                        2006
                                   -----------------------------------------------------------------------------
                                     LESS THAN 12 MONTHS        12 MONTHS OR MORE                TOTAL
                                   -----------------------   ------------------------   ------------------------
                                      FAIR      UNREALIZED      FAIR       UNREALIZED      FAIR       UNREALIZED
DESCRIPTION OF SECURITIES             VALUE       LOSSES        VALUE        LOSSES        VALUE        LOSSES
-------------------------          ----------   ----------   -----------   ----------   -----------   ----------
U.S. Government agencies
   and corporations                $        --   $     --     $29,352,749   $  704,129   $29,352,749   $  704,129
State and political subdivisions       985,973      5,087      10,415,625      196,776    11,401,598      201,863
Mortgage backed securities           1,235,741      1,581       6,402,302      161,376     7,638,043      162,957
                                   -----------   --------     -----------   ----------   -----------   ----------
Total temporarily impaired
   securities                      $ 2,221,714   $  6,668     $46,170,676   $1,062,281   $48,392,390   $1,068,949
                                   ===========   ========     ===========   ==========   ===========   ==========

                                                                        2005
                                   -----------------------------------------------------------------------------
                                     LESS THAN 12 MONTHS        12 MONTHS OR MORE                TOTAL
                                   -----------------------   ------------------------   ------------------------
                                      FAIR      UNREALIZED      FAIR       UNREALIZED      FAIR       UNREALIZED
DESCRIPTION OF SECURITIES             VALUE       LOSSES        VALUE        LOSSES        VALUE        LOSSES
-------------------------          ----------   ----------   -----------   ----------   -----------   ----------
U.S. Government agencies
   and corporations                $18,797,616   $281,814     $13,938,525   $  527,668   $32,736,141   $  809,482

State and political subdivisions     9,722,997    134,731       2,531,396       78,401    12,254,393      213,132

Mortgage backed securities           4,418,522     69,934       4,125,462      132,312     8,543,984      202,246
                                   -----------   --------     -----------   ----------   -----------   ----------

Total temporarily impaired
   securities                      $32,939,135   $486,479     $20,595,383   $  738,381   $53,534,518   $1,224,860
                                   ===========   ========     ===========   ==========   ===========   ==========




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

     At December 31, 2006, there were 107 available for sale securities that have unrealized losses with aggregate depreciation of 2.2% from the securities amortized cost basis. The unrealized losses relate principally to government obligations. In analyzing the issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. Since the securities are primarily government bonds or agency issues and management has the ability to hold the securities until maturity or until such a time that the market value has recovered the unrealized losses, management determined that no declines are deemed to be other-than-temporary.

NOTE 4. LOANS AND LEASES RECEIVABLE

     Major classifications of loans at December 31, 2006 and 2005 were as follows:

                                     2006           2005
                                 ------------   ------------
Loans:
   Real estate                   $143,766,546   $125,722,303
   Commercial real estate          36,966,855     29,492,744
   Consumer                        15,933,470     16,801,986
   Commercial                       9,172,160      9,314,491
   Overdrafts                         163,469        356,329
                                 ------------   ------------
                                 $206,002,500   $181,687,853
Leases:                               123,733        144,869
                                 ------------   ------------
                                 $206,126,233   $181,832,722
Net deferred loan fees, costs,
    premiums and discounts            324,283        396,798
Allowance for loan losses          (2,131,523)    (2,022,130)
                                 ------------   ------------
                                 $204,318,993   $180,207,390
                                 ============   ============

     At December 31, 2006, approximately $93,841,000 or 51.9% of the real estate loans had fixed rates of interest and $86,893,000 or 48.1% had adjustable rates of interest.

     An analysis of the allowance for loan losses was as follows:

                             2006         2005         2004
                          ----------   ----------   ----------
Balance, beginning        $2,022,130   $1,807,449   $1,607,763
   Provision charged to
      operations             275,500      352,000      393,000
   Recoveries                151,513      168,413      158,850
   Loans charged off        (317,620)    (305,732)    (352,164)
                          ----------   ----------   ----------
Balance, ending           $2,131,523   $2,022,130   $1,807,449
                          ==========   ==========   ==========

     Loans are placed on nonaccrual status at the time the loan becomes 90 days past due, unless in management's judgment collectibility is assured. A summary of nonperforming loans is as follows:

                                           DECEMBER 31,
                                       -------------------
                                         2006       2005
                                       --------   --------
Nonaccrual  loans                      $402,014   $789,684
Loans past due 90 days or more still
   accruing interest                      4,942         --
                                       --------   --------
   Total                               $406,956   $789,684
                                       ========   ========

     The contractual amount of interest that would have been recorded on nonaccrual loans during 2006 and 2005 was $19,455 and $48,044, respectively. The amount of interest income that was recorded on nonaccrual loans during 2006 and 2005 was $19,549 and $20,832, respectively.

     The Bank is not committed to lend additional funds to debtors whose loans are nonperforming or on nonaccrual status.

     The Bank has no loans which are considered to be impaired at December 31, 2006 and 2005.

NOTE 5. LOAN SERVICING

     Mortgage loans serviced for others are not included in the accompanying financial statements. The unpaid principal balances of mortgage loans serviced for others were $3,610,043 and $3,670,323 at December 31, 2006 and 2005, respectively.

     Custodial balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $16,080 and $48,288 at December 31, 2006 and 2005, respectively.

     The Bank did not capitalize any mortgage servicing rights in 2006, 2005 or 2004. Amortization of mortgage servicing rights was $0 in 2006, 2005 and 2004, respectively. There were no mortgage servicing rights at December 31, 2006 and 2005.

NOTE 6. PREMISES AND EQUIPMENT

     Major classifications of premises and equipment at December 31 were as follows:

                                          2006         2005
                                       ----------   ----------
Land and land improvements             $2,072,388   $2,072,388
Banking house - Main                    1,504,751    1,491,251
Banking house - Valley Road branch        547,936      547,936
Banking house - Hedgesville branch        770,643      766,743
Banking house - Martinsburg branch        697,006      697,006
Banking house - Hancock branch            230,999      230,999
Banking house - Spring Mills branch       885,697      882,844
Bank owned automobiles                     41,657       37,228
Furniture, fixtures and equipment       2,889,032    2,848,095
                                       ----------   ----------
                                       $9,640,109   $9,574,490
   Less accumulated depreciation        3,312,815    2,973,027
                                       ----------   ----------
                                       $6,327,294   $6,601,463
                                       ==========   ==========

     Depreciation expense amounted to $505,421, $462,198 and $370,056 in 2006, 2005 and 2004, respectively.

     The Bank purchased a parcel of land in Falling Waters, Berkeley County, West Virginia on December 15, 2003 for $503,261 to construct a new branch facility. Construction on the new branch facility began in August 2004 and was completed in April 2005. On April 27, 2005, the new branch building opened.

     Computer software, net of accumulated amortization, included in the statement of financial condition caption "Other Assets" amounted to $101,733 and $167,212 at December 31, 2006 and 2005, respectively.
     Amortization expense on computer software amounted to $89,887, $253,744 and $255,518 in 2006, 2005 and 2004, respectively.

NOTE 7. INTANGIBLE ASSETS

     Amortized intangible assets representing customer lists, contracts and records acquired by CNB Insurance Services, Inc. had a carrying amount of $66,267 and accumulated amortization of $54,370 at December 31, 2005. On June 1, 2006, CNB Insurance Services, Inc. was sold along with its customer lists which had a remaining unamortized cost of $9,419. See Note 16:
     Discontinued Operations in the Notes to Consolidated Financial Statements for further discussion on the sale. These intangibles were being amortized on a straight line basis.

     Amortized intangible asset representing the $780,616 premium from the purchase of core deposit relationships as part of the Hancock branch acquisition has accumulated amortization of $283,438 and $171,921 at December 31, 2006 and 2005, respectively. This core deposit intangible asset from the Hancock branch acquisition is being amortized over seven years on a straight line basis.

     Amortization expense on intangible assets amounted to $113,995, $117,465 and $66,354 in 2006, 2005 and 2004, respectively.

     The estimated amortization expense for the next five succeeding years will be:

2007   $111,516
2008   $111,516
2009   $111,516
2010   $111,516
2011   $ 51,114

NOTE 9. TIME DEPOSITS

     At December 31, 2006, the scheduled maturities of time deposits are as follows:

         TIME DEPOSITS       ALL TIME
       $100,000 AND OVER     DEPOSITS
       -----------------   ------------
2007      $14,844,280        42,648,255
2008       14,067,636        37,953,126
2009        6,382,727        19,277,922
2010        1,027,329         5,173,594
2011        1,438,227         5,179,966
          -----------      ------------
          $37,760,199      $110,232,863
          ===========      ============

NOTE 9. FEDERAL HOME LOAN BANK BORROWINGS

                                         DECEMBER 31,
                                  -------------------------
                                     2006          2005
                                  -----------   -----------
Federal Home Loan Bank advances   $18,500,000   $17,800,000

     CNB Bank, Inc. is a member of the Federal Home Loan Bank of Pittsburgh ("FHLB") and, as such, can take advantage of the FHLB program for overnight and term advances at published daily rates. At December 31, 2006, the Bank only has term advances with FHLB. FHLB term advances mature within one year and carry an interest rate of 5.4% at December 31, 2006. Under the terms of a blanket collateral agreement, term advances from the FHLB are collateralized by qualifying mortgages and U.S. Government agencies and mortgage-backed securities. In addition, all of the Bank's stock in the FHLB is pledged as collateral for such debt. Term advances available under this agreement are limited by available and qualifying collateral and the amount of FHLB stock held by the borrower.

                                         2006          2005
                                      -----------   -----------
Maximum balance outstanding           $27,500,000   $17,800,000
   at any month-end during the year
Average balance for the year           18,730,712     8,212,740
Weighted average rate for the year           5.13%        3.55%
Weighted average rate at year-end            5.40%        4.20%

NOTE 10. UNUSED LINES OF CREDIT

     The Bank entered into an open-ended unsecured line of credit with Mercantile Safe Deposit and Trust Company for $3,000,000 for federal fund purchases. Funds issued under this agreement are at the Mercantile Safe Deposit and Trust Company federal funds rate effective at the time of borrowing. The line matures October 4, 2007 and has a compensating balance requirement of $250,000. The Bank had not drawn on these funds at December 31, 2006. The Bank entered into a line of credit with SunTrust Bank for

     $4,500,000 for federal fund purchases. Funds issued under this agreement are at the SunTrust Bank federal funds rate effective at the time of borrowing. The Bank had not drawn on these funds at December 31, 2006.

NOTE 11. PENSION PLAN

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

     The following table sets forth information about the Bank's plan as of October 31:

                                                            2006          2005         2004
                                                        -----------   -----------   ----------
Change in benefit obligation:
   Benefit obligation at
      beginning of year                                 $ 4,186,024   $ 3,423,734   $3,269,219
   Adjustment for plan changes                                   --       106,789           --
   Service cost                                             232,392       162,067      144,323
   Interest cost                                            248,471       229,400      200,152
   Actuarial (gain) loss                                    346,984       428,791       47,693
   Benefits paid                                           (154,189)     (164,757)    (237,653)
                                                        -----------   -----------   ----------
   Benefit obligation at end of
      year                                              $ 4,859,682   $ 4,186,024   $3,423,734
                                                        -----------   -----------   ----------
CHANGE IN PLAN ASSETS:
   Fair value of plan assets at
      beginning of year                                 $ 2,760,085   $ 2,427,640   $2,246,999
   Actual return on plan assets                             346,212       212,052      198,364
   Employer contribution                                    413,170       285,150      249,348
   Administrative expenses                                       --            --      (29,418)
   Benefits paid                                           (154,189)     (164,757)    (237,653)
                                                        -----------   -----------   ----------
   Fair value of plan assets
      at end of year                                    $ 3,365,278   $ 2,760,085   $2,427,640
                                                        -----------   -----------   ----------
Funded status                                           $(1,494,404)  $(1,425,939)  $ (996,094)
Unrecognized net actuarial
   (gain) loss                                            1,578,504     1,464,092    1,054,208
Unrecognized prior service
   cost                                                     139,910        98,574           --
                                                        -----------   -----------   ----------
   Prepaid (accrued) benefit cost                       $   224,010   $   136,727   $   58,114
                                                        ===========   ===========   ==========
ADDITIONAL INFORMATION
Increase (decrease) in minimum liability included
   in other comprehensive income (prior to adjustment
   to implement SFAS No. 158)                           $  (122,863)  $   355,276   $   40,578

                                                                2006         2005        2004
                                                            -----------   ---------   ---------
WEIGHTED AVERAGE ASSUMPTIONS USED TO
   DETERMINE BENEFIT OBLIGATIONS AS OF OCTOBER 31:
      Discount rate                                                5.75%       5.75%        6.5%
      Expected return on plan
         assets                                                     8.0%        8.5%        8.5%
      Rate of compensation increase                                 3.5%        3.0%        3.5%
WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE
   NET PERIODIC BENEFIT COST FOR YEARS ENDED OCTOBER 31:
      Discount rate                                                5.75%        6.5%        6.5%
      Expected return on plan
         assets                                                     8.5%        8.5%        8.5%
      Rate of compensation increase                                 3.0%        3.5%        3.5%
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION
   CONSIST OF:
      Accrued benefit cost                                  $(1,494,404)  $(793,994)  $(418,757)
      Intangible assets                                              --      98,574          --
      Accumulated other comprehensive income                  1,718,414     832,147     476,871
                                                            -----------   ---------   ---------
      Net amount recognized                                 $   224,010   $ 136,727   $  58,114
                                                            ===========   =========   =========

The accumulated benefit obligation for the defined benefit pension plan was $3,990,462 and $3,554,079 at October 31, 2006 and October 31, 2005,
respectively.

COMPONENTS OF NET PERIODIC COST:
   Service cost                          $ 232,392   $ 162,067   $ 136,170
   Interest cost                           248,471     229,400     207,304
   Expected return on plan assets         (248,419)   (230,617)   (224,567)
   Amortization of prior service costs      12,344       8,215       2,753
   Recognized net actuarial loss            81,099      37,472      18,736
                                         ---------   ---------   ---------
      Net periodic plan cost             $ 325,887   $ 206,537   $ 140,396
                                         =========   =========   =========

                   INCREMENTAL EFFECT OF APPLYING SFAS NO. 158
         ON INDIVIDUAL LINE ITEMS IN THE STATEMENT OF FINANCIAL POSITION
                                DECEMBER 31, 2006

                                 BEFORE                          AFTER
                             APPLICATION OF                 APPLICATION OF
                              SFAS NO. 158    ADJUSTMENTS    SFAS NO. 158
                             --------------   -----------   --------------
Intangible asset              $    139,910     $(139,910)    $         --
Deferred tax asset            $    269,528     $ 383,469     $    652,997
Total assets                  $275,824,982     $ 243,559     $276,068,541

Pension liability             $    625,184     $ 869,220     $  1,494,404
Total liabilities             $254,877,059     $ 869,220     $255,746,279

Total OCI - pension           $   (439,756)    $(625,661)    $ (1,065,417)
Total stockholders' equity    $ 20,947,923     $(625,661)    $ 20,322,262

PLAN ASSETS

                                                  PERCENTAGE
                                                   OF PLAN
                                                  ASSETS AT
                         TARGET     ALLOWABLE    OCTOBER 31,
                       ALLOCATION   ALLOCATION   -----------
                          2006         RANGE     2006   2005
                       ----------   ----------   ----   ----
Plan assets
   Equity securities       75%       40 - 80%     74%    73%
   Debt securities         25%       20 - 40%     20%    22%
   Real estate              0%             0%      0%     0%
   Other                    0%         3 -10%      6%     5%
                                                 ---    ---
   Total                                         100%   100%
                                                 ===    ===

     INVESTMENT POLICY AND STRATEGY

     The policy, as established by the Pension Committee, is to invest in assets per the target allocations stated above. The assets will be reallocated periodically to meet the above target allocations. The investment policy will be reviewed periodically, under the advisement of a certified investment advisor, to determine if the policy should be changed.

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

     In order to achieve a prudent level of portfolio diversification, the securities of any one company should not exceed more than 10% of the total plan assets, and no more than the 25% of total plan assets should be invested in any one industry (other than securities of U.S. Government or agencies). Additionally, no more than 20% of the plan assets shall be invested in foreign securities (both equity and fixed).

     DETERMINATION OF EXPECTED LONG-TERM RATE OF RETURN

     The expected long-term rate of return for the plan's total assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class.

CASH FLOWS
Expected contributions for fiscal year ending October 31, 2007
      Expected employer contributions                            $  421,380
      Expected employee contributions                            $       --
Estimated future benefit payments reflecting expected
   future service for the fiscal year(s) ending
      10/31/2007                                                 $  172,646
      10/31/2008                                                 $  188,972
      10/31/2009                                                 $  199,024
      10/31/2010                                                 $  203,169
      10/31/2011                                                 $  206,634
      10/31/2012 - 10/31/2016                                    $1,167,544

NOTE 12. 401(K) PROFIT SHARING PLAN

     All employees are eligible to participate in the Bank's 401(k) Profit Sharing Plan after completing one year of service. Employees may defer up to 15% of their salary in 2006, 2005 and 2004. The Bank may, at the discretion of the Board of Directors, match all or part of the employee deferrals. For 2006, 2005 and 2004, the Bank matched 75% of employee deferrals up to 5% of salary. The percentage of match varies based on the Bank's profit level. The assets of the 401(k) Profit Sharing Plan are managed by the Bank's trust department.

     The Bank's contribution charged to income during 2006, 2005 and 2004 was $64,750, $63,789 and $53,783, respectively.

NOTE 13. DEFERRED COMPENSATION PLAN

     The Bank has a plan pursuant to which a director may elect to waive receipt of all or a portion of his fees for Board of Directors' meetings or committee meetings in exchange for a retirement benefit to be received during a ten-year period after attaining a certain age. The Bank has acquired life insurance on the lives of participating directors to fund its obligation under the plan. The cash surrender value of these life insurance policies has been recorded as an asset. The present value of payments to be paid to directors or their beneficiaries for services rendered to date has been recorded as a liability. The net expense for these benefits was $21,641, $17,948 and $17,702 for 2006, 2005 and 2004, respectively.

NOTE 14. INCOME TAXES

     Income taxes reflected in the statements of income are as follows:

                                        YEARS ENDED DECEMBER 31,
                                   ----------------------------------
                                      2006         2005        2004
                                   ----------   ----------   --------
Federal:
   Current                         $1,194,270   $1,154,256   $942,169
   Deferred                           (39,537)     (68,049)   (67,864)
State:
   Current                            161,659      163,560    128,886
   Deferred                            (7,813)     (11,351)   (11,274)
                                   ----------   ----------   --------
      Provision for income taxes   $1,308,579   $1,238,416   $991,917
                                   ==========   ==========   ========

     Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

     The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting income, with the income tax provisions in the statements of income.

                                                YEARS ENDED DECEMBER 31,
                                          ------------------------------------
                                             2006         2005         2004
                                          ----------   ----------   ----------
Income tax expense at the
   statutory rate (34%)                   $1,284,262   $1,252,558   $1,134,107
Increases (decreases) resulting
   from:
      Nontaxable interest income,
         net of non-deductible interest
         expense                            (120,442)    (164,735)    (121,892)
     State income taxes, net of
         federal income tax benefit          104,293       91,908       83,217
     Other                                    40,465       58,685     (103,515)
                                          ----------   ----------   ----------
        Provision for income taxes        $1,308,578   $1,238,416   $  991,917
                                          ==========   ==========   ==========

     Federal and state income taxes receivable included in the balance sheet as other assets was $242,662 and $212,091 at December 31, 2006 and 2005, respectively.

     The components of deferred taxes included in the statement of financial condition as of December 31 are as follows:

                                             2006         2005
                                          ----------   ----------
Deferred tax assets:
   Provision for loan losses              $  702,985   $  663,605
   Deferred compensation plan                307,424      276,713
   Postretirement benefits                    67,522       64,306
   Intangible asset                           54,420       54,081
   Minimum pension liability adjustment           --      316,216
   Unrecognized pension costs                652,997           --
   Severence package                           2,592           --
   Net unrealized loss on securities
      available for sale                     401,674      463,233
                                          ----------   ----------
                                          $2,189,614   $1,838,154
                                          ----------   ----------
Deferred tax liabilities:
   CSV life insurance                     $ (278,904)  $ (255,938)
   Defined benefit plan                      (80,643)     (49,222)
   Depreciation                             (347,901)    (373,399)
                                          ----------   ----------
                                          $ (707,448)  $ (678,559)
                                          ----------   ----------
Net deferred tax asset (liability)        $1,482,166   $1,159,595
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

NOTE 15. OTHER OPERATING EXPENSES

                                          YEARS ENDED DECEMBER 31,
                                    ------------------------------------
                                       2006         2005         2004
                                    ----------   ----------   ----------
Stationery, supplies and printing   $  245,038   $  206,124   $  240,711
Data processing                        116,177      132,595      134,100
Director's fees                        205,125      178,375      178,650
Postage                                124,099      132,363      129,122
Telephone                              102,854      104,249       88,985
Professional fees                      325,939      297,449      252,160
ATM and debit card fees                215,218      222,539      188,147
Advertising                            173,792      161,180      213,357
Amortization of intangible             111,516      371,209      321,872
Other                                  494,518      252,997      235,259
                                    ----------   ----------   ----------
   Total other operating expenses   $2,114,276   $2,059,080   $1,982,363
                                    ==========   ==========   ==========

NOTE 16. DISCONTINUED OPERATIONS

     On April 27, 2006, CNB Insurance Services, Inc., a wholly-owned subsidiary of CNB Bank, Inc., which is a wholly-owned subsidiary of CNB Financial Services, Inc., entered into an agreement with Maiden Financial Inc. Under the terms of the agreement, CNB Insurance Services, Inc. sold to Maiden Financial Inc. certain assets constituting CNB Insurance Services, Inc.'s insurance business for a purchase price of $153,332 on June 1, 2006 resulting in a gain on sale of $143,913.

     The following table summarizes the net results of the discontinued operations of CNB Insurance Services, Inc.:

                                                                       2006
                                               ----------------------------------------------------
                                                FIRST     SECOND     THIRD     FOURTH    YEAR ENDED
                                               QUARTER    QUARTER   QUARTER   QUARTER   DECEMBER 31
                                               -------   --------   -------   -------   -----------
Net income (loss) from operations
of CNB Insurance Services, Inc.                 $2,354   $(22,404)   $(58)    $   352     $(19,756)
Gain on sale of CNB Insurance Services, Inc.        --    143,913      --          --      143,913
                                                ------   --------    ----     -------     --------
Net Income before taxes                         $2,354   $121,509    $(58)    $   352     $124,157
Taxes                                              902     42,595      --       1,956       45,453
                                                ------   --------    ----     -------     --------
Net income (loss)                               $1,452   $ 78,914    $(58)    $(1,604)    $ 78,704
                                                ======   ========    ====     =======     ========

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

     A summary of off-balance sheet instruments as of December 31 is as follows:

                                               2006          2005
                                           -----------   -----------
Commitments
   to originate:
   Fixed rate loans                        $ 1,103,253   $ 2,697,280
   Adjustable rate loans                     1,619,100     2,396,328
                                           -----------   -----------
                                           $ 2,722,353   $ 5,093,608
Letters of credit                            1,022,059     1,990,600
Undisbursed portion of construction
   loans                                    11,188,752     3,689,992
Available credit granted on commercial
   loans                                    10,479,484    10,213,982
Available credit on personal lines
   of credit                                   280,198       296,856
Undisbursed portion of home equity loans     4,270,602     3,743,253
                                           -----------   -----------
                                           $29,963,448   $25,028,291
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

NOTE 20. REGULATORY MATTERS

     The primary source of funds for the dividends paid by CNB Financial Services, Inc. is dividends received from its banking subsidiary. The payment of dividends by banking subsidiaries is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits, as defined, of that year plus the retained net profits, as defined, of the preceding two years. At January 1, 2007, CNB has $5,966,000 available for dividends.

     The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. Pursuant to capital adequacy guidelines, the Bank must meet specific capital guidelines that involve various quantitative measures of the banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 2006 and 2005, the most recent notification from the banking regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and ratios are presented in the table.

                                                              RATIO
                                         ----------------------------------------------
                               ACTUAL                                    TO BE WELL
                               AMOUNT                                 CAPITALIZED UNDER
                                 IN                  FOR CAPITAL      PROMPT CORRECTIVE
                             THOUSANDS   ACTUAL   ADEQUACY PURPOSES   ACTION PROVISIONS
                             ---------   ------   -----------------   -----------------
As of December 31, 2006:
   Total Capital
      (to Risk Weighted
       Assets)                $22,295    13.29%          8.0%               10.0%
   Tier I Capital
      (to Risk Weighted
      Assets)                 $20,198    12.04%          4.0%                6.0%
   Tier I Capital
      (to Average Assets)     $20,198     7.34%          4.0%                5.0%

As of December 31, 2005:
   Total Capital
      (to Risk Weighted
       Assets)                $21,066    13.68%          8.0%               10.0%
   Tier I Capital
      (to Risk Weighted
      Assets)                 $19,140    12.43%          4.0%                6.0%
   Tier I Capital
      (to Average Assets)     $19,140     7.49%          4.0%                5.0%

NOTE 21. REGULATORY RESTRICTIONS

     Included in Cash and Due From Banks are average daily reserve balances the Bank is required to maintain with the Federal Reserve Bank. The amount of these required reserves, calculated based on percentages of certain deposit balances was $4.9 million at December 31, 2006.

     Certain regulations prohibit the transfer of funds from the Bank to affiliates in the form of loans or advances exceeding 10% of its capital stock and surplus. In addition, all loans or advances to nonbank affiliates must be secured by specific collateral. Based on this limitation, there was approximately $2,204,000 available for loans or advances to affiliates of the Bank as of December 31, 2006, at which time there were no material loans or advances outstanding.

NOTE 22. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Off-Balance Sheet Financial Instruments:

          The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements.

     The estimated fair value of financial instruments at December 31, is summarized as follows:

                                                                2006                          2005
                                                    ---------------------------   ---------------------------
                                                      CARRYING                      CARRYING
                                                       AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                                                    -------------  ------------   ------------   ------------
Financial Assets:
   Cash, due from banks and
       federal funds sold                           $  7,367,773   $  7,367,773   $ 10,123,252   $ 10,123,252
   Securities available for
      sale                                            50,873,335     50,873,335     55,194,216     55,194,216
   Loans                                             204,318,993    203,467,447    180,207,390    179,658,280
   Accrued interest receivable                         1,354,041      1,354,041      1,230,777      1,230,777
Financial Liabilities:
   Demand deposits                                  $122,849,877   $122,849,877   $129,913,580   $129,913,580
   Time deposits                                     110,232,863    113,762,131     89,374,846     91,424,100
   Accrued interest payable                            1,071,990      1,071,990        611,512        611,512
   FHLB borrowings                                    18,500,000     18,500,000     17,800,000     17,800,000
   Securities sold under repurchase agreements                --             --             --             --
Off-Balance Sheet
   Financial Instruments:
   Letters of credit                                $         --   $      6,087   $         --   $     16,488

NOTE 23. RELATED PARTY TRANSACTIONS

     In the ordinary course of business, the Bank has granted loans to executive officers, directors, and their affiliates amounting to $2,363,763 and $2,448,437 at December 31, 2006 and 2005, respectively. During 2006, $624,694 of new loans were made, or became reportable, and repayments and other decreases totaled $709,368. Deposits from related parties held by the Bank at December 31, 2006 and 2005 amounted to $5,167,964 and $5,794,438, respectively.

NOTE 24. PARENT COMPANY ONLY FINANCIAL INFORMATION

     The following represents parent company only financial information:

                STATEMENTS OF FINANCIAL CONDITION (PARENT ONLY)
                           DECEMBER 31, 2006 AND 2005

                                                                2006          2005
                                                             -----------   -----------
ASSETS
   Cash                                                      $   248,947   $        37
   Investment in CNB Bank, Inc.                               20,040,017    18,992,776
   Investment in Morgan County Title Insurance Agency, LLC         1,120         1,452
   Deferred income taxes                                              --            --
   Other assets                                                   30,961        11,795
                                                             -----------   -----------
      TOTAL ASSETS                                           $20,321,045   $19,006,060
                                                             ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Accrued expenses and other liabilities                    $    (1,217)  $    (1,981)
                                                             -----------   -----------
      TOTAL LIABILITIES                                      $    (1,217)  $    (1,981)
                                                             -----------   -----------
SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000 shares
      authorized; 458,048 shares outstanding                 $   458,048   $   458,048
   Capital surplus                                             4,163,592     4,163,592
   Retained earnings                                          17,421,402    15,658,134
   Accumulated other comprehensive income (loss)              (1,720,780)   (1,271,733)
                                                             -----------   -----------
      TOTAL SHAREHOLDERS' EQUITY                             $20,322,262   $19,008,041
                                                             -----------   -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $20,321,045   $19,006,060
                                                             ===========   ===========

                       STATEMENTS OF INCOME (PARENT ONLY)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                        2006         2005         2004
                                                     ----------   ----------   ----------
Dividend income                                      $  855,394   $  659,589   $  662,106
Income from title company                                20,668       27,924       35,207
Noninterest expense                                     (66,610)     (44,744)     (58,038)
                                                     ----------   ----------   ----------
INCOME BEFORE INCOME TAXES AND EQUITY IN
   UNDISTRIBUTED EARNINGS OF CNB BANK, INC.          $  809,452   $  642,769   $  639,275
Income tax (expense) benefit                             12,922        6,844        7,595
                                                     ----------   ----------   ----------
INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF
   CNB BANK, INC.                                    $  822,374   $  649,613   $  646,870
Equity in undistributed earnings of CNB Bank, Inc.    1,646,288    1,795,966    1,696,823
                                                     ----------   ----------   ----------
NET INCOME                                           $2,468,662   $2,445,579   $2,343,693
                                                     ==========   ==========   ==========

                     STATEMENTS OF CASH FLOWS (PARENT ONLY)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                              2006          2005          2004
                                                           -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $ 2,468,662   $ 2,445,579   $ 2,343,693
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Deferred income taxes                                         --           602           898
      (Increase) decrease in other assets                      (19,166)      (11,201)        1,507
      Increase (decrease) in accrued expenses and other
         liabilities                                               764        (2,061)           80
      Equity in undistributed earnings of CNB Bank, Inc.    (1,496,288)   (1,795,966)   (1,696,823)
                                                           -----------   -----------   -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES         $   953,972   $   636,953   $   649,355
                                                           -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in title company                           $       332   $       575   $      (607)
                                                           -----------   -----------   -----------
         NET CASH PROVIDED BY (USED IN) INVESTING
            ACTIVITIES                                     $       332   $       575   $      (607)
                                                           -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Cash dividends paid                                    $  (705,394)  $  (659,589)  $  (632,106)
                                                           -----------   -----------   -----------
         NET CASH (USED IN) FINANCING ACTIVITIES           $  (705,394)  $  (659,589)  $  (632,106)
                                                           -----------   -----------   -----------
         NET INCREASE (DECREASE) IN CASH AND CASH
            EQUIVALENTS                                    $   248,910   $   (22,061)  $    16,642
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             $        37   $    22,098   $     5,456
                                                           -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                   $   248,947   $        37   $    22,098
                                                           ===========   ===========   ===========

NOTE 25. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            2006
                                           -------------------------------------
                                            FIRST     SECOND    THIRD     FOURTH
                                           QUARTER   QUARTER   QUARTER   QUARTER
                                           -------   -------   -------   -------
                                                        In thousands
Interest income                             $3,685   $ 3,900    $4,153   $4,251
Interest expense                             1,282     1,462     1,726    1,799
                                            ------   -------    ------   ------
Net interest income                          2,403     2,438     2,427    2,452
Provision for loan losses                      112        74        44       46
Noninterest income                             499       511       506      472
Noninterest expense                          2,020     1,910     1,873    1,976
                                            ------   -------    ------   ------
Income before income taxes                     770       965     1,016      902
Provision for income taxes                     238       318       386      321
                                            ------   -------    ------   ------
Net results from discontinued operations         1        79        --       (1)
Net income                                  $  533   $   726    $  630   $  580
                                            ======   =======    ======   ======
Basic earnings per share                    $ 1.16   $  1.59    $ 1.37   $ 1.27
                                            ======   =======    ======   ======

                                                            2005
                                           -------------------------------------
                                            FIRST     SECOND    THIRD     FOURTH
                                           QUARTER   QUARTER   QUARTER   QUARTER
                                           -------   -------   -------   -------
                                                        In thousands
Interest income                            $3,073     $3,282    $3,454   $3,611
Interest expense                              808        888     1,004    1,150
                                           ------     ------    ------   ------
Net interest income                         2,265      2,394     2,450    2,461
Provision for loan losses                     106        102        72       72
Noninterest income                            449        513       531      530
Noninterest expense                         1,771      1,926     1,892    1,952
Securities gains (losses)                      (2)         1         3      (18)
                                           ------     ------    ------   ------
Income before income taxes                    835        880     1,020      949
Provision for income taxes                    307        281       315      335
                                           ------     ------    ------   ------
Net income                                 $  528     $  599    $  705   $  614
                                           ======     ======    ======   ======
Basic earnings per share                   $ 1.15     $ 1.31    $ 1.54   $ 1.34
                                           ======     ======    ======   ======

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants in accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company's chief executive officer and chief financial officer have concluded that as of December 31, 2006, which is the end of the period covered by this Annual Report on Form 10-K, the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13(a)-15(e) and timely, alerting them to material information relating to the Company required to be included in the Company's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

     There have been no changes in the Company's internal controls over financial reporting in the fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table contains certain information, as of March 2, 2007, with respect to current directors, nominees for directors and certain officers of CNB.

                              DIRECTOR     PRINCIPAL OCCUPATION FOR PAST FIVE YEARS
         NAME           AGE     SINCE             AND POSITION HELD WITH CNB
         ----           ---   --------   -------------------------------------------
Kenneth W. Apple         50     2003     Certified Public Accountant

J. Robert Ayers          77     1974     Retired - President, Citizens National Bank
                                         (predecessor to CNB Bank, Inc.)

John E. Barker           78     1972     Auto Sales - Service

Margaret S. Bartles      52     2002     Realtor

Jay E. Dick              54     1983     Retired - Manager-Hunters' Hardware, Inc.

Herbert L. Eppinger      74     1979     Retired - Agriculture

Robert L. Hawvermale     77     1967     Retired - Professional Engineer

J. Philip Kesecker       77     1965     Real Estate Development

Jerry McGraw             60     1988     Insurance

Martha H. Quarantillo    47     1999     Pharmacist

Thomas F. Rokisky        60     1993     President and Chief Executive Officer,
                                         CNB and CNB Bank, Inc.

Charles S. Trump IV      46     1986     Attorney at Law

Arlie R. Yost            59     1988     Licensed Residential Appraiser

     All nominees are incumbent directors of CNB Financial Services, Inc. All directors are independent except for Mr. Rokisky, President and CEO of CNB and Charles S. Trump IV, whose firm provides legal services for CNB.

     CNB's bylaws provide that the board of directors can set the number of directors but also provide that the board of directors must have no less than five nor more than 25 directors. The board of directors has set the number of directors to serve in 2007 at 13, which means that 13 directors will be elected at the 2007 Annual Meeting and will serve a term expiring at the next Annual Meeting or until a successor is selected.

     The names, ages and position of each executive officer of the company are listed below along with the positions with CNB Bank, Inc. held by each of them during the last five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting.

                            AGE AS OF
NAME                     MARCH 19, 2007                 POSITION AND EXPERIENCE DURING THE PAST 5 YEARS
----                     --------------   --------------------------------------------------------------------------
J. Philip Kesecker (1)         77         2000 to present - Chairman of the Board, CNB Financial Services, Inc.
                                          1987 to present - Chairman of the Board, Citizens National Bank

Thomas F. Rokisky              60         2000 to present - President/CEO, CNB Financial Services, Inc.
                                          1996 to present - President/CEO, Citizens National Bank
                                          1990 to 1996 -  Executive Vice President/COO, Citizens National Bank

Rebecca S. Stotler             46         2000 to present - Vice President/CFO, CNB Financial Services, Inc.
                                          1999 to present - Vice President/CFO, Citizens National Bank
                                          1996 to 1999 - Vice President of Finance/Cashier, Citizens National Bank

Patricia C. Muldoon            46         2003 to present - Senior Vice President/COO, Citizens National Bank
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

     Section 16 (a) of the Securities Exchange Act of 1934 requires CNB's directors and executive officers, and persons who own more than 10% of the registered class of CNB's equity securities, to make stock ownership and transaction filings with the Securities and Exchange Commission and to provide copies to CNB. Based solely on a review of the reports furnished to CNB and written statements that no other reports were required, all Section 16(a) filing requirements applicable to its officers and directors were met. CNB is required to report late filings.

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

ITEM 11. EXECUTIVE COMPENSATION

     The personnel committee of the board of directors has furnished the following report on executive compensation. The personnel committee has not adopted a charter.

     GENERAL PHILOSOPHY

     We compensate our senior management through base salary and a benefits package designed to be competitive with comparable employers. We do not believe that it is appropriate to establish compensation levels primarily based on benchmarking. We do believe, however, that information regarding pay practices at other financial institutions is useful in at least two respects. First, we recognize that our compensation practices must be competitive in the marketplace. Second, this marketplace information is one of the many factors that the President and the Personnel Committee consider in assessing the reasonableness of compensation. The President and the Personnel Committee do not attempt to set salaries for executive officers within the industry peer ranges. As only a guideline, the individual executive officer's salaries are compared to the salary survey ranges for the specific job classifications to ensure competitiveness in the market. The President and the Personnel Committee rely more on individual performance and contribution to the bank, reporting structure, internal pay relationship, job responsibilities, growth potential, leadership abilities and the overall bank's performance for the previous year.

     The committee establishes the compensation for the Chief Executive Officer of CNB and the bank and reviews all personnel related issues including salary administration related to other employees and benefit programs. The CEO establishes compensation levels for executive officers and all other personnel which is reviewed by the personnel committee. Committee objectives include administration of a total compensation package that allows CNB to fill key executive positions with qualified individuals and to utilize effective compensation programs which are directly related to executive officers accomplishing corporate goals and objectives, both operational and financial, aimed at achieving lasting improvement in CNB's long-term financial performance. We rely upon our judgment about each individual executive officer and not on rigid formulas or short-term changes in business performance in determining the amount.

               The corporate goals and objectives include:

          -    Increase return on shareholders' investment

          -    Increase return on assets

          -    Increase return on equity

          -    Increase market share

          -    Continued strong asset growth

          - Maintain a high quality loan portfolio with strong underwriting standards

          -    Maintain a high quality investment portfolio

     The committee and the CEO utilize human resources' staff, and, as appropriate, other qualified consultants to review compensation practices as they compare to industry norms. In 2006, the committee relied only on CNB's human resources' staff for information concerning industry norms.

     COMPENSATION PROGRAMS

     The committee utilizes an internal salary administration plan for the basis of its analysis of compensation levels throughout CNB, including the CEO. The plan includes job descriptions for all positions and considers the overall responsibility of each position based on characteristics including job knowledge, problem-solving, accountability, human relations, communications, supervision of others and marketing. Salary ranges for each position are developed based on market information available for similar positions at financial institutions both in the communities where CNB does business and outside its market area. Salary surveys utilized include those provided by the West Virginia Bankers Association and Topnet (a group of West Virginia non-competing independent community banks). These results are used annually by the human resources staff to update the salary administration plan using current market data which reflects marketplace changes, inflation, and, if applicable, corporate performance. The salary surveys performed a comparison study of the current compensation of the CEO and other executive officers at the bank with comparable financial institutions (the "Peer Group"). The Peer Group was used to provide information regarding executive compensation levels against other financial institutions of similar asset size. The Personnel Committee reviews the compensation data compiled in these surveys to ensure that our executive compensation program is competitive.

     The individual components of CNB's compensation program include:

          (a)  Base Salary.

          a. Base salary levels are established for the CEO primarily based upon evaluation of the historical performance, degree of responsibility, level of experience and number of years with CNB. With respect to the base salary granted to Mr. Rokisky for the year 2006, the committee took into account the performance during 2005 and information referred to above. Particular emphasis was placed on Mr. Rokisky's individual performance, including his leadership role through a period of continued growth, and CNB's continued strong financial performance. For the year 2007, the committee has established certain goals and objectives for the CEO to attain. The achievement of these goals and objectives may contribute to future salary increases. In comparing Mr. Rokisky's salary to financial institutions in the Peer Group, his salary falls in the average range. Mr. Rokisky has no input into the determination of his salary.

          b. Base salary levels are established for the Sr. VP/COO and the VP/CFO primarily based upon evaluation of their historical performance, degree of responsibility, industry average percentage increase and the bank's performance for the previous year. Mr. Rokisky determines the salaries for these individuals. As a guideline, Mr. Rokisky compares these individual salaries to the salary survey ranges for these job classifications from the West Virginia Bankers Association and Topnet.

          (b)  Annual Incentives/Bonuses.

          Bonuses are not granted to senior officers as a regular component of compensation. Contributions to the 401(k) plan on behalf of all employees who defer into the plan are based on bank performance as a percentage of assets.

     The committee believes that the total compensation awarded to the CEO and other executive officers of CNB is consistent with the committee's objectives. The amounts paid to individual executives are consistent with competition within the market and with banks of similar size as reflected by individual performance of each executive, and are rationally linked with the fulfillment of corporate objectives and corporate financial performance.

     The following table sets forth for each of the Executive Officers: (a) the dollar value of base salary and bonus earned during the year ended December 31, 2006; (b) the change in pension value and nonqualified deferred compensation earnings during the year, (c) all other compensation for the year; and, finally, (d) the dollar value of total compensation for the year.

                           SUMMARY COMPENSATION TABLE

                                                   CHANGE IN
                                                    PENSION
                                                     VALUE
                                                      AND
                                                 NONQUALIFIED
                                                   DEFERRED
 Name and Principal                              COMPENSATION   OTHER ANNUAL        TOTAL
      Position         YEAR    SALARY    BONUS     EARNINGS     COMPENSATION    COMPENSATION
 ------------------    ----   --------   -----   ------------   ------------    ------------
Thomas F. Rokisky,
President/CEO          2006   $140,571    $--       $77,148     $23,906 (1)(2)    $241,625

Patricia C. Muldoon,
Sr. VP/COO             2006   $ 85,075    $--       $ 7,563     $ 3,158 (1)(2)    $ 95,796

Rebecca S. Stotler,
VP/CFO                 2006   $ 67,695    $--       $ 9,184     $ 2,510 (1)(2)    $ 79,389

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

               Also included in this figure are board fees earned and the corporation's contributions to the individual's 401(k) retirement savings program to which the individual has a vested interest. CNB maintains a 401(k) profit sharing plan that generally covers all employees who have completed one year of service. Contributions to the plan are based on bank performance as a percentage of assets and are computed as a percentage of the participant's total deferrals into the plan. The payment of benefits to participants is made at death, disability, termination or retirement. Contributions to the plan for all employees charged to operations during 2006 amounted to $64,750.

          (2) CNB's contributions to the pension plan, a defined benefit plan, are not and cannot be calculated separately for specific participants. Contributions for the plan year of $413,170, $285,150 and $249,348 were made by CNB in 2006, 2005 and 2004, respectively.

     CNB does not maintain any form of stock option, stock appreciation rights, or other long-term compensation plans.

     The following table discloses the actuarial present value of each Senior Executive's accumulated benefit under defined benefit plans, the number of years of credited service under each plan, and the amount of pension benefits paid to each Senior Executive during the year.

                             PENSION BENEFITS TABLE

                                                           NUMBER                     PAYMENTS
                                                             OF                        DURING
                                                            YEARS     PRESENT VALUE     LAST
                                                          CREDITED   OF ACCUMULATED    FISCAL
              NAME                       PLAN NAME         SERVICE       BENEFIT        YEAR
              ----                 --------------------   --------   --------------   --------
Thomas F. Rokisky, President/CEO   WVBA Retirement Plan      17         $256,498         $--
                                         NSRP (1)            --         $ 97,924         $--
Patricia C. Muldoon, Sr. VP/COO    WVBA Retirement Plan       5         $ 27,543         $--
Rebecca S. Stotler, VP/CFO         WVBA Retirement Plan      23         $ 57,629         $--

          (1) Effective January 2, 2004, CNB entered into a nonqualified supplemental retirement plan (NSRP) with the President which when fully vested would pay the President or his beneficiary an amount of $30,000 per year for 10 years beginning June 11, 2011, if he retires on or after May 29, 2011. Termination of employment prior to that date other than by reasons of death or disability will result in a reduced benefit. The expense charged to operations related to the plan during 2006 amounted to $32,641. The benefits to be provided by this plan are not being funded by current resources.

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

     The pension benefits are payable to participants on a monthly basis in the form of a joint and 50 percent survivor annuity for all married participants who do not elect otherwise, or in the form of a single life annuity for all other participants or survivors. Joint and 100 percent survivorship, single life annuity or 120 payments guaranteed are other optional forms of distribution. The normal retirement date for employees is the later of the participant's 65th birthday, or the fifth anniversary of the participant joining the plan. An employee must be at least 21 years of age and have one full year of service to become a plan participant. Full vesting in accumulated plan benefits occurs at the end of five years of service; there is no partial vesting. For the 2006 plan year, the employer contribution for all plan participants was $413,170.

     The following table disclosed the cash and other compensation earned and paid to each of the Company's directors during the fiscal year ended 2006.

                     SUMMARY COMPENSATION TABLE - DIRECTORS

                                               CHANGE IN
                                             PENSION VALUE
                                                  AND
                                              NONQUALIFIED
                               FEES EARNED      DEFERRED
                                OR PAID IN    COMPENSATION     ALL OTHER        TOTAL
         NAME           YEAR       CASH       EARNINGS (1)   COMPENSATION   COMPENSATION
         ----           ----   -----------   -------------   ------------   ------------
J. Philip Kesecker      2006     $21,050        $    --           $--          $21,050
Kenneth W. Apple        2006     $17,275        $    --           $--          $17,275
J. Robert Ayers         2006     $16,150        $    --           $--          $16,150
John E. Barker          2006     $15,750        $    --           $--          $15,750
Margaret S. Bartles     2006     $15,275        $ 2,854           $--          $18,129
Jay E. Dick             2006     $16,775        $35,170           $--          $51,945
Herbert L. Eppinger     2006     $17,377        $   661           $--          $18,038
Robert L. Hawvermale    2006     $14,952        $    --           $--          $14,952
Jerald McGraw           2006     $16,800        $21,279           $--          $38,079
Martha H. Quarantillo   2006     $13,950        $ 2,854           $--          $16,804
Thomas F. Rokisky (2)   2006     $10,900        $    --           $--          $10,900
Charles S. Trump IV     2006     $13,875        $19,092           $--          $32,967
Arlie R. Yost           2006     $15,350        $21,279           $--          $36,629

(1) Refer to page 7 Board Compensation for a more detailed discussion of the director's deferred compensation plan.

(2)  Executive officer of CNB

     Directors receive $200 for each board meeting of the bank they attend, $175 for each discount committee meeting, $150 for each audit committee meeting and $100 for other committee meetings they attend. There is no compensation for attendance at CNB board meetings. In addition, each director receives a fee of $6,000 per year. The chairman of the board receives an additional $3,500 per year and the vice chairman receives an additional $1,000 per year. Other than the deferred compensation plan described below, there are no other special arrangements with any directors. In 2006, the board of directors of CNB received $205,125, in the aggregate, for all board of directors' meetings attended and all fees paid.

     CNB maintains a deferred compensation plan for directors pursuant to which a director may elect to defer receipt of a portion of fees for board meetings for at least four years or until he reaches age 65, whichever is later. An amount equal to fees waived in addition to interest at an annual rate of 10% per year will be paid to each participating director or his designated beneficiary during a period of 10 years after the director reaches age 65. The payments after retirement will be paid from the general funds of CNB. CNB purchases and is the beneficiary of insurance on the lives of participants, the proceeds of which are used to help recover the net after-tax cost of the benefits and insurance premiums paid. Funds from the deferred fees of a participating director will be used to reimburse CNB for the costs of the premium for the insurance policies. The cost of the insurance premiums in 2006 was $58,822. At December 31, 2006, these policies had a net accumulated cash value of $1,394,521.

     PERSONNEL COMMITTEE REPORT

     The Personnel Committee held two meetings during fiscal year 2006. The Personnel Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Personnel Committee, the Personnel Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the annual report, Form 10-K and the proxy statement.

     The foregoing report has been furnished by the current members of the personnel committee.

          Jay E. Dick, Personnel Committee Chairperson
          Robert L. Hawvermale, Personnel Committee Member
          Herbert L. Eppinger, Personnel Committee Member
          Charles S. Trump IV, Personnel Committee Member
          J. Robert Ayers, Personnel Committee Member
          J. Philip Kesecker, Ex-Officio member

          December 5, 2006

     This report shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless CNB specifically incorporates this report by reference. It will not otherwise be filed under such Acts.

     PERSONNEL COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Loans were made to various directors and officers of CNB. These loans were made in the ordinary course of business, made on substantially the same terms, including interest rate and collateral requirements, as those prevailing at the time for comparable transactions with unrelated customers and did not involve more than a normal risk of collectibility or present other unfavorable features. Members of the personnel committee during 2006 were Jay E. Dick, chairman, Messrs. Hawvermale, Eppinger, Trump and Ayers. Mr. Kesecker serves as an ex-officio member of this committee. Mr. Ayers is a retired President of Citizens National Bank predecessor to CNB Bank, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

     The following table sets forth information as of February 21, 2007, relating to the beneficial ownership of the common stock by (a) each person or group known by CNB to own beneficially more than 5% of the outstanding common stock; (b) each of CNB's directors; and (c) all directors and executive officers of CNB as a group. Unless otherwise noted below, the persons named in the table have sole investment power with respect to each of the shares reported as beneficially owned by such person.

                                                                    NUMBER OF   PERCENT OF
                         NAME AND ADDRESS                             SHARES     CLASS (1)
                         ----------------                           ---------   ----------
Kenneth W. Apple (2) (15)                                              1,650           *
J. Robert Ayers (3) (15)                                               1,415           *
John E. Barker (4) (15)                                               18,162        3.97
Margaret S. Bartles (5) (15)                                             200           *
Jay E. Dick (6) (15)                                                  15,691        3.43
Herbert L. Eppinger (7) (15)                                           2,870           *
Robert L. Hawvermale (8) (15)                                          3,730           *
J. Philip Kesecker (9) (15)                                           13,632        2.98
Jerald McGraw (10) (15)                                                1,514           *
Martha H. Quarantillo (15)                                               400           *
Thomas F. Rokisky (11) (15)                                            1,544           *
Charles S. Trump IV (12) (15)                                         11,410        2.49
Arlie R. Yost (13) (15)                                                2,210           *
Rebecca S. Stotler (14) (15)                                             194           *
All directors and executive officers as a group (14 persons) (15)     74,622       16.29
D. Louise Stotler and Deborah Dhayer
   RR 6 Box 12460, Berkeley Springs, WV, 25411                        47,488       10.37
Mary Lou Trump
   RR 7 Box 12840, Berkeley Springs, WV, 25411                        53,470       11.67

*    Indicates holdings of less than 1%.

(1) Includes shares of common stock held by the named individual as of February 21, 2007.

(2)  Includes 1,000 shares held in an Individual Retirement Account.

(3)  Includes 1,315 shares held jointly with spouse.

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

(11) Includes 1,425 shares held in an Individual Retirement Account.

(12) Includes 200 shares held in an Individual Retirement Account, 842 shares held by spouse and 300 shares held as custodian for children.

(13) Includes 1,770 shares held jointly with spouse.

(14) Includes 108 shares held jointly with spouse, 74 shares held by spouse and 12 shares held jointly with child.

(15) Unless otherwise indicated shares are not pledged as security.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     CNB has had and intends to continue to have banking and financial transactions in the ordinary course of business with directors and executive officers of CNB and their associates. All executive officer and director and their associates loans are approved prior to disbursement by the discount committee and/or the board of directors. These approvals are evidenced by the discount committee and/or Board minutes. The bank's loan policy and Regulation "O" policy governs these transactions. Total loans outstanding from CNB at December 31, 2006, to CNB's officers and directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $1,987,927, or approximately 8.3% of total equity capital and .8% of total loans. Management believes that all of these transactions were made on substantially the same terms (including interest rates, collateral and repayment terms on loans) as comparable transactions with non-affiliated persons. These loans do not involve more than the normal risk of collectibility or present other unfavorable features.

     All nominees are incumbent directors of CNB Financial Services, Inc. All directors are independent except for Mr. Rokisky, President and CEO of CNB and Charles S. Trump IV, whose firm provides legal services for CNB.

     Trump and Trump, in which director Charles S. Trump, IV is a partner, performed legal services for CNB and the bank. Fees paid by CNB and the bank to that law firm were $43,463 during 2006.

     CNB, Charles S. Trump, IV and George I. McVey are members in a Limited Liability Company, Morgan County Title Insurance Agency, LLC, which was formed in February 2001. Morgan County Title Insurance Agency, LLC, paid Trump and Trump management fees of $32,300. Charles S. Trump, IV and George
     I. McVey are partners in Trump and Trump.

ITEM 14. PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

     The firm of Smith Elliott Kearns & Company, LLC, Certified Public Accountants, has been selected as CNB's independent registered public firm for the year 2007. Representatives of Smith Elliott Kearns & Company, LLC are expected to be present at the Annual Meeting. The representatives may, if they wish, make a statement and, it is expected, will be available to respond to appropriate questions.

     Smith Elliott Kearns & Company, LLC, advised CNB that no member of that accounting firm has any direct or indirect material interest in CNB or its subsidiary.

     The following fees were paid by CNB and the bank to Smith Elliott Kearns & Company, LLC:

                           2006      2005
                         -------   -------
Audit Fees               $68,400   $59,100
Audit-Related Fees (a)       -0-       900
Tax Fees (b)              10,010     8,650
All Other Fees (c)         5,500     8,100

     (a) Principally consultation about the application of accounting principles to specific transactions and consultation about internal control matters.

     (b) Principally tax compliance services (including federal and state returns).

     (c) Principally consultation related to tax depreciation and agreed upon procedures related to the trust department.

     The audit committee charter requires that the audit committee pre-approve all audit and non-audit services to be provided to the company by the independent accountants; provided, however, that the audit committee has specifically authorized its chairman to pre-approve the provision of any non-audit service to the company. Further, the foregoing pre-approval policies may be waived, with respect to the provision of any non-audit services consistent with the exceptions for federal securities law. All of the services described above for which Smith Elliott Kearns & Company, LLC billed the company for the fiscal year ended December 31, 2006, were pre-approved by the company's audit committee. For the fiscal year ended December 31, 2006, the company's audit committee did not waive the pre-approval requirement of any non-audit services to be provided to CNB by Smith Elliott Kearns & Company, LLC.

     The audit committee of the board of directors has determined that the provision of such services is compatible with maintaining Smith Elliott Kearns & Company, LLC's independence.

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

     3. Exhibits

     2.2  Articles of Incorporation of CNB Financial Services, Inc. filed as exhibit 3.1 to the Registration Statement on Form S-4 , Registration No. 333-36186, filed May 3, 2000 with the Securities and Exchange Commission and incorporated by reference herein.

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

                                        CNB Financial Services, Inc.
                                        (Registrant)


Date March 30, 2007                     /s/ Thomas F. Rokisky
                                        ----------------------------------------
                                        Thomas F. Rokisky, President/CEO


Date March 30, 2007                     /s/ Rebecca S. Stotler
                                        ----------------------------------------
                                        Rebecca S. Stotler, Vice President/CFO
                                        (Principal Financial and Accounting
                                        Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 23th March 2007.

              Signatures                           Title
              ----------                --------------------------


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