Form 10-Q
period 2007-03-31
CNB FINANCIAL SERVICES INC
filed 2007-05-15
CIK 1113336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

                                 YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 458,048 shares of common stock, par value $1 per share, as of May 14, 2007.

                          CNB FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART 1: FINANCIAL INFORMATION

   Item 1.  Financial Statements
            Consolidated Statements of Financial Condition as of
               March 31, 2007 (Unaudited) and December 31, 2006..........     3
            Consolidated Statements of Income for the Three Months ended
               March 31, 2007 and 2006 (Unaudited).......................     4
            Consolidated Statements of Changes in Shareholders' Equity
               for the Three Months Ended March 31, 2007 (Unaudited) and
               the Year Ended December 31, 2006..........................     5
            Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 2007 and 2006 (Unaudited).................     6
            Notes to Consolidated Financial Statements (Unaudited).......     7

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the Three Months
               ended March 31, 2007......................................    15

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk...    24

   Item 4.  Controls and Procedures......................................    25

PART II: OTHER INFORMATION

   Item 1.  Legal Proceedings............................................    26

   Item 1a. Risk Factors.................................................    26

   Item 6.  Exhibits and Reports on Form 8-K.............................    26

            SIGNATURES...................................................    27

                           Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-Q including statements in Management's Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In order to comply with the terms of the safe harbor, CNB notes that a variety of factors could cause CNB's actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements. These factors could include the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may become unfavorable resulting in reduced credit quality or demand for loans;
(4) legislative or regulatory changes could increase expenses; (5) loan growth does not continue to increase through the end of 2007 as expected; and (6) competitors may have greater financial resources and develop products that enable them to compete more successfully than CNB.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                     MARCH 31,    DECEMBER 31,
                                                       2007           2006
                                                   ------------   ------------
                                                    (Unaudited)     (Audited)
                     ASSETS
Cash and due from banks                            $  8,140,612   $  7,358,773
Federal funds sold                                    1,685,000          9,000
Securities available for sale
   (at approximate market value)                     48,720,114     50,873,335
Federal Home Loan Bank stock, at cost                 1,448,300      1,753,000
Loans and lease receivable, net                     202,731,147    204,318,993
Accrued interest receivable                           1,271,426      1,354,041
Premises and equipment, net                           6,272,198      6,327,294
Deferred income taxes                                 1,512,778      1,482,166
Cash surrender value of life insurance                1,400,442      1,394,521
Intangible assets                                       469,299        497,178
Other assets                                            446,756        700,240
                                                   ------------   ------------
      TOTAL ASSETS                                 $274,098,072   $276,068,541
                                                   ============   ============
      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits:
      Demand                                       $ 44,143,813   $ 42,751,409
      Interest-bearing demand                        49,698,026     52,549,478
      Savings                                        26,889,069     27,548,990
      Time, $100,000 and over                        41,074,203     37,760,199
      Other time                                     76,192,014     72,472,664
                                                   ------------   ------------
                                                   $237,997,125   $233,082,740
   Accrued interest payable                           1,181,211      1,071,990
   FHLB borrowings                                   10,500,000     18,500,000
   Accrued expenses and other liabilities             3,420,906      3,091,549
                                                   ------------   ------------
      TOTAL LIABILITIES                            $253,099,242   $255,746,279
                                                   ------------   ------------
SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000 shares
      authorized; 458,048 shares outstanding       $    458,048   $    458,048
   Capital surplus                                    4,163,592      4,163,592
   Retained earnings                                 18,047,539     17,421,402
   Accumulated other comprehensive income            (1,670,349)    (1,720,780)
                                                   ------------   ------------
      TOTAL SHAREHOLDERS' EQUITY                   $ 20,998,830   $ 20,322,262
                                                   ------------   ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $274,098,072   $276,068,541
                                                   ============   ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                    -----------------------
                                                       2007         2006
                                                    ----------   ----------
INTEREST INCOME
   Interest and fees on loans                       $3,657,862   $3,085,093
   Interest and dividends on securities
      U.S. Government agencies and
         corporations                                  331,078      378,921
      Mortgage backed securities                       102,402      101,293
      State and political subdivisions                 103,512      103,488
      Dividend income                                   26,570       12,709
   Interest on FHLB deposits                               483        2,929
   Interest on federal funds sold                        8,153          402
                                                    ----------   ----------
                                                    $4,230,060   $3,684,835
                                                    ----------   ----------
INTEREST EXPENSE
   Interest on interest bearing demand,
      savings and time deposits                     $1,611,881   $1,093,368
   Interest on FHLB borrowings                         224,461      188,974
                                                    ----------   ----------
                                                    $1,836,342   $1,282,342
                                                    ----------   ----------
         NET INTEREST INCOME                        $2,393,718   $2,402,493
PROVISION FOR LOAN LOSSES                               62,499      112,000
                                                    ----------   ----------
         NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES               $2,331,219   $2,290,493
                                                    ----------   ----------
NONINTEREST INCOME
   Service charges on deposit accounts              $  303,346   $  288,233
   Other service charges, commissions
      and fees                                         183,074      152,263
   Other operating income                               18,786       20,317
   Net gain on sales of loans                           26,216           --
   Income from title company                             3,144        3,873
                                                    ----------   ----------
                                                    $  534,566   $  464,686
                                                    ----------   ----------
NONINTEREST EXPENSES
   Salaries                                         $  742,601   $  755,012
   Employee benefits                                   324,230      299,300
   Occupancy of premises                               128,978      120,500
   Furniture and equipment expense                     208,674      211,861
   Other operating expenses                            508,684      542,704
   Net loss on sales of securities                       2,117       41,178
   Net loss on disposal of premises and equipment        1,046       17,189
                                                    ----------   ----------
                                                    $1,916,330   $1,987,744
                                                    ----------   ----------
         INCOME FROM CONTINUING OPERATIONS
            BEFORE INCOME TAXES                     $  949,455   $  767,435
PROVISION FOR INCOME TAXES                             323,318      236,887
                                                    ----------   ----------
         INCOME FROM CONTINUING OPERATIONS          $  626,137   $  530,548
                                                    ----------   ----------
         DISCONTINUED OPERATIONS
         NET RESULTS FROM DISCONTINUED OPERATIONS
            OF CNB INSURANCE SERVICES, INC
            BEFORE INCOME TAXES                     $       --   $    2,354
PROVISION FOR INCOME TAXES                          $       --   $      902
                                                    ----------   ----------
         NET RESULTS ON DISCOUNTINUED OPERATIONS    $       --   $    1,452
                                                    ----------   ----------
            NET INCOME                              $  626,137   $  532,000
                                                    ==========   ==========
BASIC EARNINGS PER SHARE                            $     1.37   $     1.16
                                                    ==========   ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                         ACCUMULATED
                                                                                            OTHER           TOTAL
                                                   COMMON      CAPITAL      RETAINED    COMPREHENSIVE   SHAREHOLDERS'
                                                    STOCK      SURPLUS      EARNINGS        INCOME          EQUITY
                                                  --------   ----------   -----------   -------------   -------------
BALANCE, JANUARY 1, 2006                          $458,048   $4,163,592   $15,658,134    $(1,271,733)    $19,008,041
                                                                                                         -----------
Comprehensive income:
   Net income for three months
      ended March 31, 2006                              --           --       532,000             --         532,000
   Change in unrealized gains (losses) on
      securities available for sale (net of
      tax of $140,473)                                  --           --            --       (229,193)       (229,193)
                                                                                                         -----------
Total Comprehensive Income                                                                                   302,807
                                                  --------   ----------   -----------    -----------     -----------
BALANCE, MARCH 31, 2006                           $458,048   $4,163,592   $16,190,134    $(1,500,926)    $19,310,848
                                                  ========   ==========   ===========    ===========     ===========
BALANCE, JANUARY 1, 2007                          $458,048   $4,163,592   $17,421,402    $(1,720,780)    $20,322,262
                                                                                                         -----------
Comprehensive income:
   Net income for three months
      ended March 31, 2007                              --           --       626,137             --         626,137
Change in unrealized gains
   (losses) on securities
   available for sale (net of tax of $30,910)           --           --            --         50,431          50,431
                                                                                                         -----------
Total Comprehensive Income                                                                                   676,568
                                                  --------   ----------   -----------    -----------     -----------
BALANCE, MARCH 31, 2007                           $458,048   $4,163,592   $18,047,539    $(1,670,349)    $20,998,830
                                                  ========   ==========   ===========    ===========     ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     -------------------------
                                                                         2007          2006
                                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $   626,137   $   532,000
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                         142,075       189,974
   Provision for loan losses                                              62,499       112,000
   Deferred income taxes                                                 (61,522)      (81,316)
   Net loss on sale of securities                                          2,118        41,178
   Net loss on disposal of premises and equipment                          1,045        17,189
   Net gain on loans sold                                                (26,216)           --
   Loans originated for sale                                          (1,670,200)           --
   Proceeds from loans sold                                            1,696,416            --
   Decrease in accrued interest receivable                                82,615        29,094
   Decrease in other assets                                              266,704       250,554
   Increase in accrued interest payable                                  109,221        77,226
   Increase in accrued expenses and other liabilities                    329,357       219,546
   Amortization of deferred loan (fees) cost                              20,792        13,074
   Amortization (accretion) of premium and discount on investments         8,043        12,633
                                                                     -----------   -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                      $ 1,589,084   $ 1,413,152
                                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in loans, not originated for sale         $ 1,504,555   $(6,162,126)
   Proceeds from sales of securities                                   1,753,618     3,133,463
   Proceeds from maturities, repayments and calls of securities          570,343       336,525
   Purchases of securities                                               (99,560)           --
   Purchases of Federal Home Loan Bank stock                            (240,000)   (1,880,000)
   Redemptions of Federal Home Loan Bank stock                           544,700     1,963,700
   Purchases of premises and equipment                                   (73,365)      (78,489)
   Net (increase) decrease in federal funds sold                      (1,676,000)       21,000
   Premiums paid on life insurance                                        (5,921)       (5,921)
                                                                     -----------   -----------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            $ 2,278,370   $(2,671,848)
                                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in demand and savings deposits            $(2,118,969)  $ 2,638,999
   Net increase in time deposits                                       7,033,354     6,233,588
   Net (decrease) in FHLB borrowings                                  (8,000,000)   (7,800,000)
                                                                     -----------   -----------
      NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES             $(3,085,615)  $ 1,072,587
                                                                     -----------   -----------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           $   781,839   $  (186,109)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         7,358,773    10,085,252
                                                                     -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 8,140,612   $ 9,899,143
                                                                     ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period:
      Interest                                                       $ 1,727,121   $ 1,205,024

The Notes to Consolidated Financial Statements are an integral part of these statements.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Basis of Presentation and Contingencies

          In the opinion of CNB Financial Services, Inc. ("CNB" or the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB's financial condition as of March 31, 2007 and the results of operations for the three months ended March 31, 2007 and 2006, changes in shareholders' equity and cash flows for the three months ended March 31, 2007 and 2006.

          The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in CNB's Annual Report for the year ended December 31, 2006.

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

Note 2. Securities

          The amortized cost and estimated market value of debt securities at March 31, 2007 and December 31, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

          Securities are summarized as follows:

                                                          MARCH 31, 2007                      WEIGHTED
                                       ---------------------------------------------------     AVERAGE
                                                        GROSS        GROSS      ESTIMATED        TAX
                                        AMORTIZED    UNREALIZED   UNREALIZED       FAIR      EQUIVALENT
                                           COST         GAINS       LOSSES        VALUE         YIELD
                                       -----------   ----------   ----------   -----------   ----------
Available for sale:
   U.S. Government agencies
      and corporations
      After 1 but within 5 years       $25,565,589     $   --      $567,736    $24,997,853      4.20%
      After 5 but within 10 years        4,493,869         --        40,669      4,453,200      5.01
                                       -----------     ------      --------    -----------
                                       $30,059,458     $   --      $608,405    $29,451,053      4.32%
                                       -----------     ------      --------    -----------
   States and political subdivisions
      Within one year                  $   790,133     $   --      $  3,507    $   786,626      3.10%
      After 1 but within 5 years         1,739,476      2,581        31,608      1,710,449      3.28
      After 5 but within 10 years        9,316,361         --       194,628      9,121,733      3.50
                                       -----------     ------      --------    -----------
                                       $11,845,970     $2,581      $229,743    $11,618,808      3.44%
                                       -----------     ------      --------    -----------
   Mortgage backed securities          $ 7,790,382     $6,454      $146,583    $ 7,650,253      4.97%
                                       -----------     ------      --------    -----------
Total securities available for sal     $49,695,810     $9,035      $984,731    $48,720,114      4.21%
                                       ===========     ======      ========    ===========
Restricted:
   Federal Home Loan Bank stock        $ 1,448,300     $   --      $     --    $ 1,448,300      5.83%
                                       ===========     ======      ========    ===========

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2. Securities (continued)

                                                        DECEMBER 31, 2006                     WEIGHTED
                                       ---------------------------------------------------     AVERAGE
                                                        GROSS        GROSS      ESTIMATED        TAX
                                       AMORTIZED     UNREALIZED   UNREALIZED       FAIR      EQUIVALENT
                                          COST          GAINS       LOSSES        VALUE         YIELD
                                       -----------   ----------   ----------   -----------   ----------
Available for sale:
   U.S. Government agencies
      and corporations
      After 1 but within 5 years       $24,562,491     $    --    $  634,791   $23,927,700      4.17%
      After 5 but within 10 years        6,486,929       2,059        69,338     6,419,650      5.06
                                       -----------     -------    ----------   -----------
                                       $31,049,420     $ 2,059    $  704,129   $30,347,350      4.35%
                                       -----------     -------    ----------   -----------
   States and political subdivisions
      Within one year                  $   840,774     $    --    $    4,922   $   835,852      2.78%
      After 1 but within 5 years         1,850,578       3,003        34,366     1,819,215      3.24
      After 5 but within 10 years        9,527,281          10       162,575     9,364,716      3.50
                                       -----------     -------    ----------   -----------
                                       $12,218,633     $ 3,013    $  201,863   $12,019,783      3.41%
                                       -----------     -------    ----------   -----------
   Mortgage backed securities          $ 8,662,318     $ 6,841    $  162,957   $ 8,506,202      4.99%
                                       -----------     -------    ----------   -----------
Total securities available for sal     $51,930,371     $11,913    $1,068,949   $50,873,335      4.24%
                                       ===========     =======    ==========   ===========
Restricted:
   Federal Home Loan Bank stock        $ 1,753,000     $    --    $       --   $ 1,753,000      5.25%
                                       ===========     =======    ==========   ===========

          The fair value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $37,128,631 at March 31, 2007 and $37,066,060 at December 31, 2006.

          Proceeds from sales of securities available for sale (excluding maturities and calls) during the three months ended March 31, 2007 and the year ended December 31, 2006 were $1,753,618 and $12,218,693, respectively. Gross gains (losses) of $885 and $(3,002) during the three months ended March 31, 2007 on respective sales of securities and $27,291 and $(65,000) for the year ended December 31, 2006 were realized on the respective sales.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2. Securities (continued)

          The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007 and December 31, 2006.

          Securities are summarized as follows:

                                                                  MARCH 31, 2007
                                   ---------------------------------------------------------------------------
                                    LESS THAN 12 MONTHS        12 MONTHS OR MORE                TOTAL
                                   ---------------------   ------------------------   ------------------------
                                     FAIR     UNREALIZED       FAIR      UNREALIZED       FAIR      UNREALIZED
DESCRIPTION OF SECURITIES            VALUE      LOSSES        VALUE        LOSSES        VALUE        LOSSES
-------------------------          --------   ----------   -----------   ----------   -----------   ----------
U.S. government agencies
   and corporations                $     --     $   --     $29,451,053    $608,405    $29,451,053    $608,405
State and political subdivisions    923,151      9,788      10,583,076     219,955     11,506,227     229,743
Mortgage backed securities               --         --       6,178,132     146,583      6,178,132     146,583
                                   --------     ------     -----------    --------    -----------    --------
Total temporarily impaired
   securities                      $923,151     $9,788     $46,212,261    $974,943    $47,135,412    $984,731
                                   ========     ======     ===========    ========    ===========    ========

                                                                 DECEMBER 31, 2006
                                   -----------------------------------------------------------------------------
                                     LESS THAN 12 MONTHS        12 MONTHS OR MORE                TOTAL
                                   -----------------------   ------------------------   ------------------------
                                      FAIR      UNREALIZED       FAIR      UNREALIZED       FAIR      UNREALIZED
DESCRIPTION OF SECURITIES             VALUE       LOSSES        VALUE        LOSSES        VALUE        LOSSES
-------------------------          ----------   ----------   -----------   ----------   -----------   ----------
U.S. Government agencies
   and corporations                $       --     $   --     $29,352,749   $  704,129   $29,352,749   $  704,129
State and political subdivisions      985,973      5,087      10,415,625      196,776    11,401,598      201,863
Mortgage backed securities          1,235,741      1,581       6,402,302      161,376     7,638,043      162,957
                                   ----------     ------     -----------   ----------   -----------   ----------
Total temporarily impaired
   securities                      $2,221,714     $6,668     $46,170,676   $1,062,281   $48,392,390   $1,068,949
                                   ==========     ======     ===========   ==========   ===========   ==========

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3. Loans and Leases Receivable

          Major classifications of loans at March 31, 2007 and December 31, 2006, were as follows:

                                   MARCH 31,    DECEMBER 31,
                                     2007           2006
                                 ------------   ------------
Loans:
   Real estate                   $143,330,381   $143,766,546
   Commercial real estate          36,925,891     36,966,855
   Consumer                        15,508,270     15,933,470
   Commercial                       8,470,158      9,172,160
   Overdrafts                         214,391        163,469
                                 ------------   ------------
                                 $204,449,091   $206,002,500
Leases:                               120,506        123,733
                                 ------------   ------------
                                 $204,569,597   $206,126,233
Net deferred loan fees, costs,
   premiums and discounts             313,655        324,283
Allowance for loan losses          (2,152,105)    (2,131,523)
                                 ------------   ------------
                                 $202,731,147   $204,318,993
                                 ============   ============

          An analysis of the allowance for possible loan losses is as follows:

                                 MARCH 31,
                          -----------------------   DECEMBER 31,
                             2007         2006          2006
                          ----------   ----------   ------------
Balance, Beginning        $2,131,523   $2,022,130    $2,022,130
   Provision charged to
      operations              62,499      112,000       275,500
   Recoveries                 32,873       32,994       151,513
   Loans charged off         (74,790)     (55,745)     (317,620)
                          ----------   ----------    ----------
Balance, Ending           $2,152,105   $2,111,379    $2,131,523
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

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3. Loans and Leases Receivable (continued)

                         MARCH 31,
                    ------------------   DECEMBER 31,
                      2007      2006         2006
                    -------   --------   ------------
Nonaccrual  loans   $71,496   $149,700     $402,014
Loans past due 90
   days or more
   still accruing
   interest         $    --   $     --     $  4,942
                    -------   --------     --------
   Total            $71,496   $149,700     $406,956
                    =======   ========     ========

Note 4. Time Deposits

          At March 31, 2007, the scheduled maturities of time deposits are as follows:

                            TIME DEPOSITS       ALL TIME
                          $100,000 AND OVER     DEPOSITS
                          -----------------   ------------
Within 3 months              $ 2,843,991      $  9,342,134
3 months thru 6 months         7,378,416        18,457,329
6 months thru 12 months       12,454,225        31,339,052
Over 12 months                18,397,571        58,127,702
                             -----------      ------------
                             $41,074,203      $117,266,217
                             ===========      ============

Note 5. Federal Home Loan Bank Borrowings

                                          MARCH 31,
                                  -------------------------   DECEMBER 31,
                                      2007          2006          2006
                                  -----------   -----------   ------------
Federal Home Loan Bank advances   $10,500,000   $10,000,000    $18,500,000

          CNB Bank, Inc. is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh and, as such, can take advantage of the FHLB program for overnight and term advances at published daily rates. At March 31, 2007, the Bank only has term advances with FHLB. Under the terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying mortgages and US government agencies and mortgage-backed securities. In addition, all of the Bank's stock in the FHLB is pledged as collateral for such debt. Term advances available under this agreement are limited by available and qualifying collateral and the amount of FHLB stock held by the borrower.

Note 6. Pension Plan

          CNB Bank, Inc. has an obligation under a defined benefit plan covering all eligible employees. See Note 11 "Pension Plan" to our consolidated financial statements in our most recently filed Annual Report on Form 10-K for further information.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 6. Pension Plan (continued)

          The components of net periodic plan cost charged to operations are as follows:

                                           MARCH 31,
                                      -------------------
                                        2007       2006
                                      --------   --------
Service cost                          $ 64,882   $ 40,304
Interest cost                           68,638     43,093
Expected return on plan assets         (67,471)   (43,084)
Amortization of prior service costs      3,086      2,141
Recognized net actuarial loss           22,005     14,065
                                      --------   --------
   Net periodic plan cost             $ 91,139   $ 56,519
                                      ========   ========

          There were no employer contributions paid during the quarters ended March 31, 2007 and 2006.

Note 7. Supplemental Retirement Plan

          On January 2, 2004, the Bank entered into a nonqualified supplemental retirement benefit agreement with the President which when fully vested would pay the President or his beneficiary an amount of $30,000 per year for 10 years beginning June 11, 2011, if he retires on or after May 29, 2011. Termination of employment prior to that date other than by reasons of death or disability will result in a reduced benefit. The expense for the three months ended March 31, 2007 and 2006 was $9,856 and $8,160, respectively.

Note 8. Supplemental Health Insurance Plan

          Effective January 1, 2005, the Bank changed its health insurance program to a high deductible plan and concurrently established health reimbursement accounts for each employee in the plan. The Bank has committed for 2006 to fund $750 for each participant. The expense incurred for the health reimbursement accounts for the three months ended March 31, 2007 and 2006 was $13,950 and $15,866, respectively.

Note 9. Discontinued Operations

          On April 27, 2006, CNB Insurance Services, Inc., a wholly-owned subsidiary of CNB Bank, Inc. of Berkeley Springs, West Virginia, which is a wholly-owned subsidiary of CNB Financial Services, Inc., entered into an agreement with Maiden Financial Inc. Under the terms of the agreement, CNB Insurance Services, Inc. sold to Maiden Financial Inc. certain assets constituting CNB Insurance Services, Inc.'s insurance business for a purchase price of $153,332 on June 1, 2006 resulting in a gain on sale of $143,913.

          The following table summarizes the net results of the discontinued operations of CNB Insurance Services, Inc.:

                                                Quarter ended
                                               March 31, 2006
                                               --------------
Net income (loss) from operations
   of CNB Insurance Services, Inc.                 $2,354
Gain on sale of CNB Insurance Services, Inc.           --
                                                   ------
Net Income before taxes                            $2,354
Taxes                                                 902
                                                   ------
Net income                                         $1,452
                                                   ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL

          CNB Financial Services, Inc. ("CNB" or the "Company") was organized under the laws of West Virginia in March 2000 at the direction of the Board of Directors of CNB Bank, Inc. formerly Citizens National Bank, (the "Bank") for the purpose of becoming a financial services holding company. The Company's primary function is to direct, plan and coordinate the business activities for the Bank and its subsidiary. We refer to the Company and its subsidiary as "CNB".

          On August 31, 2000, the Bank, via merger, became a wholly-owned subsidiary of the Company and the shareholders of the Bank became shareholders of the Company. Each Bank shareholder received two shares of the Company stock for each share of the Bank's common stock. The merger was accounted for as a pooling of interests.

          The Bank was organized on June 20, 1934, and has operated in Berkeley Springs in Morgan County, West Virginia, as a national banking association continuously until October 16, 2006 at which time the Bank obtained a West Virginia state charter and began operating as a state banking association.

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

          The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three months ended March 31, 2007 and 2006. This discussion may include forward-looking statements based upon management's expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion and have based all average balances on daily averages.

     CRITICAL ACCOUNTING POLICIES

          CNB has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of CNB's consolidated financial statements. The significant accounting policies of CNB are described in "Item 1, Critical Accounting Policies" and Note 1: Summary of Significant Accounting Policies of the Consolidated Financial Statements on Form 10-K as of December 31, 2006, and along with the disclosures presented in other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers to be critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgment and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

          CNB views the determination of the allowance for loan losses as a critical accounting policy that requires the most significant judgments, assumptions and estimates used in the preparation of its consolidated financial statements. For a more detailed discussion on the allowance for loan losses, see Nonperforming Loans and Allowance For Loan Losses in the Management's Discussion and Analysis and Allowance for Loan Losses in Note 1: Summary of Significant Accounting Policies and Note 4: Loans and Leases Receivable in the Notes to Consolidated Financial Statements in the Form 10-K for December 31, 2006.

     EARNINGS SUMMARY

          Net income for the three months ended March 31, 2007 was $626,000 or $1.37 per share compared to $532,000 or $1.16 per share for the same period in 2006. Annualized return on average assets and average equity were .9% and 12.3% respectively, for the three months ended March 31, 2007, compared with .8% and 11.0%, respectively, for the three months ended March 31, 2006.

          Earnings projections for the remainder of 2007 are expected to slightly exceed 2006 earnings. The Bank continues to have strong core deposit growth; however, during the third quarter of 2007, the Bank will be losing a large public fund depositor. The Bank will experience an increase in interest expense due to the increase in borrowings to fund this outflow of deposits and also, in general, interest expense will continue to increase due to the competitive rates being paid on the Bank's growing time deposit base. The Bank does not project loan growth to be as strong in 2007 as it was in 2006 due to the slowing of the real estate market caused by the unstable interest rate environment for consumers and the fact that in 2007 the Bank began selling all new fixed rate residential mortgage loans to secondary market investors. Both these factors will play a role in a lower net interest margin for the Bank. Although, the Bank will experience increased noninterest expenses from compliance with the provisions of the Sarbanes-Oxley Act of 2002 during this fiscal year, the Bank will continue to improve operating efficiencies to improve noninterest income and reduce all other noninterest expenses. These operating efficiencies and the gain on the sales of loans to secondary market investors will positively impact the Bank's earnings for the remainder of 2007.

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

          Net interest income for the three months ended March 31, 2007 decreased by $9,000 or .4% over the same period in 2006. Interest income for the three months ended March 31, 2007 increased by $545,000 or 14.8% compared to the same period in 2006, while interest expense increased by $554,000 or 43.2% during the three months ended March 31, 2007, as compared to the same period in the prior year.

          Although, average interest earning assets and the interest earned on these assets increased, interest expense paid also increased resulting in net interest income remaining relatively the same for the three month period.

          During the first quarter of 2007 compared to the same period in 2006, average net interest earning assets increased $17.3 million or 7.2% whereas average net interest bearing liabilities increased $14.3 million or 7.4% resulting in an unchanged net interest income. CNB experienced a shift in the deposit mix from lower yielding demand and savings deposits to higher yielding money market and time deposits. This shift added to the 89 basis point increase in rates paid on average interest bearing liabilities. CNB also experienced a shift in the interest earning assets from lower yielding taxable securities to very liquid, higher yielding federal funds sold. This shift along with a higher average balance in the loan portfolio contributed to the 44 basis point increase in rates earned on average interest earning assets. The 89 basis point increase in rates paid on average interest bearing liabilities offset by only a 44 basis point increase in rates earned on average interest earning assets contributed to the decrease in the net interest margin of 45 basis points while the ratio of net interest income to average interest earning assets decreased 28 basis points. The Bank's increased loan demand since the first quarter of 2006 and steady deposit growth has resulted in an increased loan to deposit ratio.

          See Table 1 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential.

          The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities.

     TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                               MARCH 31, 2007                  MARCH 31, 2006
                                                      -------------------------------   ------------------------------
                                                         QTR                               QTR
                                                       AVERAGE      QTR       YIELD/     AVERAGE      QTR      YIELD/
                                                       BALANCE    INTEREST   RATE (4)    BALANCE   INTEREST   RATE (4)
                                                      ---------   --------   --------   --------   --------   --------
                                                                          (IN THOUSANDS OF DOLLARS)
Interest earning assets:
   Federal funds sold                                  $    659    $    8      5.16%    $     36    $   --      4.36%
   Securities:
      Taxable                                            39,904       464      4.65       43,692       500      4.58
      Tax-exempt (1)                                     11,676       100      5.19       11,704       100      5.18
   Loans (net of unearned interest) (2)(5)(6)           206,265     3,591      6.96      185,783     3,020      6.50
                                                       --------    ------      ----     --------    ------      ----
         Total interest earning assets (1)             $258,504    $4,163      6.44%    $241,215    $3,620      6.00%
                                                       --------    ------      ----     --------    ------      ----
Nonearning assets:
   Cash and due from banks                             $  7,797                         $  9,439
   Bank premises and equipment, net                       6,313                            6,559
   Other assets                                           5,313                            4,903
   Allowance for loan losses                             (2,160)                          (2,075)
                                                       --------                         --------
         Total assets                                  $275,767                         $260,041
                                                       ========                         ========
Interest bearing liabilities:
   Savings deposits                                    $ 26,829    $   33      0.49%    $ 31,750    $   39      0.49%
   Time deposits                                        114,869     1,255      4.37       92,902       743      3.20
   NOW accounts                                          37,961       257      2.71       43,575       281      2.58
   Money market accounts                                 13,118        67      2.04       10,289        30      1.17
   Borrowings                                            16,605       224      5.40       16,534       189      4.57
                                                       --------    ------      ----     --------    ------      ----
         Total interest bearing liabilities            $209,382    $1,836      3.51%    $195,050    $1,282      2.63%
                                                       --------    ------      ----     --------    ------      ----
Noninterest bearing liabilities:
   Demand deposits                                     $ 41,522                         $ 42,628
   Other liabilities                                      4,432                            3,035
   Shareholders' equity                                  20,431                           19,328
                                                       --------                         --------
         Total liabilities and shareholders' equity    $275,767                         $260,041
                                                       ========                         ========
                                                                   ------                           ------
Net interest income (1)                                            $2,327                           $2,338
                                                                   ======                           ======
Net interest spread (3)                                                        2.92%                            3.37%
                                                                               ====                             ====
Net interest income to average interest earning
   assets (1)                                                                  3.60%                            3.88%
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

(5) Interest income on loans excludes fees of $66,776 in 2007 and $64,886 in 2006.

(6) Interest income on loans includes fees of $24,702 in 2007 and $21,174 in 2006 from the Business Manager Program, student loans and lease receivables.

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

          The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended March 31, 2007 and March 31, 2006 amounted to $62,499 and $112,000, respectively. Loan quality remains stable and non performing loans have decreased from the same period in 2006, however; past due loans have increased during this period. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require an adjustment to the reserves as a result of their examination of the bank. See "Nonperforming Assets and Allowance for Loan Losses" for further discussion.

     NONINTEREST INCOME

          Noninterest income for the three months ended March 31, 2007 increased $70,000 or 15.0% to $535,000 from $465,000 in the first quarter of 2006.
     The increase in noninterest income for the three months ended March 31, 2007 is a result of increases in overdraft account fees, debit card fees and trust fee income. The increase in fees related to overdrafts and debit cards have a direct correlation to the increased deposit base of the bank. Another factor impacting, in particular, overdraft account fees and, in general, noninterest income was an increase in service charge fees effective October 1, 2006. Trust fees increased due to the assets under management increasing 7.9% over the same period last year. Net gain on sales of loans is new in the first quarter of 2007 due to CNB selling $1.7 million in loans to secondary market investors at a gain of $26,000.

     NONINTEREST EXPENSES

          Noninterest expenses for the three months ended March 31, 2007, decreased $71,000 or 3.6%. The following details explain the differences. Salaries decreased due to six employees leaving the bank and their positions not being replaced. Other employees who left the Bank's employment during this period were replaced at a lower salary base. These decreases were offset by normal merit increases and in late January 2006, the Bank increased all hourly salaries to become more in line with the area competition. Employee benefits increased due to an increase in pension expense offset by the decrease in payroll taxes.

          Occupancy expense increased due to the rising cost of property taxes and utilities costs and some minor remodeling at the main office. Furniture and equipment expense showed a decrease for the three months ended March 31, 2007 as compared to the same period last year. This decrease was due to a reduction in software amortization expense due to items related to the computer conversion in 2003 being fully amortized in February 2006 offset by the increased cost and number of maintenance contracts the bank carries on its equipment.

          The decrease in other operating expenses for the three months ended March 31, 2007, was due to decreases in marketing expense, stationary, supplies and printing, ATM expense, debit card expense and examination fees expense. Marketing expense decreased due to the bank had increased its newspaper and radio exposure showcasing the Bank's deposit products in the first quarter of 2006. This exposure has significantly been reduced since that period of time. Stationary, supplies and printing expense decreased due to the mass ordering of supplies in 2006 due to the Bank's name change in conjunction with the Bank's charter change. ATM expense and debit card expense decreased due to the Bank converting to a new system for processing during the second quarter of 2006. The ATM expense for the first quarter of 2006 included the costs for the one time conversion for the new system. Examination fee expense decreased due to the Bank changing its charter from a national charter to a state charter in October 2006. State banking commission examination fees are lower than the OCC examination fees. These decreases were offset by increased board fees and other outside service fees for the period. Board fees payable to directors increased in April 2006. Outside service fees are higher in 2007 due to the expenses related to complying with Sarbanes-Oxley Act of 2002 and the incurrence of service charges on our correspondent account with the Federal Reserve Bank.

          An additional reason noninterest expenses decreased is due to the decrease in loss on sales of securites and loss on disposal of premises and equipment in 2007 compared to 2006.

     INCOME TAXES

          The Bank's provision for income taxes increased $86,000 or 36.5% to $323,000 for the three months ended March 31, 2007. The effective tax rates for the first quarter of 2007 and 2006 were 34.1% and 30.9%, respectively. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities and loans, and non-deductible expenses, such as life insurance premiums.

     FINANCIAL CONDITION

          The Bank's total assets as of March 31, 2007 decreased $2.0 million or .7% to $274.1 million from December 31, 2006 due primarily to a $1.6 million decrease in loans, $2.2 million decrease in investment securities offset by a $1.7 million increase in Federal funds sold and a $782,000 increase in cash and due from banks. The Bank's total liabilities decreased $2.6 million or 1.0% to $253.1 million from December 31, 2006 due to a $8.0 million decrease in borrowings offset by a $4.9 million increase in deposits. Shareholders' equity increased $677,000 to $21.0 million at March 31, 2007, due to net income of $626,000 and a $50,000 increase in accumulated other comprehensive income. The $50,000 increase in accumulated other comprehensive income is a direct result of the increase in market value of available for sale securities. The components of accumulated other comprehensive income at March 31, 2007 and December 31, 2006, were unrealized gains and losses on available for sale securities, net of deferred income taxes and unrecognized pension costs, net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results unless the securities are actually sold.

     LOAN PORTFOLIO

          At March 31, 2007, total loans decreased $1.6 million or .8% to $202.7 million from $204.3 million at December 31, 2006. Beginning in January 2007, the Bank began selling all fixed rate mortgage loans to secondary market investors. During the first quarter of 2007, CNB originated and sold $1.7 million of loans to secondary market investors. Also, loan demand has slowed down due to the current instability of the interest rate environment and the slowdown in the housing market, even though lending officers continue to be proactive in their marketing effort in the bank's lending area.

     NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

          Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, restructured loans and other real estate owned. The following table summarized the Bank's nonperforming assets as of the periods shown:

                                             MARCH 31,
                                        ------------------   DECEMBER 31,
                                          2007      2006         2006
                                        -------   --------   ------------
Nonaccrual loans                        $71,496   $149,700     $402,014
Loans past due 90 days or more
   still accruing interest                   --         --        4,942
                                        -------   --------     --------
Total nonperforming loans               $71,496   $149,700     $406,956
                                        -------   --------     --------
Other real estate owned                 $    --   $     --     $     --
                                        -------   --------     --------
Total nonperforming assets              $71,496   $149,700     $406,956
                                        =======   ========     ========
Nonperforming loans/Total loans            0.04%      0.08%        0.20%
Nonperforming assets/Total assets          0.03%      0.06%        0.15%
Allowance for loan losses/Total loans      1.06%      1.13%        1.03%

          As of March 31, 2007, the Bank has no loans which management considers to be impaired. Management is aware of thirteen borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $2.1 million. The loans are collateralized and management anticipates any additional potential loss would be minimal.

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

          The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. At March 31, 2007, the allowance for loan losses totaled $2.2 million compared to $2.1 million at December 31, 2006. The allowance for loan losses as a percentage of loans was 1.1% as of March 31, 2007 and 1.0% as of December 31, 2006.

          An analysis of the allowance for loan losses is summarized below:

                                MARCH 31,          DECEMBER 31,
                                   2007                2006
                            -----------------   -----------------
                                      PERCENT             PERCENT
                                        OF                  OF
                                       LOANS               LOANS
                                      IN EACH             IN EACH
                                     CATEGORY            CATEGORY
                                        TO                  TO
                                       TOTAL               TOTAL
In thousands                AMOUNT     LOANS    AMOUNT     LOANS
                            ------   --------   ------   --------
Commercial, financial       $1,169      22%     $1,231      22%
   and agriculture
Real estate - residential      493      70         508       70
   mortgage
Installment and other          230       8         225        8
Unallocated                    260     N/A         168      N/A
                            ------   --------   ------   --------
   Total                    $2,152     100%     $2,132     100%
                            ------   --------   ------   --------

     DEPOSITS

          The Bank's deposits increased $4.9 million or 2.1% during the three months ended March 31, 2007. A factor contributing to the increase in time deposits are the competitive rates the Bank was continuing to offer on its certificates of deposit during the first three months of 2007. In our Washington County, Maryland market area, there have been a number of bank mergers and CNB continues to benefit from these mergers with the increased volume of new deposit accounts. The Bank's Washington County Maryland branch has grown $2.3 million in deposits since December 31, 2006. Offsetting these increases is a decrease in the bank's interest-bearing demand deposits which is a direct result of a $2.9 million decrease in two public fund deposit relationships which operate in the bank's market area. One of these public fund relationships was out for bid during the first part of the second quarter of 2007. The Bank was unsuccessful in their rebid for this deposit relationship. Beginning in July 2007, these deposits, which carried a balance of $11.8 million at March 31, 2007, will begin to runoff.

     CAPITAL RESOURCES

          Shareholders' equity increased $677,000 or 3.3% during the first three months of 2007 due to $626,000 in net income and a $50,000 increase in accumulated other comprehensive income. The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was "well capitalized" at March 31, 2007. The following table summarizes, as of March 31, 2007, the Bank's capital ratios.

                           Components   Actual   Required
                           of Capital    Ratio    Ratio
                           ----------   ------   --------
Tier 1 Capital               $21,929      8.0%     4.0%
Total Risk Based Capital     $24,008     14.4%     8.0%

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

          3. Permits an entity with a separately recognized servicing asset or servicing liability to choose either of the following methods for subsequent measurement:

               a.   Amortization Method
               b.   Fair Value Method

          The new Standard is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption permitted. CNB has determined that this new pronouncement will not have a material impact on their financial statements.

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

          In July 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. CNB has adopted FIN 48 for the year beginning January 1, 2007.

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

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." The fair value option established by this SFAS permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This SFAS is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the fiscal year that begins before November 15, 2007 provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements." CNB has elected not to early adopt SFAS No. 159.

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

          The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold which totaled $50.4 million, or 18.4% of total assets at March 31, 2007. In addition, liquidity may be generated through loan repayments, FHLB borrowings and over $7.5 million of available borrowing arrangements with correspondent banks. At March 31, 2007, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $1.6 million of cash from operations in the first three months of 2007, which compares to $1.4 million during the same time period in 2006. Additional cash of $3.1 million was used in net financing activities through March 31, 2007, which compares to $1.1 million provided through financing activities for the first three months of 2006. Net cash provided by investing activities totaled $2.3 million during the first three months of 2007 compared to $2.7 million net cash used in investing activities during the same time period in 2006. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

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

          The Bank's base-line scenario holds the prime rate constant at 8.25 percent through March 2008. Based on the April 2007 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing or decreasing interest rate scenario.

     CONTRACTUAL OBLIGATIONS

          There were no other material changes outside the normal course of business to the quantitative and qualitative disclosures about contractual obligations previously reported on Form 10-K for the year ended December 31, 2006. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" in the Form 10-K for December 31, 2006 for a detailed discussion.

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

          There have been no changes in the Company's internal controls over financial reporting in the fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

          Presently, the Bank is in the process of documenting internal controls as part of the compliance with Section 404 of the Sarbanes-Oxley Act.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     There are no material legal proceedings to which CNB or its subsidiary is a part, or to which any of their property is subject. However, CNB is involved in various legal proceedings occurring in the ordinary course of business.

Item 1a. Risk Factors

     There have been no material changes to CNB's risk factors since these factors were previously disclosed in CNB's annual report on Form 10K for the period ended December 31, 2006.

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

                                        CNB Financial Services, Inc.
                                        (Registrant)


Date May 14, 2007                     /s/ Thomas F. Rokisky, President/CEO
                                      ------------------------------------------


Date May 14, 2007                     /s/ Rebecca S. Stotler, Vice President/CFO
                                      ------------------------------------------