Form 10-Q
period 2007-06-30
CNB FINANCIAL SERVICES INC
filed 2007-08-14
CIK 1113336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _____ TO _____


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

                                YES [ ]   NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 458,048 shares of common stock, par value $1 per share, as of August 13, 2007.

                          CNB FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART 1: FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Statements of Financial Condition as of
               June 30, 2007 (Unaudited) and December 31, 2006.........        3

            Consolidated Statements of Income for the Three and Six
               Months ended June 30, 2007 and 2006 (Unaudited).........        4

            Consolidated Statements of Changes in Shareholders' Equity
               for the Three and Six Months Ended June 30, 2007
               (Unaudited) and the Year Ended December 31, 2006........        5

            Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 2007 and 2006 (Unaudited)................        6

            Notes to Consolidated Financial Statements (Unaudited).....        7

   Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations for the Three and Six Months
               ended June 30, 2007.....................................       15

   Item 3.  Quantitative and Qualitative Disclosures about Market
               Risk....................................................       25

   Item 4.  Controls and Procedures....................................       26

PART II: OTHER INFORMATION

   Item 1.  Legal Proceedings..........................................       27

   Item 1a. Risk Factors...............................................       27

   Item 4.  Submission of Matters to a Vote of Security Holders........       27

   Item 6.  Exhibits and Reports on Form 8-K...........................       27

            SIGNATURES.................................................       28

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

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                     JUNE 30,     DECEMBER 31,
                                                       2007           2006
                                                   ------------   ------------
                                                    (Unaudited)     (Audited)
                     ASSETS
Cash and due from banks                            $  8,689,589   $  7,358,773
Federal funds sold                                    2,418,000          9,000
Securities available for sale
   (at approximate market value)                     53,162,734     50,873,335
Federal Home Loan Bank stock, at cost                 1,230,000      1,753,000
Loans and lease receivable, net                     201,247,424    204,318,993
Accrued interest receivable                           1,323,721      1,354,041
Premises and equipment, net                           6,258,077      6,327,294
Deferred income taxes                                 1,676,455      1,482,166
Cash surrender value of life insurance                1,511,276      1,394,521
Intangible assets                                       441,420        497,178
Other assets                                            404,975        700,240
                                                   ------------   ------------
      TOTAL ASSETS                                 $278,363,671   $276,068,541
                                                   ============   ============
      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
      Demand                                       $ 45,407,159   $ 42,751,409
      Interest-bearing demand                        50,451,718     52,549,478
      Savings                                        25,808,447     27,548,990
      Time, $100,000 and over                        45,371,576     37,760,199
      Other time                                     79,314,236     72,472,664
                                                   ------------   ------------
                                                   $246,353,136   $233,082,740
   Accrued interest payable                           1,212,084      1,071,990
   FHLB borrowings                                    6,800,000     18,500,000
   Accrued expenses and other liabilities             2,993,823      3,091,549
                                                   ------------   ------------
      TOTAL LIABILITIES                            $257,359,043   $255,746,279
                                                   ------------   ------------
SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000  shares
      authorized; 458,048 shares outstanding       $    458,048   $    458,048
   Capital surplus                                    4,163,592      4,163,592
   Retained earnings                                 18,474,984     17,421,402
   Accumulated other comprehensive income            (2,091,996)    (1,720,780)
                                                   ------------   ------------
      TOTAL SHAREHOLDERS' EQUITY                   $ 21,004,628   $ 20,322,262
                                                   ------------   ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $278,363,671   $276,068,541
                                                   ============   ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   JUNE 30,                  JUNE 30,
                                                           -----------------------   -----------------------
                                                              2007         2006         2007         2006
                                                           ----------   ----------   ----------   ----------
INTEREST INCOME
   Interest and fees on loans                              $3,598,134   $3,273,477   $7,255,996   $6,358,570
   Interest and dividends on securities
      U.S. Government agencies and corporations               326,642      396,260      657,720      775,181
      Mortgage backed securities                              102,957      105,403      205,359      206,696
      State and political subdivisions                         99,210       97,383      202,722      200,871
      Dividend income                                          24,130       23,231       50,700       35,940
   Interest on FHLB deposits                                    2,482        4,364        2,965        7,293
   Interest on federal funds sold                              28,142          352       36,295          754
                                                           ----------   ----------   ----------   ----------
                                                           $4,181,697   $3,900,470   $8,411,757   $7,585,305
                                                           ----------   ----------   ----------   ----------
INTEREST EXPENSE
   Interest on interest bearing demand, savings and time
      deposits                                             $1,778,088   $1,282,151   $3,389,969   $2,375,520
   Interest on FHLB borrowings                                 70,525      179,592      294,986      368,566
                                                           ----------   ----------   ----------   ----------
                                                           $1,848,613   $1,461,743   $3,684,955   $2,744,086
                                                           ----------   ----------   ----------   ----------
         NET INTEREST INCOME                               $2,333,084   $2,438,727   $4,726,802   $4,841,219
PROVISION FOR LOAN LOSSES                                      35,500       74,500       97,999      186,500
                                                           ----------   ----------   ----------   ----------
         NET INTEREST INCOME AFTER PROVISION FOR LOAN
            LOSSES                                         $2,297,584   $2,364,227   $4,628,803   $4,654,719
                                                           ----------   ----------   ----------   ----------
NONINTEREST INCOME
   Service charges on deposit accounts                     $  336,762   $  322,379   $  640,108   $  610,612
   Other service charges, commissions and fees                200,356      167,229      383,430      319,492
   Insurance commissions                                           --           --           --           --
   Other operating income                                      78,676       13,976       97,462       34,293
   Net gain on sales of loans                                  28,953           --       55,169           --
   Income from title company                                    2,695        7,167        5,839       11,040
                                                           ----------   ----------   ----------   ----------
                                                           $  647,442   $  510,751   $1,182,008   $  975,437
                                                           ----------   ----------   ----------   ----------
NONINTEREST EXPENSES
   Salaries                                                $  784,139   $  752,195   $1,526,740   $1,507,206
   Employee benefits                                          302,757      338,540      626,987      637,840
   Occupancy of premises                                      134,270      125,988      263,248      246,488
   Furniture and equipment expense                            210,692      202,826      419,366      414,687
   Other operating expenses                                   526,144      488,166    1,034,828    1,030,870
   Net (gain) loss on sale of securities                         (238)        (437)       1,879       40,741
   Net (gain) loss on disposal of premises and equipment       (1,100)       2,567          (54)      19,756
                                                           ----------   ----------   ----------   ----------
                                                           $1,956,664   $1,909,845   $3,872,994   $3,897,588
                                                           ----------   ----------   ----------   ----------
         INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
            TAXES                                          $  988,362   $  965,133   $1,937,817   $1,732,568
PROVISION FOR INCOME TAXES                                    331,893      317,934      655,211      554,821
                                                           ----------   ----------   ----------   ----------
         INCOME FROM CONTINUING OPERATIONS                 $  656,469   $  647,199   $1,282,606   $1,177,747
                                                           ----------   ----------   ----------   ----------
               DISCONTINUED OPERATIONS
         NET RESULTS FROM DISCONTINUED OPERATIONS OF CNB
            INSURANCE SERVICES, INC BEFORE INCOME TAXES    $       --   $  121,509   $       --   $  123,863
PROVISION FOR INCOME TAXES                                 $       --   $   42,595   $       --   $   43,497
                                                           ----------   ----------   ----------   ----------
         NET RESULTS ON DISCOUNTINUED OPERATIONS           $       --   $   78,914   $       --   $   80,366
         NET INCOME                                        $  656,469   $  726,113   $1,282,606   $1,258,113
                                                           ==========   ==========   ==========   ==========
BASIC EARNINGS PER SHARE                                   $     1.43   $     1.59   $     2.80   $     2.75
                                                           ==========   ==========   ==========   ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                          ACCUMULATED
                                                                             OTHER           TOTAL
                                    COMMON      CAPITAL      RETAINED    COMPREHENSIVE   SHAREHOLDERS'
                                    STOCK       SURPLUS      EARNINGS        INCOME          EQUITY
                                  ---------   ----------   -----------   -------------   -------------
BALANCE, JANUARY 1, 2006          $ 458,048   $4,163,592   $15,658,134    $(1,271,733)    $19,008,041
                                                                                          -----------
Comprehensive income:
   Net income for six months
      ended June 30, 2006                --           --     1,258,113             --       1,258,113
   Change in unrealized gains
      (losses) on securities
      available for sale
      (net of tax of $456,956)           --           --            --       (745,558)       (745,558)
                                                                                          -----------
Total Comprehensive Income                                                                    512,555
                                                                                          -----------
Cash dividends ($.45 per share)          --           --      (206,122)            --        (206,122)
                                  ---------   ----------   -----------    -----------     -----------
BALANCE, JUNE 30, 2006            $ 458,048   $4,163,592   $16,710,125    $(2,017,291)    $19,314,474
                                  =========   ==========   ===========    ===========     ===========
BALANCE, JANUARY 1, 2007          $ 458,048   $4,163,592   $17,421,402    $(1,720,780)    $20,322,262
                                                                                          -----------
Comprehensive income:
   Net income for six months
      ended June 30, 2007                --           --     1,282,606             --       1,282,606
   Change in unrealized gains
      (losses) on securities
      available for sale
      (net of tax of $227,520)           --           --            --       (371,216)       (371,216)
                                                                                          -----------
Total Comprehensive Income                                                                    911,390
                                                                                          -----------
Cash dividends ($.50 per share)          --           --      (229,024)            --        (229,024)
                                  ---------   ----------   -----------    -----------     -----------
BALANCE, JUNE 30, 2007            $ 458,048   $4,163,592   $18,474,984    $(2,091,996)    $21,004,628
                                  =========   ==========   ===========    ===========     ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                       ---------------------------
                                                                           2007           2006
                                                                       ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $  1,282,606   $  1,258,113
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization on premises, equipment and software        287,306        370,182
   Provision for loan losses                                                 97,999        186,500
   Deferred income taxes                                                     33,231        (72,963)
   Net loss on sale of securities                                             1,879         40,741
   Net (gain) loss on disposal of premises and equipment                        (54)        19,756
   Net gain on loans sold                                                   (55,169)            --
   Loans originated for sale                                             (3,248,550)            --
   Proceeds from loans sold                                               3,303,719             --
   (Increase) decrease in accrued interest receivable                        30,320        (51,267)
   (Increase) decrease in other assets                                      387,908        (36,970)
   Gain on sale of CNB Insurance Services Inc                                    --       (143,913)
   Gain on sale of stock                                                    (59,369)            --
   Increase in accrued interest payable                                     140,094        199,911
   (Increase) in cash surrender value on life insurance in excess
      of premiums paid                                                      (58,321)       (53,897)
   (Decrease) in accrued expenses and other liabilities                     (97,726)       (56,806)
   Amortization of deferred loan (fees) cost                                 38,478         32,830
   Amortization (accretion) of premium and discount on investments           16,182         18,352
                                                                       ------------   ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                        $  2,100,533   $  1,710,569
                                                                       ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in loans, not originated for sale           $  2,935,092   $(12,569,084)
   Proceeds from sales of securities                                      1,977,492      3,133,464
   Proceeds from maturities, repayments and calls of securities           1,439,269      1,170,569
   Purchases of securities                                               (6,322,957)    (6,493,083)
   Purchases of Federal Home Loan Bank stock                               (656,000)    (4,080,000)
   Redemptions of Federal Home Loan Bank stock                            1,179,000      4,055,200
   Purchases of premises, equipment and software                           (256,020)      (151,068)
   Proceeds from sales of premises and equipment                              1,100             --
   Proceeds from sale of CNB Insurance Services Inc                              --        153,332
   Proceeds from sale of stock                                               59,369             --
   Net (increase) decrease in federal funds sold                         (2,409,000)        25,000
   Premiums paid on life insurance                                          (58,434)       (58,822)
                                                                       ------------   ------------
      NET CASH (USED IN) INVESTING ACTIVITIES                          $ (2,111,089)  $(14,814,492)
                                                                       ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in demand and savings deposits              $ (1,182,553)  $  8,191,728
   Net increase in time deposits                                         14,452,949      9,572,320
   Net (decrease) in FHLB borrowings                                    (11,700,000)    (4,800,000)
   Cash dividends paid                                                     (229,024)      (206,122)
                                                                       ------------   ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                        $  1,341,372   $ 12,757,926
                                                                       ------------   ------------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             $  1,330,816   $   (345,997)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            7,358,773     10,085,252
                                                                       ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  8,689,589   $  9,739,255
                                                                       ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period:
      Interest                                                         $  3,544,861   $  2,543,339
      Intcome taxes                                                    $    440,000   $    665,500

The Notes to Consolidated Financial Statements are an integral part of these statements.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Basis of Presentation and Contingencies

          In the opinion of CNB Financial Services, Inc. ("CNB" or the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB's financial condition as of June 30, 2007 and the results of operations for the three and six months ended June 30, 2007 and 2006, changes in shareholders' equity and cash flows for the six months ended June 30, 2007 and 2006.

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

Note 2. Securities

          The amortized cost and estimated market value of debt securities at June 30, 2007 and December 31, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

          Securities are summarized as follows:

                                                          JUNE 30, 2007                       WEIGHTED
                                       ---------------------------------------------------     AVERAGE
                                                        GROSS        GROSS      ESTIMATED       TAX
                                        AMORTIZED    UNREALIZED   UNREALIZED       FAIR      EQUIVALENT
                                           COST         GAINS       LOSSES        VALUE         YIELD
                                       -----------   ----------   ----------   -----------   ----------
Available for sale:
   U.S. Government agencies
      and corporations
      After 1 but within 5 years       $28,068,812     $   --     $  899,588   $27,169,224      4.27%
      After 5 but within 10 years        3,993,898         --         46,348     3,947,550      5.52
                                       -----------     ------     ----------   -----------
                                       $32,062,710     $   --     $  945,936   $31,116,774      4.43%
                                       -----------     ------     ----------   -----------
   States and political subdivisions
      Within one year                  $   340,263     $   --     $    2,780   $   337,483      2.62%
      After 1 but within 5 years         2,036,024      1,185         46,751     1,990,458      3.29
      After 5 but within 10 years        8,761,552         --        355,205     8,406,347      3.49
                                       -----------     ------     ----------   -----------
                                       $11,137,839     $1,185     $  404,736   $10,734,288      3.43%
                                       -----------     ------     ----------   -----------
   Mortgage backed securities          $11,617,958     $   23     $  306,309   $11,311,672      5.33%
                                       -----------     ------     ----------   -----------
Total securities available for sale    $54,818,507     $1,208     $1,656,981   $53,162,734      4.42%
                                       ===========     ======     ==========   ===========
Restricted:
   Federal Home Loan Bank stock        $ 1,230,000     $   --     $       --   $ 1,230,000      6.00%
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
                                       ===========     =======    ==========   ===========

          The fair value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $34,688,483 at June 30, 2007 and $37,066,060 at December 31, 2006.

          Proceeds from sales of securities available for sale (excluding maturities and calls) during the six months ended June 30, 2007 and the year ended December 31, 2006 were $1,977,492 and $12,218,693, respectively. Gross gains (losses) of $1,066 and $(3,002) during the six months ended June 30, 2007 on respective sales of securities and $27,291 and $(65,000) for the year ended December 31, 2006 were realized on the respective sales. Gross gains of $57 during the six months ended June 30, 2007 were realized on called securities.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2. Securities (continued)

          The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007 and December 31, 2006.

          Securities are summarized as follows:

                                                                   JUNE 30, 2007
                                   -----------------------------------------------------------------------------
                                     LESS THAN 12 MONTHS         12 MONTHS OR MORE                TOTAL
                                   -----------------------   ------------------------   ------------------------
                                      FAIR      UNREALIZED       FAIR      UNREALIZED       FAIR      UNREALIZED
DESCRIPTION OF SECURITIES             VALUE       LOSSES        VALUE        LOSSES        VALUE        LOSSES
-------------------------          ----------   ----------   -----------   ----------   -----------   ----------
U.S. government agencies
   and corporations                $       --     $    --    $29,116,774   $  945,936   $29,116,774   $  945,936
State and political subdivisions      809,969      22,592      9,813,134      382,144    10,623,103      404,736
Mortgage backed securities          5,073,793      20,154      5,736,004      286,155    10,809,797      306,309
                                   ----------     -------    -----------   ----------   -----------   ----------
Total temporarily impaired
   securities                      $5,883,762     $42,746    $44,665,912   $1,614,235   $50,549,674   $1,656,981
                                   ==========     =======    ===========   ==========   ===========   ==========

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
                                   ==========     ======     ===========   ==========   ===========   ==========

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3. Loans and Leases Receivable

          Major classifications of loans at June 30, 2007 and December 31, 2006, were as follows:

                                   JUNE 30,     DECEMBER 31,
                                     2007           2006
                                 ------------   ------------
Loans:
   Real estate                   $142,694,918   $143,766,546
   Commercial real estate          35,961,441     36,966,855
   Consumer                        15,774,310     15,933,470
   Commercial                       8,299,123      9,172,160
   Overdrafts                         224,560        163,469
                                 ------------   ------------
                                 $202,954,352   $206,002,500
Leases:                               117,106        123,733
                                 ------------   ------------
                                 $203,071,458   $206,126,233
Net deferred loan fees, costs,
   premiums and discounts             315,448        324,283
Allowance for loan losses          (2,139,482)    (2,131,523)
                                 ------------   ------------
                                 $201,247,424   $204,318,993
                                 ============   ============

          An analysis of the allowance for possible loan losses is as follows:

                                  JUNE 30,
                          -----------------------   DECEMBER 31,
                             2007         2006         2006
                          ----------   ----------   ------------
Balance, Beginning        $2,131,523   $2,022,130    $2,022,130
   Provision charged to
      operations              97,999      186,500       275,500
   Recoveries                 75,625       65,724       151,513
   Loans charged off        (165,665)    (119,335)     (317,620)
                          ----------   ----------    ----------
Balance, Ending           $2,139,482   $2,155,019    $2,131,523
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

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3. Loans and Leases Receivable (continued)

                                JUNE 30,
                          -------------------   DECEMBER 31,
                            2007       2006         2006
                          --------   --------   ------------
Nonaccrual  loans         $658,768   $204,942     $402,014
Loans past due 90 days
   or more still
   accruing interest            --         --        4,942
                          --------   --------     --------
   Total                  $658,768   $204,942     $406,956
                          ========   ========     ========

Note 4. Time Deposits

          At June 30, 2007, the scheduled maturities of time deposits are as follows:

                            TIME DEPOSITS       ALL TIME
                          $100,000 AND OVER     DEPOSITS
                          -----------------   ------------
Within 3 months              $ 6,761,890      $ 18,521,937
3 months thru 6 months        10,732,738        24,565,151
6 months thru 12 months       12,188,440        31,885,126
Over 12 months                15,688,508        49,713,598
                             -----------      ------------
                             $45,371,576      $124,685,812
                             ===========      ============

Note 5. Federal Home Loan Bank Borrowings

                                  JUNE 30,
                          ------------------------   DECEMBER 31,
                             2007          2006          2006
                          ----------   -----------   ------------
Federal Home Loan Bank
   advances               $6,800,000   $13,000,000    $18,500,000

          CNB Bank, Inc. is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh and, as such, can take advantage of the FHLB program for overnight and term advances at published daily rates. At June 30, 2007, the Bank only has term advances with FHLB. Under the terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying mortgages and US government agencies and mortgage-backed securities. In addition, all of the Bank's stock in the FHLB is pledged as collateral for such debt. Term advances available under this agreement are limited by available and qualifying collateral and the amount of FHLB stock held by the borrower.

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

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 6. Pension Plan (continued)

          The components of net periodic plan cost charged to operations are as follows:

                                        JUNE 30,
                                 ---------------------
                                    2007        2006
                                 ---------   ---------
Service cost                     $ 123,911   $ 116,196
Interest cost                      133,622     124,236
Expected return on plan assets    (133,577)   (124,210)
Amortization of prior service
   costs                             6,172       6,172
Recognized net actuarial loss       39,707      40,550
                                 ---------   ---------
   Net periodic plan cost        $ 169,835   $ 162,944
                                 =========   =========

          Employer contributions paid during the periods ended June 30, 2007 and 2006 were $386,764 and $161,104, respectively.

Note 7. Supplemental Retirement Plan

          On January 2, 2004, the Bank entered into a nonqualified supplemental retirement benefit agreement with the President which when fully vested would pay the President or his beneficiary an amount of $30,000 per year for 10 years beginning June 11, 2011, if he retires on or after May 29, 2011. Termination of employment prior to that date other than by reasons of death or disability will result in a reduced benefit. The expense for the six months ended June 30, 2007 and 2006 was $19,713 and $16,321, respectively.

Note 8. Supplemental Health Insurance Plan

          Effective January 1, 2005, the Bank changed its health insurance program to a high deductible plan and concurrently established health reimbursement accounts for each employee in the plan. The Bank has committed for 2007 to fund $750 for each participant. The expense incurred for the health reimbursement accounts for the six months ended June 30, 2007 and 2006 was $28,519 and $32,069, respectively.

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

     The following table summarizes the net results of the discontinued operations of CNB Insurance Services, Inc.:

                                                Quarter ended   Quarter ended   Six months ended
                                               March 31, 2006   June 30, 2006     June 30, 2006
                                               --------------   -------------   ----------------
Net income (loss) from operations
   of CNB Insurance Services, Inc.                 $2,354         $(22,404)         $(20,050)
Gain on sale of CNB Insurance Services, Inc.           --          143,913           143,913
                                                   ------         --------          --------
Net Income before taxes                            $2,354         $121,509          $123,863
Taxes                                                 902           42,595            43,497
                                                   ------         --------          --------
Net income                                         $1,452         $ 78,914          $ 80,366
                                                   ======         ========          ========

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

          The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three and six months ended June 30, 2007 and 2006. This discussion may include forward-looking statements based upon management's expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion and have based all average balances on daily averages.

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

     EARNINGS SUMMARY

          Net income for the three months ended June 30, 2007 was $656,000 or $1.43 per share compared to $726,000 or $1.59 per share for the same period in 2006. Annualized return on average assets and average equity were 1.0% and 12.5% respectively, for the three months ended June 30, 2007, compared with 1.1% and 14.9%, respectively, for the three months ended June 30, 2006.

          Net income for the six months ended June 30, 2007 was $1.3 million or $2.80 per share compared to $1.3 million or $2.75 per share for the same period in 2006. Annualized return on average assets and average equity were .9% and 12.4% respectively, for the six months ended June 30, 2007, compared with 1.0% and 12.9% respectively, for the six months ended June 30, 2006.

          Earnings projections for the remainder of 2007 are expected to slightly exceed 2006 earnings. The Bank continues to have strong core deposit growth; however, during the third quarter of 2007, the Bank will lose a large public fund depositor of approximately $14.5 million at June 30, 2007. The Bank will experience an increase in interest expense due to the increase in borrowings to fund this outflow of deposits in addition to the Bank paying competitive rates on their growing time deposit base. The Bank does not project loan growth to be as strong in 2007 as it was in 2006 due to the slowing of the real estate market caused by the unstable interest rate environment for consumers and the fact that in 2007 the Bank began selling all new fixed rate residential mortgage loans to secondary market investors. Both these factors will play a role in a lower net interest margin for the Bank. Although, the Bank will experience increased noninterest expenses from compliance with the provisions of the Sarbanes-Oxley Act of 2002 during this fiscal year, the Bank will continue to improve operating efficiencies to improve noninterest income and reduce all other noninterest expenses. These operating efficiencies and the gain on the sales of loans to secondary market investors will positively impact the Bank's earnings for the remainder of 2007.

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

          Net interest income for the three months ended June 30, 2007 decreased by $106,000 or 4.3% over the same period in 2006. Interest income for the three months ended June 30, 2007 increased by $281,000 or 7.2% compared to the same period in 2006, while interest expense increased by $387,000 or 26.5% during the three months ended June 30, 2007, as compared to the same period in the prior year.

          Net interest income for the six months ended June 30, 2007 decreased by $114,000 or 2.4% over the same period in 2006. Interest income for the six months ended June 30, 2007 increased by $826,000 or 10.9% compared to the same period in 2006, while interest expense increased by $941,000 or 34.3% during the six months ended June 30, 2007, as compared to the same period in the prior year.

          Although, average interest earning assets and the interest earned on these assets increased, interest expense paid increased resulting in net interest income to decrease for the three and six month periods ending June 30, 2007.

          During the second quarter of 2007 compared to the same period in 2006, average net interest earning assets increased $8.4 million or 3.4% whereas average net interest bearing liabilities increased $6.5 million or 3.3% resulting in a decrease in net interest income. During the six months ended June 30, 2007 compared to the same period in 2006, average net interest earning assets increased $12.8 million or 5.3% whereas average net interest bearing liabilities increased $10.6 million or 5.4% resulting in a decrease in net interest income. CNB has experienced a shift in the deposit mix from lower yielding demand and savings deposits to higher yielding money market and time deposits. This shift added to the 66 basis point increase in rates paid on average interest bearing liabilities for the quarter and the 77 basis point increase in rates paid on average interest bearing liabilities for the six month period ending June 30, 2007, both time frames compared to the same periods in 2006. During both time frames previously mentioned, CNB also experienced a shift in the interest earning assets from lower yielding taxable securities to very liquid, higher yielding federal funds sold. This shift along with a higher average balance in the loan portfolio contributed to the 27 basis point increase in rates earned on average interest earning assets for the quarter and a 35 basis point increase in rates earned on average interest earning assets for the six month period ending June 30, 2007, both time frames compared to the same periods in 2006. The 66 basis point increase in rates, for the quarter, paid on average interest bearing liabilities offset by only a 27 basis point increase in rates earned on average interest earning assets contributed to the decrease in the net interest margin of 39 basis points while the ratio of net interest income to average interest earning assets decreased 26 basis points. The 77 basis point increase in rates, for the six month period, paid on average interest bearing liabilities offset by only a 35 basis point increase in rates earned on average interest earning assets contributed to the decrease in the net interest margin of 42 basis points while the ratio of net interest income to average interest earning assets decreased 27 basis points. The Bank's slower loan demand since the beginning of 2007 and continued steady deposit growth has resulted in the Bank's loan to deposit ratio remaining relatively unchanged..

          See Table 1 and Table 2 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential.

          The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities.

     TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                        JUNE 30, 2007                   JUNE 30, 2006
                                                ----------------------------    ----------------------------
                                                   QTR                             QTR
                                                 AVERAGE      QTR     YIELD/     AVERAGE      QTR     YIELD/
                                                 BALANCE   INTEREST    RATE (4)  BALANCE   INTEREST    RATE (4)
                                                --------   --------   ------    --------   --------   ------
                                                                  (IN THOUSANDS OF DOLLARS)
Interest earning assets:
   Federal funds sold                           $  2,042    $   28      5.16%   $     30    $    1      4.82%
   Securities:
      Taxable                                     39,165       460      4.70      44,591       531      4.76
      Tax-exempt (1)                              11,093        96      5.24      10,893        94      5.23
   Loans (net of unearned interest) (2)(5)(6)    203,318     3,544      6.97     191,700     3,201      6.68
                                                --------    ------      ----    --------    ------      ----
         Total interest earning assets (1)      $255,618    $4,128      6.46%   $247,214    $3,827      6.19%
                                                --------    ------      ----    --------    ------      ----
Nonearning assets:
   Cash and due from banks                      $  9,082                        $  9,822
   Bank premises and equipment, net                6,259                           6,507
   Other assets                                    5,076                           5,069
   Allowance for loan losses                      (2,193)                         (2,150)
                                                --------                        --------
         Total assets                           $273,842                        $266,462
                                                ========                        ========
Interest bearing liabilities:
   Savings deposits                             $ 25,840    $   32      0.50%   $ 31,692    $   39      0.49%
   Time deposits                                 120,504     1,381      4.58      97,381       879      3.61
   NOW accounts                                   40,080       291      2.90      44,603       326      2.92
   Money market accounts                          13,213        74      2.24      10,619        37      1.39
   Borrowings                                      5,148        71      5.52      14,024       180      5.13
                                                --------    ------      ----    --------    ------      ----
         Total interest bearing liabilities     $204,785    $1,849      3.61%   $198,319    $1,461      2.95%
                                                --------    ------      ----    --------    ------      ----
Noninterest bearing liabilities:
   Demand deposits                              $ 43,905                        $ 45,469
   Other liabilities                               4,221                           3,119
   Shareholders' equity                           20,931                          19,555
                                                --------                        --------
         Total liabilities and shareholders'
            equity                              $273,842                        $266,462
                                                ========                        ========
                                                            ------                          ------
Net interest income (1)                                     $2,279                          $2,366
                                                            ======                          ======
Net interest spread (3)                                                 2.85%                           3.24%
                                                                        ====                            ====
Net interest income to average
   interest earning assets (1)                                          3.57%                           3.83%
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

(5) Interest income on loans excludes fees of $54,003 in 2007 and $72,722 in 2006.

(6) Interest income on loans includes fees of $20,314 in 2007 and $22,076 in 2006 from the Business Manager Program, student loans and lease receivables.

     TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                        JUNE 30, 2007                   JUNE 30, 2006
                                                ----------------------------    ----------------------------
                                                   YTD                             YTD
                                                 AVERAGE      YTD     YIELD/     AVERAGE      YTD     YIELD/
                                                 BALANCE   INTEREST    RATE (4)  BALANCE   INTEREST    RATE (4)
                                                --------   --------   ------    --------   --------   ------
                                                                  (IN THOUSANDS OF DOLLARS)
Interest earning assets:
   Federal funds sold                           $  1,354    $   36      5.16%   $     33    $    1      4.59%
   Securities:
      Taxable                                     39,532       924      4.67      44,145     1,031      4.67
      Tax-exempt (1)                              11,383       196      5.22      11,296       194      5.20
   Loans (net of unearned interest) (2)(5)(6)    204,783     7,135      6.97     188,758     6,221      6.59
                                                --------    ------      ----    --------    ------      ----
         Total interest earning assets (1)      $257,052    $8,291      6.45%   $244,232    $7,447      6.10%
                                                --------    ------      ----    --------    ------      ----
Nonearning assets:
   Cash and due from banks                      $  8,443                        $  9,631
   Bank premises and equipment, net                6,286                           6,533
   Other assets                                    5,192                           4,986
   Allowance for loan losses                      (2,176)                         (2,113)
                                                --------                        --------
         Total assets                           $274,797                        $263,269
                                                ========                        ========
Interest bearing liabilities:
   Savings deposits                             $ 26,332    $   65      0.49%   $ 31,721    $   79      0.50%
   Time deposits                                 117,702     2,636      4.48      95,154     1,622      3.41
   NOW accounts                                   39,026       549      2.81      43,889       607      2.77
   Money market accounts                          13,166       140      2.13      10,455        67      1.28
   Borrowings                                     10,845       295      5.44      15,272       369      4.83
                                                --------    ------      ----    --------    ------      ----
         Total interest bearing liabilities     $207,071    $3,685      3.56%   $196,491    $2,744      2.79%
                                                --------    ------      ----    --------    ------      ----
Noninterest bearing liabilities:
   Demand deposits                              $ 42,719                        $ 44,260
   Other liabilities                               4,324                           3,076
   Shareholders' equity                           20,683                          19,442
                                                --------                        --------
         Total liabilities and shareholders'
            equity                              $274,797                        $263,269
                                                ========                        ========
                                                            ------                          ------
Net interest income (1)                                     $4,606                          $4,703
                                                            ======                          ======
Net interest spread (3)                                                 2.89%                           3.31%
                                                                        ====                            ====
Net interest income to average
   interest earning assets (1)                                          3.58%                           3.85%
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

(5) Interest income on loans excludes fees of $120,779 in 2007 and $137,608 in 2006.

(6) Interest income on loans includes fees of $45,016 in 2007 and $43,250 in 2006 from the Business Manager Program, student loans and lease receivables.

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

          The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended June 30, 2007 and June 30, 2006 amounted to $35,500 and $74,500, respectively. The provision for loan losses for the six months ended June 30, 2007, and June 30, 2006, amounted to $97,999 and $186,500, respectively. Loan quality remains stable, however; non performing loans and past due loans have increased from the same period in 2006. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require an adjustment to the reserves as a result of their examination of the bank. See "Nonperforming Assets and Allowance for Loan Losses" for further discussion.

     NONINTEREST INCOME

          Noninterest income for the three months ended June 30, 2007 increased $136,000 or 26.8% to $647,000 from $511,000 in the second quarter of 2006.
     Noninterest income for the six months ended June 30, 2007 increased $207,000 or 21.2% to $1.2 million from $975,000 during the first six months of 2006. The increase in noninterest income for the three months ended June 30, 2007 is partially a result of increases in overdraft account fees, debit card fees and trust fee income, in addition, to a gain on sale of stock and gain on sale of loans. The increase in fees related to overdrafts and debit cards have a direct correlation to the increased deposit base of the bank. Another factor impacting noninterest income was an increase in service charge fees relating to overdraft fees effective October 1, 2006. Trust fees increased due to the assets under management increasing to $42.8 million, a 15.6% increase over the same period last year. Net gain on sales of loans is new in 2007 due to CNB selling $3.3 million in loans to secondary market investors at a gain of $55,000. In 2000, the Bank received shares of stock from the demutualization of an insurance company and sold the stock. The Bank was unaware of 1,644 shares which had been erroneously issued in the name of a bank director. Immediately upon knowledge of the existence of the stock, the bank took possession of the stock and sold it realizing a $59,000 gain..

     NONINTEREST EXPENSES

          Noninterest expenses for the three months ended June 30, 2007, increased $47,000 or 2.5%. Noninterest expenses for the six months ended June 30, 2007 decreased $25,000 or .6%. The fluctuations were for a variety of reasons. Salaries increased in the second quarter and for the six month period due to the top four executive officers received bonuses in May 2007 totaling $36,000 based on the Bank's 2006 performance. Also, salaries increased due to normal merit increases offset by a decrease in salary expense caused by six employees leaving the bank and their positions not being replaced. Other employees who left the Bank's employment during this period were replaced at a lower salary base. Employee benefits decreased during these same time periods due to a reduction in the Bank's 401k match for 2007. These decreases were offset by an increase in the pension expense.

          During the second quarter 2007 and in turn the six months ending June 30, 2007, occupancy expense increased due to the rising cost of property taxes, utilities costs, minor building repairs at the main office and painting at one of the Bank's branch facilities. Furniture and equipment expense showed an increase for the three and six months ended June 30, 2007 as compared to the same period last year. This increase was due to the increased cost and number of maintenance contracts the bank carries on its equipment and increased depreciation on computer hardware offset by a reduction in software amortization expense due to items being fully amortized.

          The increase in other operating expenses for the three months ended June 30, 2007, was due to increases in marketing expense, ATM expense, debit card expense, other outside service fees and debit card losses. Marketing expense increased due to the cost of an outside agency and additional modes of advertising the bank is employing. Marketing expense for the six month period ending June 30, 2007 decreased due to the bank having increased its newspaper and radio exposure showcasing the Bank's deposit products in the first quarter of 2006. This exposure has significantly been reduced since that period of time. ATM expense and debit card expense increased in the second quarter of 2007 compared to the same period last year due to the monthly expense for these services is greater in 2007 than 2006. During the second quarter of 2006, the debit card conversion had just taken place and the new billing had not started. For the six months ended June 30, 2007, ATM expense has decreased due to in the first quarter of 2006 the cost of converting to a new system for processing was expensed. Outside service fees increased in 2007 due to the expenses related to complying with Sarbanes-Oxley Act of 2002. Debit card losses increased due to the bank experiencing numerous fraud issues in 2007. These increases were offset by decreased bad check and other losses which relates to numerous fraudulent items the Bank dealt with during the second quarter 2006.

          An additional reason noninterest expenses decreased during the six month period ending June 30, 2007 is due to the decrease in loss on sales of securites and loss on disposal of premises and equipment in 2007 compared to 2006.

     INCOME TAXES

          The Bank's provision for income taxes increased $15,000 or 4.1% to $332,000 for the three months ended June 30, 2007 and increased $101,000 or 16.9% to $655,000 for the six months ended June 30, 2007. The effective tax rates for the second quarter of 2007 and 2006 were 33.6% and 32.9%, respectively and for the first six months of 2007 and 2006 were 33.8% and 32.0%, respectively. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities and loans, and non-deductible expenses, such as life insurance premiums.

     FINANCIAL CONDITION

          The Bank's total assets as of June 30, 2007 increased $2.3 million or .8% to $278.4 million from December 31, 2006 due primarily to a $1.3 million increase in cash and due from banks, $2.4 million increase in Federal funds sold, $2.3 million increase in investment securities offset by a $3.1 million decrease in loans and a $523,000 decrease in Federal Home Loan Bank stock. The Bank's total liabilities increased $1.6 million or .6% to $257.4 million from December 31, 2006 due to a $13.3 million increase in deposits offset by a $11.7 million decrease in borrowings. Shareholders' equity increased $682,000 to $21.0 million at June 30, 2007, due to net income of $1.3 million offset by the semi-annual cash dividend of $229,000 and a $371,000 decrease in accumulated other comprehensive income. The $371,000 decrease in accumulated other comprehensive income is a direct result of the decrease in market value of available for sale securities. The components of accumulated other comprehensive income at June 30, 2007 and December 31, 2006, were unrealized gains and losses on available for sale securities, net of deferred income taxes and unrecognized pension costs, net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results unless the securities are actually sold.

     LOAN PORTFOLIO

          At June 30, 2007, total loans decreased $3.1 million or 1.5% to $201.2 million from $204.3 million at December 31, 2006. Beginning in January 2007, the Bank began selling all fixed rate mortgage loans to secondary market investors. During the second quarter of 2007, CNB originated and sold $1.6 million of loans to secondary market investors and for the six months ended June 30, 2007, CNB originated and sold $3.3 million of loans to secondary market investors. The bank continues to experience a slow down in the loan demand due to the instability of the interest rate environment and the slowdown in the housing market, even though lending officers continue to be proactive in their marketing effort in the bank's lending area.

     NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

          Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, restructured loans and other real estate owned. The following table summarized the Bank's nonperforming assets as of the periods shown:

                                              JUNE 30,
                                        -------------------   DECEMBER 31,
                                          2007       2006         2006
                                        --------   --------     --------
Nonaccrual loans                        $658,768   $204,942     $402,014
Loans past due 90 days or more
   still accruing interest                    --         --        4,942
                                        --------   --------     --------
Total nonperforming loans               $658,768   $204,942     $406,956
                                        --------   --------     --------
Other real estate owned                 $     --   $     --     $     --
                                        --------   --------     --------
Total nonperforming assets              $658,768   $204,942     $406,956
                                        ========   ========     ========
Nonperforming loans/Total loans             0.33%      0.11%        0.20%
Nonperforming assets/Total assets           0.24%      0.08%        0.15%
Allowance for loan losses/Total loans       1.06%      1.12%        1.03%

          As of June 30, 2007, the Bank has no loans which management considers to be impaired. Management is aware of thirteen borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $1.9 million. A specific allowance of $104,000 related to these loans has been established as part of the allowance for loan losses. The loans are collateralized and management anticipates any additional potential loss would be minimal.

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

          The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. At June 30, 2007 and December 31, 2006, the allowance for loan losses totaled $2.1 million. The allowance for loan losses as a percentage of loans was 1.1% as of June 30, 2007 and 1.0% as of December 31, 2006.

          An analysis of the allowance for loan losses is summarized below:

                                 JUNE 30, 2007          DECEMBER 31, 2006
                            ----------------------   ----------------------
                                       PERCENT OF               PERCENT OF
                                     LOANS IN EACH            LOANS IN EACH
                                      CATEGORY TO              CATEGORY TO
In thousands                AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS
                            ------   -------------   ------   -------------
Commercial, financial
   and agriculture          $1,211         22%       $1,231         22%
Real estate - residential
   mortgage                    405         71           508         70
Installment and other          250          7           225          8
Unallocated                    273        N/A           168        N/A
                            ------        ---        ------        ---
      Total                 $2,139        100%       $2,132        100%
                            ======        ===        ======        ===

     DEPOSITS

          The Bank's deposits increased $13.3 million or 5.7% during the six months ended June 30, 2007. A factor contributing to the increase in time deposits are the competitive rates the Bank continues to offer on its certificates of deposit during the first six months of 2007. In our Washington County, Maryland market area, there have been a number of bank mergers and CNB continues to benefit from these mergers with the increased volume of new deposit accounts. The Bank's Washington County Maryland branch has grown $3.7 million in deposits since December 31, 2006. Offsetting these increases is a decrease in the bank's interest-bearing demand and savings deposits. These decreases are in part caused by customers shifting their deposits from lower yielding accounts to higher yielding certificates of deposits. An additional cause of the decrease in the interest-bearing demand accounts is a result of a $982,000 decrease in two public fund deposit relationships which operate in the bank's market area. One of these public fund relationships was out for bid during the first part of the second quarter of 2007. The Bank was unsuccessful in their rebid for this deposit relationship. Beginning in July 2007, these deposits, which carried a balance of $14.5 million at June 30, 2007, have begun to runoff.

     CAPITAL RESOURCES

          Shareholders' equity increased $682,000 or 3.4% during the first six months of 2007 due to $1.3 million in net income offset by the semi-annual cash dividend of $229,000 and a $371,000 decrease in accumulated other comprehensive income. The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was "well capitalized" at June 30, 2007. The following table summarizes, as of June 30, 2007, the Bank's capital ratios.

                           Components   Actual   Required
                           of Capital    Ratio     Ratio
                           ----------   ------   --------
Tier 1 Capital               $21,213      7.8%     4.0%
Total Risk Based Capital     $23,298     14.0%     8.0%

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

          In July 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes" on January 1, 2007. As a result of the implementation of FIN 48, the Company did not identify any material uncertain tax positions that it believes should be recognized in the financial statements. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. The Company files a consolidated U.S. federal income tax return and the Company and its subsidiaries file income tax returns in the state of West Virginia. The Bank also files an income tax return in the state of Maryland. These returns are subject to examination by taxing authorities for all years after 2003.

          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on CNB's financial statements.

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

          The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold which totaled $55.6 million, or 20.0% of total assets at June 30, 2007. In addition, liquidity may be generated through loan repayments, FHLB borrowings and over $7.5 million of available borrowing arrangements with correspondent banks. At June 30, 2007, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $2.2 million of cash from operations in the first six months of 2007, which compares to $1.7 million during the same time period in 2006. Additional cash of $1.3 million was provided by net financing activities through June 30, 2007, which compares to $12.8 million for the first six months of 2006. Net cash used in investing activities totaled $2.2 million during the first six months of 2007, which compares to $14.8 million during the same time period in 2006. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

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

          The Bank's base-line scenario holds the prime rate constant at 8.25 percent through June 2008. Based on the July 2007 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing or decreasing interest rate scenario.

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

          There have been no changes in the Company's internal controls over financial reporting in the fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

          Presently, the Bank is in the process of documenting internal controls as part of the compliance with Section 404 of the Sarbanes-Oxley Act.

     PART II: OTHER INFORMATION

     Item 1. Legal Proceedings

          There are no material legal proceedings to which CNB or its subsidiary is a party, or to which any of their property is subject. However, CNB is involved in various legal proceedings occurring in the ordinary course of business.

     Item 1a. Risk Factors

          There have been no material changes to CNB's risk factors since these factors were previously disclosed in CNB's annual report on Form 10K for the period ended December 31, 2006.

     Item 4. Submission of Matters to a Vote of Security Holders

     a.) The 2006 annual meeting of stockholders of CNB Financial Services, Inc. was held April 4, 2007.

     b.) Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were reelected.

     c.)  (1) Election of Directors

          Elected to serve as directors until the 2007 annual meeting of stockholders to be held in 2008:

                                   Without
                          For     Authority
                        -------   ---------
Kenneth W. Apple        301,000     10,236
J. Robert Ayers         301,000     10,236
John E. Barker          301,000     10,236
Margaret S. Bartles     301,000     10,236
Jay E. Dick             301,000     10,236
Herbert L. Eppinger     301,000     10,236
Robert L. Hawvermale    301,000     10,236
J. Philip Kesecker      301,000     10,236
Jerald McGraw           301,000     10,236
Martha H. Quarantillo   301,000     10,236
Thomas F. Rokisky       301,000     10,236
Charles S. Trump, IV    301,000     10,236
Arlie R. Yost           301,000     10,236

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

                                      CNB Financial Services, Inc.
                                         (Registrant)


Date August 13, 2007                  /s/ Thomas F. Rokisky, President/CEO
                                      ------------------------------------------


Date August 13, 2007                  /s/ Rebecca S. Stotler, Vice President/CFO
                                      ------------------------------------------