Form 10-Q
period 2007-09-30
CNB FINANCIAL SERVICES INC
filed 2007-11-14
CIK 1113336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

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

                                 YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 455,949 shares of common stock, par value $1 per share, as of November 13, 2007.

                          CNB FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART 1: FINANCIAL INFORMATION

   Item 1.  Financial Statements

               Consolidated Statements of Financial Condition as of
                  September 30, 2007 (Unaudited) and December 31, 2006...     3

               Consolidated Statements of Income for the Three and Nine
                  Months ended September 30, 2007 and 2006 (Unaudited)...     4

               Consolidated Statements of Changes in Shareholders' Equity
                  for the Three and Nine Months Ended September 30, 2007
                  (Unaudited) and the Year Ended December 31, 2006.......     5

               Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 2007 and 2006 (Unaudited)..........     6

               Notes to Consolidated Financial Statements (Unaudited)....     7

   Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations for the Three and Nine Months
               ended September 30, 2007..................................    15

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk...    25

   Item 4.  Controls and Procedures......................................    26

PART II: OTHER INFORMATION

   Item 1.  Legal Proceedings............................................    27

   Item 1a. Risk Factors.................................................    27

   Item 6.  Exhibits and Reports on Form 8-K.............................    27

            SIGNATURES...................................................    28

                           Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-Q including statements in Management's Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In order to comply with the terms of the safe harbor, CNB notes that a variety of factors could cause CNB's actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements. These factors could include the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may become unfavorable resulting in reduced credit quality or demand for loans;
(4) legislative or regulatory changes could increase expenses; (5) loan growth does not continue to increase through the end of 2007 as expected; and (6) competitors may have greater financial resources and develop products that enable them to compete more successfully than CNB. Additionally, consideration should be given to the cautionary language contained elsewhere in this Form 10-Q and in the section on "Risk Factors," Item 1A in the company's Annual Report to Shareholders on Form 10-K.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                       2007           2006
                                                  -------------   ------------
                                                   (Unaudited)      (Audited)
                     ASSETS
Cash and due from banks                           $  6,934,088    $  7,358,773
Federal funds sold                                          --           9,000
Securities available for sale
   (at approximate market value)                    61,569,318      50,873,335
Federal Home Loan Bank stock, at cost                2,090,100       1,753,000
Loans and lease receivable, net                    200,734,523     204,318,993
Accrued interest receivable                          1,433,753       1,354,041
Foreclosed real estate (held for sale), net            178,081              --
Premises and equipment, net                          6,210,324       6,327,294
Deferred income taxes                                1,389,549       1,482,166
Cash surrender value of life insurance               1,536,276       1,394,521
Intangible assets                                      413,541         497,178
Other assets                                           728,880         700,240
                                                  ------------    ------------
      TOTAL ASSETS                                $283,218,433    $276,068,541
                                                  ============    ============
      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
      Demand                                      $ 41,105,896    $ 42,751,409
      Interest-bearing demand                       35,812,885      52,549,478
      Savings                                       24,396,923      27,548,990
      Time, $100,000 and over                       46,754,636      37,760,199
      Other time                                    81,226,879      72,472,664
                                                  ------------    ------------
                                                  $229,297,219    $233,082,740
   Accrued interest payable                          1,408,204       1,071,990
   FHLB borrowings                                  27,300,000      18,500,000
   Accrued expenses and other liabilities            3,110,461       3,091,549
                                                  ------------    ------------
      TOTAL LIABILITIES                           $261,115,884    $255,746,279
                                                  ------------    ------------
SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000 shares
      authorized; 458,048 shares issued at
      September 30, 2007 and December 31, 2006
      and 455,949 and 458,048 outstanding at
      September 30, 2007 and December 31, 2006    $    458,048    $    458,048
   Capital surplus                                   4,163,592       4,163,592
   Retained earnings                                19,136,660      17,421,402
   Accumulated other comprehensive income           (1,515,118)     (1,720,780)
                                                  ------------    ------------
                                                  $ 22,243,182    $ 20,322,262
   Less treasury stock, at cost, 2,099 shares
      in 2007                                         (140,633)             --
                                                  ------------    ------------
      TOTAL SHAREHOLDERS' EQUITY                  $ 22,102,549    $ 20,322,262
                                                  ------------    ------------
      TOTAL LIABILITIES AND SHAREHOLDERS'
         EQUITY                                   $283,218,433    $276,068,541
                                                  ============    ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                 -----------------------   -------------------------
                                                    2007         2006          2007          2006
                                                 ----------   ----------   -----------   -----------
INTEREST INCOME
   Interest and fees on loans                    $3,660,461   $3,471,261   $10,916,457   $ 9,829,831
   Interest and dividends on securities
      U.S. Government agencies and
         corporations                               363,928      427,750     1,021,648     1,202,931
      Mortgage backed securities                    207,845      123,720       413,204       330,416
      State and political subdivisions               95,851      102,477       298,573       303,348
      Dividend income                                17,703       22,295        68,403        58,235
   Interest on FHLB deposits                          1,762        5,212         4,727        12,505
   Interest on federal funds sold                       589          311        36,884         1,065
                                                 ----------   ----------   -----------   -----------
                                                 $4,348,139   $4,153,026   $12,759,896   $11,738,331
                                                 ----------   ----------   -----------   -----------
INTEREST EXPENSE
   Interest on interest bearing demand,
      savings and time deposits                  $1,750,569   $1,401,742   $ 5,140,538   $ 3,777,262
   Interest on FHLB borrowings                      254,965      324,246       549,951       692,812
                                                 ----------   ----------   -----------   -----------
                                                 $2,005,534   $1,725,988   $ 5,690,489   $ 4,470,074
                                                 ----------   ----------   -----------   -----------
      NET INTEREST INCOME                        $2,342,605   $2,427,038   $ 7,069,407   $ 7,268,257
PROVISION FOR LOAN LOSSES                            31,500       44,500       129,499       231,000
                                                 ----------   ----------   -----------   -----------
      NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES               $2,311,105   $2,382,538   $ 6,939,908   $ 7,037,257
                                                 ----------   ----------   -----------   -----------
NONINTEREST INCOME
   Service charges on deposit accounts           $  367,138   $  317,854   $ 1,007,246   $   928,466
   Other service charges, commissions
      and fees                                      194,985      168,548       578,415       488,040
   Other operating income                            15,170       14,710       112,632        49,003
   Net gain on sales of loans                        17,162           --        72,331            --
   Income from title company                          6,323        4,889        12,162        15,929
                                                 ----------   ----------   -----------   -----------
                                                 $  600,778   $  506,001   $ 1,782,786   $ 1,481,438
                                                 ----------   ----------   -----------   -----------
NONINTEREST EXPENSES
   Salaries                                      $  737,043   $  754,698   $ 2,263,783   $ 2,261,904
   Employee benefits                                296,893      305,337       923,880       943,177
   Occupancy of premises                            121,452      126,756       384,700       373,244
   Furniture and equipment expense                  225,130      199,401       644,496       614,088
   Other operating expenses                         554,651      486,636     1,589,479     1,517,506
   Net loss on sale of securities                       809           --         2,688        40,741
   Net (gain) loss on disposal of premises and
      equipment                                        (116)          --          (170)       19,756
                                                 ----------   ----------   -----------   -----------
                                                 $1,935,862   $1,872,828   $ 5,808,856   $ 5,770,416
                                                 ----------   ----------   -----------   -----------
      INCOME FROM CONTINUING OPERATIONS
         BEFORE INCOME TAXES                     $  976,021   $1,015,711   $ 2,913,838   $ 2,748,279
PROVISION FOR INCOME TAXES                          314,345      386,187       969,556       941,008
                                                 ----------   ----------   -----------   -----------
      INCOME FROM CONTINUING OPERATIONS          $  661,676   $  629,524   $ 1,944,282   $ 1,807,271
                                                 ----------   ----------   -----------   -----------
         DISCONTINUED OPERATIONS
      NET RESULTS FROM DISCONTINUED OPERATIONS
         OF CNB INSURANCE SERVICES, INC
         BEFORE INCOME TAXES                     $       --   $      (58)  $        --   $   123,805
PROVISION FOR INCOME TAXES                       $       --   $       --   $        --   $    43,497
                                                 ----------   ----------   -----------   -----------
      NET RESULTS ON DISCOUNTINUED OPERATIONS    $       --   $      (58)  $        --   $    80,308
      NET INCOME                                 $  661,676   $  629,466   $ 1,944,282   $ 1,887,579
                                                 ==========   ==========   ===========   ===========
BASIC EARNINGS PER SHARE                         $     1.44   $     1.37   $      4.24   $      4.12
                                                 ==========   ==========   ===========   ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                       ACCUMULATED
                                                                                          OTHER           TOTAL
                                    COMMON      TREASURY     CAPITAL      RETAINED    COMPREHENSIVE   SHAREHOLDERS'
                                     STOCK       STOCK       SURPLUS      EARNINGS        INCOME          EQUITY
                                  ----------   ---------   ----------   -----------   -------------   -------------
BALANCE, JANUARY 1, 2006           $458,048    $      --   $4,163,592   $15,658,134    $(1,271,733)    $19,008,041
                                                                                                       -----------
Comprehensive income:
   Net income for nine months
      ended September 30, 2006           --           --           --     1,887,579             --       1,887,579
   Change in unrealized gains
      (losses) on securities
      available for sale
      (net of tax of $14,972)            --           --           --            --         24,427          24,427
                                                                                                       -----------
Total Comprehensive Income                                                                               1,912,006
                                                                                                       -----------
Cash dividends ($.45 per share)          --           --           --      (206,121)            --        (206,121)
                                   --------    ---------   ----------   -----------    -----------     -----------
BALANCE, SEPTEMBER 30, 2006        $458,048    $      --   $4,163,592   $17,339,592    $(1,247,306)    $20,713,926
                                   ========    =========   ==========   ===========    ===========     ===========
BALANCE, JANUARY 1, 2007           $458,048    $      --   $4,163,592   $17,421,402    $(1,720,780)    $20,322,262
                                                                                                       -----------
Comprehensive income:
   Net income for nine months
      ended September 30, 2007           --           --           --     1,944,282             --       1,944,282
   Change in unrealized gains
      (losses) on securities
      available for sale
      (net of tax of $126,051)           --           --           --            --        205,662         205,662
                                                                                                       -----------
Total Comprehensive Income                                                                               2,149,944
                                                                                                       -----------
Acquisition of treasury stock,
   at cost, 2,099 shares                 --     (140,633)          --            --             --        (140,633)
                                                                                                       -----------
Cash dividends ($.50 per share)          --           --           --      (229,024)            --        (229,024)
                                   --------    ---------   ----------   -----------    -----------     -----------
BALANCE, SEPTEMBER 30, 2007        $458,048    $(140,633)  $4,163,592   $19,136,660    $(1,515,118)    $22,102,549
                                   ========    =========   ==========   ===========    ===========     ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      ---------------------------
                                                          2007           2006
                                                      ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  1,944,282   $  1,887,579
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization on premises,
      equipment and software                               435,384        543,420
   Provision for loan losses                               129,499        231,000
   Deferred income taxes                                   (33,434)       (92,478)
   Net loss on sale of securities                            2,688         40,741
   Net (gain) loss on disposal of premises and
      equipment                                               (170)        19,756
   Net (gain) on loans sold                                (72,331)            --
   Loans originated for sale                            (4,212,550)            --
   Proceeds from loans sold                              4,284,882             --
   (Increase) in accrued interest receivable               (79,712)      (112,749)
   (Increase) decrease in other assets                     138,545        (37,831)
   (Gain) on sale of CNB Insurance Services Inc                 --       (143,913)
   (Gain) on sale of stock                                 (59,369)            --
   Increase in accrued interest payable                    336,214        324,305
   (Increase) in cash surrender value on life
      insurance in excess of premiums paid                 (83,321)       (53,897)
   Increase in accrued expenses and other
      liabilities                                           18,912         87,474
   Amortization of deferred loan (fees) cost                64,955         48,329
   Amortization (accretion) of premium and discount
      on investments                                        17,653         16,032
                                                      ------------   ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES       $  2,832,127   $  2,757,768
                                                      ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in loans, not originated
      for sale                                        $  3,217,122   $(17,628,153)
   Proceeds from sales of securities                     3,796,972      3,133,464
   Proceeds from maturities, repayments and calls
      of securities                                      2,406,371      1,662,261
   Purchases of securities                             (16,609,965)    (8,096,914)
   Purchases of Federal Home Loan Bank stock            (1,740,000)    (5,662,000)
   Redemptions of Federal Home Loan Bank stock           1,402,900      5,183,400
   Purchases of premises, equipment and software          (380,996)      (191,651)
   Proceeds from sales of premises and equipment             1,215             --
   Net (increase) in real estate owned, net                 (5,188)            --
   Proceeds from sale of CNB Insurance Services Inc             --        153,332
   Proceeds from sale of stock                              59,369             --
   Net (increase) decrease in federal funds sold             9,000         (8,000)
   Premiums paid on life insurance                         (58,434)       (58,822)
                                                      ------------   ------------
      NET CASH (USED IN) INVESTING ACTIVITIES         $ (7,901,634)  $(21,513,083)
                                                      ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) in demand and savings deposits      $(21,534,173)  $ (5,980,954)
   Net increase in time deposits                        17,748,652     15,166,310
   Net increase in FHLB borrowings                       8,800,000      7,320,000
   Purchase of treasury stock, cost                       (140,633)            --
   Cash dividends paid                                    (229,024)      (206,121)
                                                      ------------   ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES       $  4,644,822   $ 16,299,235
                                                      ------------   ------------
      NET (DECREASE) IN CASH AND CASH EQUIVALENTS     $   (424,685)  $ (2,456,080)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           7,358,773     10,085,252
                                                      ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  6,934,088   $  7,629,172
                                                      ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period:
      Interest                                        $  5,354,275   $  4,145,769
      Income taxes                                    $    780,500   $  1,051,000
   Net transfer to foreclosed real estate, held for
      sale from loans receivable                      $    172,893   $         --

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Basis of Presentation and Contingencies

          In the opinion of CNB Financial Services, Inc. ("CNB" or the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB's financial condition as of September 30, 2007 and the results of operations for the three and nine months ended September 30, 2007 and 2006, changes in shareholders' equity and cash flows for the nine months ended September 30, 2007 and 2006.

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

          Earnings per share have been computed based on the following weighted average shares outstanding:

                      9/30/2007   9/30/2006
                      ---------   ---------
Quarter ending         457,957     458,048
Year to date ending    458,017     458,048

Note 2. Securities

          The amortized cost and estimated market value of debt securities at September 30, 2007 and December 31, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

          Securities are summarized as follows:

                                                       SEPTEMBER 30, 2007                    WEIGHTED
                                      ---------------------------------------------------     AVERAGE
                                                       GROSS        GROSS      ESTIMATED       TAX
                                       AMORTIZED    UNREALIZED   UNREALIZED       FAIR      EQUIVALENT
                                          COST         GAINS       LOSSES        VALUE         YIELD
                                      -----------   ----------   ----------   -----------   ----------
Available for sale:
   U.S. Government agencies
      and corporations
      After 1 but within 5 years      $29,142,859    $     50     $361,561    $28,781,348      4.31%
      After 5 but within 10 years       2,969,685      20,232        2,367      2,987,550      5.67
                                      -----------    --------     --------    -----------
                                      $32,112,544    $ 20,282     $363,928    $31,768,898      4.44%
                                      -----------    --------     --------    -----------
   States and political subdivisions
      Within one year                 $   516,563    $     --     $  2,385    $   514,178      2.68%
      After 1 but within 5 years        1,842,746       1,616       26,421      1,817,941      3.32
      After 5 but within 10 years       8,352,359          15      182,810      8,169,564      3.51
                                      -----------    --------     --------    -----------
                                      $10,711,668    $  1,631     $211,616    $10,501,683      3.43%
                                      -----------    --------     --------    -----------
   Mortgage backed securities         $19,470,430    $ 47,502     $219,195    $19,298,737      5.52%
                                      -----------    --------     --------    -----------
Total securities available for sale   $62,294,642    $ 69,415     $794,739    $61,569,318      4.60%
                                      ===========    ========     ========    ===========
Restricted:
   Federal Home Loan Bank stock       $ 2,090,100    $     --     $     --    $ 2,090,100      6.00%
                                      ===========    ========     ========    ===========

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
                                      ===========     =======    ==========   ===========

          The fair value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $17,597,249 at September 30, 2007 and $37,066,060 at December 31, 2006.

          Proceeds from sales of securities available for sale (excluding maturities and calls) during the nine months ended September 30, 2007 and the year ended December 31, 2006 were $3,796,972 and $12,218,693, respectively. Gross gains (losses) of $5,537 and $(8,282) during the nine months ended September 30, 2007 on respective sales of securities and $27,291 and $(65,000) for the year ended December 31, 2006 were realized on the respective sales. Gross gains of $57 during the nine months ended September 30, 2007 were realized on called securities.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2. Securities (continued)

          The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007 and December 31, 2006.

          Securities are summarized as follows:

                                                                 SEPTEMBER 30, 2007
                                   -----------------------------------------------------------------------------
                                     LESS THAN 12 MONTHS         12 MONTHS OR MORE                TOTAL
                                   -----------------------   ------------------------   ------------------------
                                      FAIR      UNREALIZED       FAIR      UNREALIZED       FAIR      UNREALIZED
DESCRIPTION OF SECURITIES             VALUE       LOSSES        VALUE        LOSSES        VALUE        LOSSES
-------------------------          ----------   ----------   -----------   ----------   -----------   ----------
U.S. government agencies
   and corporations                $  483,750     $    50    $28,777,948   $363,878     $29,261,698    $363,928
State and political subdivisions    1,033,970      10,872      9,090,214    200,744      10,124,184     211,616
Mortgage backed securities          7,255,077      35,217      5,626,947    183,978      12,882,024     219,195
                                   ----------     -------    -----------   --------     -----------    --------
Total temporarily impaired
   securities                      $8,772,797     $46,139    $43,495,109   $748,600     $52,267,906    $794,739
                                   ==========     =======    ===========   ========     ===========    ========

                                                                 DECEMBER 31, 2006
                                   -----------------------------------------------------------------------------
                                     LESS THAN 12 MONTHS         12 MONTHS OR MORE                TOTAL
                                   -----------------------   ------------------------   ------------------------
                                      FAIR      UNREALIZED       FAIR      UNREALIZED       FAIR      UNREALIZED
DESCRIPTION OF SECURITIES             VALUE       LOSSES        VALUE        LOSSES        VALUE        LOSSES
-------------------------          ----------   ----------   -----------   ----------   -----------   ----------
U.S. Government agencies
   and corporations                $       --     $   --     $29,352,749   $  704,129   $ 29,352,749  $  704,129
State and political subdivisions      985,973      5,087      10,415,625      196,776    11,401,598      201,863
Mortgage backed securities          1,235,741      1,581       6,402,302      161,376     7,638,043      162,957
                                   ----------     ------     -----------   ----------   ------------  ----------
Total temporarily impaired
   securities                      $2,221,714     $6,668     $46,170,676   $1,062,281   $ 48,392,390  $1,068,949
                                   ==========     ======     ===========   ==========   ============  ==========

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3. Loans and Leases Receivable

          Major classifications of loans at September 30, 2007 and December 31, 2006, were as follows:

                                 SEPTEMBER 30,   DECEMBER 31,
                                      2007           2006
                                 -------------   ------------
Loans:
   Real estate                    $142,268,486   $143,766,546
   Commercial real estate           36,007,074     36,966,855
   Consumer                         15,753,444     15,933,470
   Commercial                        8,257,518      9,172,160
   Overdrafts                          201,935        163,469
                                  ------------   ------------
                                  $202,488,457   $206,002,500
Leases:                                115,025        123,733
                                  ------------   ------------
                                  $202,603,482   $206,126,233
Net deferred loan fees, costs,
   premiums and discounts              292,308        324,283
Allowance for loan losses           (2,161,267)    (2,131,523)
                                  ------------   ------------
                                  $200,734,523   $204,318,993
                                  ============   ============

          An analysis of the allowance for possible loan losses is as follows:

                               SEPTEMBER 30,
                          -----------------------   DECEMBER 31,
                             2007         2006          2006
                          ----------   ----------   ------------
Balance, Beginning        $2,131,523   $2,022,130    $2,022,130
   Provision charged to
      operations             129,499      231,000       275,500
   Recoveries                161,574      107,708       151,513
   Loans charged off        (261,329)    (212,404)     (317,620)
                          ----------   ----------    ----------
Balance, Ending           $2,161,267   $2,148,434    $2,131,523
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

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3. Loans and Leases Receivable (continued)

                                                            SEPTEMBER 30,
                                                         -------------------   DECEMBER 31,
                                                           2007       2006         2006
                                                         --------   --------   ------------
Nonaccrual loans                                         $773,275   $423,733     $402,014
Loans past due 90 days or more still accruing interest         --         --        4,942
                                                         --------   --------     --------
   Total                                                 $773,275   $423,733     $406,956
                                                         ========   ========     ========

Note 4. Time Deposits

          At September 30, 2007, the scheduled maturities of time deposits are as follows:

                            TIME DEPOSITS       ALL TIME
                          $100,000 AND OVER     DEPOSITS
                          -----------------   ------------
Within 3 months              $10,872,893      $ 25,826,858
3 months thru 6 months        10,220,734        22,084,840
6 months thru 12 months       13,439,978        37,314,179
Over 12 months                12,221,031        42,755,639
                             -----------      ------------
                             $46,754,636      $127,981,516
                             ===========      ============

Note 5. Federal Home Loan Bank Borrowings

                                        SEPTEMBER 30,
                                  ------------------------   DECEMBER 31,
                                      2007         2006          2006
                                  -----------   ----------   ------------
Federal Home Loan Bank advances   $27,300,000   25,120,000    $18,500,000

          CNB Bank, Inc. is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh and, as such, can take advantage of the FHLB program for overnight and term advances at published daily rates. At September 30, 2007, the Bank only has term advances with FHLB. Under the terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying mortgages and US government agencies and mortgage-backed securities. In addition, all of the Bank's stock in the FHLB is pledged as collateral for such debt. Term advances available under this agreement are limited by available and qualifying collateral and the amount of FHLB stock held by the borrower.

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

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 6. Pension Plan (continued)

          The components of net periodic plan cost charged to operations are as follows:

                                          SEPTEMBER 30,
                                      ---------------------
                                         2007        2006
                                      ---------   ---------
Service cost                          $ 185,866   $ 174,294
Interest cost                           200,433     186,354
Expected return on plan assets         (200,365)   (186,315)
Amortization of prior service costs       9,257       9,258
Recognized net actuarial loss            59,561      60,825
                                      ---------   ---------
   Net periodic plan cost             $ 254,752   $ 244,416
                                      =========   =========

          Employer contributions paid during the periods ended September 30, 2007 and 2006 were $387,767 and $242,787, respectively.

Note 7. Supplemental Retirement Plan

          On January 2, 2004, the Bank entered into a nonqualified supplemental retirement benefit agreement with the President which when fully vested would pay the President or his beneficiary an amount of $30,000 per year for 10 years beginning September 11, 2011, if he retires on or after May 29, 2011. Termination of employment prior to that date other than by reasons of death or disability will result in a reduced benefit. The expense for the nine months ended September 30, 2007 and 2006 was $29,569 and $24,481, respectively.

Note 8. Health Insurance Plan

          Effective January 1, 2005, the Bank changed its health insurance program to a high deductible plan and concurrently established health reimbursement accounts for each employee in the plan. The Bank has committed for 2007 to fund $750 for each participant. The expense incurred for the health reimbursement accounts for the nine months ended September 30, 2007 and 2006 was $43,313 and $47,873, respectively.

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

          The following table summarizes the net results of the discontinued operations of CNB Insurance Services, Inc.:

                                                Quarter     Quarter      Quarter       Nine months
                                                 ended       ended        ended           ended
                                               March 31,   June 30,   September 30,   September 30,
                                                  2006       2006          2006            2006
                                               ---------   --------   -------------   -------------
Net income (loss) from operations
   of CNB Insurance Services, Inc.               $2,354    $(22,404)      $(58)         $(20,050)
Gain on sale of CNB Insurance Services, Inc.         --     143,913         --           143,913
                                                 ------    --------       ----          --------
Net Income before taxes                          $2,354    $121,509       $(58)         $123,863
Taxes                                               902      42,595         --            43,497
                                                 ------    --------       ----          --------
Net income                                       $1,452    $ 78,914       $(58)         $ 80,366
                                                 ======    ========       ====          ========

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

          The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three and nine months ended September 30, 2007 and 2006. This discussion may include forward-looking statements based upon management's expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion and have based all average balances on daily averages.

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

     EARNINGS SUMMARY

          Net income for the three months ended September 30, 2007 was $662,000 or $1.44 per share compared to $629,000 or $1.37 per share for the same period in 2006. Annualized return on average assets and average equity were .9% and 12.6% respectively, for the three months ended September 30, 2007, compared with .9% and 12.8%, respectively, for the three months ended September 30, 2006.

          Net income for the nine months ended September 30, 2007 was $1.9 million or $4.24 per share compared to $1.9 million or $4.12 per share for the same period in 2006. Annualized return on average assets and average equity were .9% and 12.5% respectively, for the nine months ended September 30, 2007, compared with .9% and 12.9% respectively, for the nine months ended September 30, 2006.

          Earnings projections for the remainder of 2007 are expected to slightly exceed 2006 earnings. Although the Bank lost a large public fund depositor of approximately $14.5 million during the third quarter of 2007, the Bank continues to have strong core deposit growth. The Bank has and will continue to experience an increase in interest expense due to the increase in borrowings to fund this outflow of deposits in addition to the Bank paying competitive rates on their growing time deposit base. The Bank does not project loan growth to be as strong in 2007 or 2008 as it was in 2006 due to the slowing of the real estate market caused by the unstable interest rate environment for consumers and the fact that in 2007 the Bank began selling all new fixed rate residential mortgage loans to secondary market investors. These factors will play a role in a lower net interest margin for the Bank. Although, the Bank will experience increased noninterest expenses from compliance with the provisions of the Sarbanes-Oxley Act of 2002 during this fiscal year, the Bank will continue to improve operating efficiencies to improve noninterest income and reduce all other noninterest expenses. These operating efficiencies and the gain on the sales of loans to secondary market investors will positively impact the Bank's earnings for the remainder of 2007.

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

          Net interest income for the three months ended September 30, 2007 decreased by $84,000 or 3.5% over the same period in 2006. Interest income for the three months ended September 30, 2007 increased by $195,000 or 4.7% compared to the same period in 2006, while interest expense increased by $280,000 or 16.2% during the three months ended September 30, 2007, as compared to the same period in the prior year.

          Net interest income for the nine months ended September 30, 2007 decreased by $199,000 or 2.7% over the same period in 2006. Interest income for the nine months ended September 30, 2007 increased by $1.0 million or 8.7% compared to the same period in 2006, while interest expense increased by $1.2 million or 27.3% during the nine months ended September 30, 2007, as compared to the same period in the prior year.

          Although, average interest earning assets increased at a slightly greater pace than average interest bearing liabilities, the interest expense paid on the liabilities outpaced the interest earned on the assets resulting in a decrease in net interest income for the three and nine month periods ending September 30, 2007.

          During the third quarter of 2007 compared to the same period in 2006, average net interest earning assets increased $5.5 million or 2.2% while average net interest bearing liabilities increased $1.7 million or .8%. During the nine months ended September 30, 2007 compared to the same period in 2006, average net interest earning assets increased $10.4 million or 4.2% while average net interest bearing liabilities increased $7.6 million or 3.8%. CNB has continued to experience a shift in the deposit mix from lower yielding demand and savings deposits to higher yielding money market and time deposits due to higher interest rates paid on these deposits. This shift added to the 50 basis point increase in rates paid on average interest bearing liabilities for the quarter and the 67 basis point increase in rates paid on average interest bearing liabilities for the nine month period ending September 30, 2007, both time frames compared to the same periods in 2006. During both time frames previously mentioned, CNB also experienced a shift in the interest earning assets from lower yielding taxable securities to very liquid, higher yielding federal funds sold. This shift along with a higher average balance in the loan portfolio contributed to the 18 basis point increase in rates earned on average interest earning assets for the quarter and a 29 basis point increase in rates earned on average interest earning assets for the nine month period ending September 30, 2007, both time frames compared to the same periods in 2006. The 50 basis point increase in rates, for the quarter, paid on average interest bearing liabilities offset by only a 18 basis point increase in rates earned on average interest earning assets contributed to the decrease in the net interest margin of 32 basis points while the ratio of net interest income to average interest earning assets decreased 19 basis points. The 67 basis point increase in rates, for the nine month period, paid on average interest bearing liabilities offset by only a 29 basis point increase in rates earned on average interest earning assets contributed to the decrease in the net interest margin of 38 basis points while the ratio of net interest income to average interest earning assets decreased 24 basis points. The Bank's loan demand since the beginning of 2007 has increased at the same percentage as the Bank's deposit growth which has resulted in the Bank's loan to deposit ratio remaining relatively unchanged.

          See Table 1 and Table 2 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential.

          The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities.

     TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                            SEPTEMBER 30, 2007               SEPTEMBER 30, 2006
                                      ------------------------------   ------------------------------
                                         QTR                              QTR
                                       AVERAGE      QTR      YIELD/     AVERAGE      QTR      YIELD/
                                       BALANCE   INTEREST   RATE (4)    BALANCE   INTEREST   RATE (4)
                                      --------   --------   --------   --------   --------   --------
                                                         (IN THOUSANDS OF DOLLARS)
Interest earning assets:
   Federal funds sold                 $    118    $    1      5.05%    $     24    $   --      5.15%
   Securities:
      Taxable                           48,661       594      4.88       47,866       583      4.87
      Tax-exempt (1)                    10,574        93      5.33       11,347        99      5.29
   Loans (net of unearned interest)
      (2)(5)(6)                        203,199     3,604      7.09      197,777     3,403      6.88
                                      --------    ------      ----     --------    ------      ----
         Total interest earning
            assets (1)                $262,552    $4,292      6.54%    $257,014    $4,085      6.36%
                                      --------    ------      ----     --------    ------      ----
Nonearning assets:
   Cash and due from banks            $  7,269                         $  9,711
   Bank premises and equipment, net      6,250                            6,422
   Other assets                          5,589                            5,618
   Allowance for loan losses            (2,178)                          (2,160)
                                      --------                         --------
         Total assets                 $279,482                         $276,605
                                      ========                         ========
Interest bearing liabilities:
   Savings deposits                   $ 25,112    $   32      0.51%    $ 30,689    $   39      0.51%
   Time deposits                       128,235     1,513      4.72      101,321     1,016      4.01
   NOW accounts                         24,911       130      2.09       42,300       307      2.90
   Money market accounts                13,329        76      2.28       10,647        40      1.50
   Borrowings                           19,539       255      5.22       24,449       324      5.30
                                      --------    ------      ----     --------    ------      ----
         Total interest bearing
            liabilities               $211,126    $2,006      3.80%    $209,406    $1,726      3.30%
                                      --------    ------      ----     --------    ------      ----
Noninterest bearing liabilities:
   Demand deposits                    $ 42,912                         $ 44,270
   Other liabilities                     4,412                            3,259
   Shareholders' equity                 21,032                           19,670
                                      --------                         --------
         Total liabilities and
            shareholders' equity      $279,482                         $276,605
                                      ========                         ========
                                                  ------                           ------
Net interest income (1)                           $2,286                           $2,359
                                                  ======                           ======
Net interest spread (3)                                       2.74%                            3.06%
                                                              ====                             ====
Net interest income to average
   interest earning assets (1)                                3.48%                            3.67%
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

(5) Interest income on loans excludes fees of $56,223 in 2007 and $67,909 in 2006.

(6) Interest income on loans includes fees of $20,422 in 2007 and $32,712 in 2006 from the Business Manager Program, student loans and lease receivables.

     TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                            SEPTEMBER 30, 2007               SEPTEMBER 30, 2006
                                      ------------------------------   ------------------------------
                                         YTD                              YTD
                                       AVERAGE      YTD      YIELD/     AVERAGE      YTD      YIELD/
                                       BALANCE   INTEREST   RATE (4)    BALANCE   INTEREST   RATE (4)
                                      --------   --------   --------   --------   --------   --------
                                                         (IN THOUSANDS OF DOLLARS)
Interest earning assets:
   Federal funds sold                 $    938    $    37     5.13%    $     30    $     1     4.77%
   Securities:
      Taxable                           42,608      1,518     4.75       45,397      1,614     4.74
      Tax-exempt (1)                    11,110        289     5.26       11,313        293     5.23
   Loans (net of unearned interest)
      (2)(5)(6)                        204,249     10,739     7.01      191,797      9,624     6.69
                                      --------    -------     ----     --------    -------     ----
         Total interest earning
            assets (1)                $258,905    $12,583     6.48%    $248,537    $11,532     6.19%
                                      --------    -------     ----     --------    -------     ----
Nonearning assets:
   Cash and due from banks            $  8,047                         $  9,658
   Bank premises and equipment, net      6,274                            6,496
   Other assets                          5,328                            5,203
   Allowance for loan losses            (2,177)                          (2,129)
                                      --------                         --------
         Total assets                 $276,377                         $267,765
                                      ========                         ========
Interest bearing liabilities:
   Savings deposits                   $ 25,921    $    96     0.49%    $ 31,373    $   117     0.50%
   Time deposits                       121,252      4,149     4.56       97,232      2,639     3.62
   NOW accounts                         34,269        678     2.64       43,353        914     2.81
   Money market accounts                13,221        217     2.19       10,520        107     1.36
   Borrowings                           13,780        550     5.32       18,371        693     5.03
                                      --------    -------     ----     --------    -------     ----
         Total interest bearing
            liabilities               $208,443    $ 5,690     3.64%    $200,849    $ 4,470     2.97%
                                      --------    -------     ----     --------    -------     ----
Noninterest bearing liabilities:
   Demand deposits                    $ 42,784                         $ 44,263
   Other liabilities                     4,350                            3,133
   Shareholders' equity                 20,800                           19,520
                                      --------                         --------
         Total liabilities and
            shareholders' equity      $276,377                         $267,765
                                      ========                         ========
                                                  -------                          -------
Net interest income (1)                           $ 6,893                          $ 7,062
                                                  =======                          =======
Net interest spread (3)                                       2.84%                            3.22%
                                                              ====                             ====
Net interest income to average
   interest earning assets (1)                                3.55%                            3.79%
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

(5) Interest income on loans excludes fees of $177,002 in 2007 and $205,516 in 2006.

(6) Interest income on loans includes fees of $45,016 in 2007 and $75,962 in 2006 from the Business Manager Program, student loans and lease receivables.

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

          The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended September 30, 2007 and September 30, 2006 amounted to $31,500 and $44,500, respectively. The provision for loan losses for the nine months ended September 30, 2007, and September 30, 2006, amounted to $129,499 and $231,000, respectively. Non performing loans and past due loans have increased from the same period in 2006. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require an adjustment to the reserves as a result of their examination of the bank. See "Nonperforming Assets and Allowance for Loan Losses" for further discussion.

     NONINTEREST INCOME

          Noninterest income for the three months ended September 30, 2007 increased $95,000 or 18.7% to $601,000 from $506,000 in the third quarter of 2006. Noninterest income for the nine months ended September 30, 2007 increased $301,000 or 20.3% to $1.8 million from $1.5 million during the first nine months of 2006. The increase in noninterest income for the three and nine months ended September 30, 2007 is partially a result of increases in overdraft account fees, debit card fees and trust fee income, in addition, to a gain on sale of stock and gain on sale of loans. The increase in fees related to overdrafts and debit cards have a direct correlation to the increased deposit base of the bank. Another factor impacting noninterest income was an increase in service charge fees relating to overdraft fees effective October 1, 2006. Trust fees increased due to the assets under management increasing to $43.0 million, a 10.0% increase over the same period last year. Net gain on sales of loans is new in 2007 due to CNB selling loans to secondary market investors. For the third quarter, a gain of $17,000 was realized on these sales and for the nine months ending September 30, 2007, a gain of $72,000 was realized. In 2000, the Bank received shares of stock from the demutualization of an insurance company and sold the stock. The Bank was unaware of 1,644 shares which had been erroneously issued in the name of a bank director. Immediately upon knowledge of the existence of the stock, the bank took possession of the stock and sold it realizing a $59,000 gain.

     NONINTEREST EXPENSES

          Noninterest expenses for the three months ended September 30, 2007, increased $63,000 or 3.4%. Noninterest expenses for the nine months ended September 30, 2007 increased $38,000 or .7%. The fluctuations were for a variety of reasons. Salaries decreased in the third quarter and for the nine month period showed only a slight increase. Compared to September 30, 2006, the Bank has employed three less full time equivalent employees, one of which was an executive officer. Other employees who left the Bank's employment during this period were replaced at a lower salary base. By September 30, 2006, the bank had expensed six months of deferred compensation as stated in the retirement agreement for a former employee. The remainder of the agreement was expensed by December 31, 2006. Offsetting these decreases were increases due to the top four executive officers received bonuses in May 2007 totaling $36,000. The Board of Directors decided to pay bonuses in May 2007, and based the amounts in part on the Bank's 2006 performance. Also, salaries increased due to normal merit increases. Employee benefits decreased during these same time periods due to a reduction in the Bank's 401k match for 2007. These decreases were offset by an increase in the pension expense.

          During the third quarter 2007, occupancy expense decreased due to the reduction in purchases of bank operating supplies and outside building related services. For the nine months ending September 30, 2007, occupancy expense increased due to the rising cost of property taxes, utilities costs, minor building repairs and painting at the main office and additional painting at one of the Bank's branch facilities. Furniture and equipment expense showed an increase for the three and nine months ended September 30, 2007 as compared to the same period last year. This increase was due to the increased cost and number of maintenance contracts the bank carries on its equipment and increased depreciation on computer hardware offset by a reduction in software amortization expense for the nine month period due to items being fully amortized. Also, equipment expense increased due to upgrades to LCD displays at a few of the Bank's ATM machines and numerous repairs to other bank equipment.

          The increase in other operating expenses for the three months ended September 30, 2007, was due to increases in marketing expense, data processing expense, ATM expense, debit card expense, other outside service fees and debit card losses. Marketing expense for the third quarter and the nine months ended September 30, 2007 increased due to the cost of an outside agency and additional modes of advertising the bank is employing. Also, the Bank launched a marketing campaign to increase loan demand such as the Bank gave away $100 gift cards to customers closing a home equity loan. Approximately $10,000 was expensed for this campaign. Even though the conversions to new systems for the ATM and debit cards happened early in 2006 causing the expenses in 2006 to be higher than normal, the ATM expense and debit card expense for the third quarter and nine months ending September 30, 2007 exceeded the expense for the same period in 2006 due to the monthly expense for these services being greater in 2007 than 2006 due to increased charges to the Bank in addition to increased usage. Outside service fees increased in 2007 due to the expenses related to complying with Sarbanes-Oxley Act of 2002. Debit card losses increased due to the bank experiencing numerous point of sale fraud issues in 2007. These increases were offset by decreased bad check and other losses which relates to numerous fraudulent items the Bank dealt with during 2006.

          An additional reason noninterest expenses decreased during the nine month period ending September 30, 2007 is due to the decrease in loss on sales of securities and loss on disposal of premises and equipment in 2007 compared to 2006.

     INCOME TAXES

          The Bank's provision for income taxes decreased $72,000 or 18.6% to $314,000 for the three months ended September 30, 2007 and increased $29,000 or 3.0% to $970,000 for the nine months ended September 30, 2007. The effective tax rates for the third quarter of 2007 and 2006 were 32.2% and 38.0%, respectively and for the first nine months of 2007 and 2006 were 33.3% and 34.3%, respectively. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities and loans, and non-deductible expenses, such as life insurance premiums.

     FINANCIAL CONDITION

          The Bank's total assets as of September 30, 2007 increased $7.1 million or 2.6% to $283.2 million from December 31, 2006 due primarily to a $10.7 million increase in investment securities offset by a $3.6 million decrease in loans. The Bank's total liabilities increased $5.4 million or 2.1% to $261.1 million from December 31, 2006 due to a $8.8 million increase in borrowings and a $336,000 increase in accrued interest payable offset by a $3.8 million decrease in deposits. Shareholders' equity increased $1.8 million to $22.1 million at September 30, 2007, due to net income of $1.9 million and a $206,000 increase in accumulated other comprehensive income offset by the semi-annual cash dividend of $229,000. The $206,000 increase in accumulated other comprehensive income is a direct result of the decrease in market value of available for sale securities. The components of accumulated other comprehensive income at September 30, 2007 and December 31, 2006, were unrealized gains and losses on available for sale securities, net of deferred income taxes and unrecognized pension costs, net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results unless the securities are actually sold. During the third quarter 2007, the Bank instituted a stock repurchase program to repurchase issued shares of common stock of CNB Financial Services, Inc. Through this program as of September 30, 2007, the Bank has repurchased 2,099 shares of CNB Financial Services, Inc. common stock reducing shareholders' equity by $141,000.

     LOAN PORTFOLIO

          At September 30, 2007, total loans decreased $3.6 million or 1.8% to $200.7 million from $204.3 million at December 31, 2006. Beginning in January 2007, the Bank began selling all fixed rate mortgage loans to secondary market investors. During the third quarter of 2007, CNB originated and sold $981,000 of loans to secondary market investors and for the nine months ended September 30, 2007, CNB originated and sold $4.3 million of loans to secondary market investors. The bank continues to experience a slow down in the loan demand due to the slowdown in the housing market, even though lending officers continue to be proactive in their marketing effort in the bank's lending area.

     NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

          Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, restructured loans and other real estate owned. The following table summarized the Bank's nonperforming assets as of the periods shown:

                                            SEPTEMBER 30,
                                        -------------------   DECEMBER 31,
                                          2007       2006         2006
                                        --------   --------   ------------
Nonaccrual loans                        $773,275   $423,733     $402,014
Loans past due 90 days or more
   still accruing interest                    --         --        4,942
                                        --------   --------     --------
Total nonperforming loans               $773,275   $423,733     $406,956
                                        --------   --------     --------
Other real estate owned                 $178,081   $     --     $     --
                                        --------   --------     --------
Total nonperforming assets              $951,356   $423,733     $406,956
                                        ========   ========     ========
Nonperforming loans/Total loans             0.39%      0.21%        0.20%
Nonperforming assets/Total assets           0.34%      0.15%        0.15%
Allowance for loan losses/Total loans       1.09%      1.09%        1.03%

          As of September 30, 2007, the Bank has no loans which management considers to be impaired. Management is aware of eighteen borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $2.5 million. A specific allowance of $72,000 related to these loans has been established as part of the allowance for loan losses. The loans are collateralized and management anticipates any additional potential loss would be minimal. The Bank has recently experienced some foreclosure activity in their mortgage loan portfolio. Although, the Bank's mortgage loan portfolio is well secured, if the Bank needs to go to foreclosure on a property, the value of the property may possibly be less than the current appraised value considering the current real estate market. In turn, the Bank may begin to see future write downs on foreclosed properties.

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

          The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. During the third quarter, the Bank considered the general economic conditions in its market area and the significant slowdown in the residential housing market. At September 30, 2007, the Bank had outstanding loans for the development of residential property including loans for spec homes and subdivisions totaling $11.0 million with an additional undisbursed commitment of $3.4 million. At September 30, 2007 and December 31, 2006, the allowance for loan losses totaled $2.2 million and $2.1 million, respectively. The allowance for loan losses as a percentage of loans was 1.1% as of September 30, 2007 and 1.0% as of December 31, 2006.

          An analysis of the allowance for loan losses is summarized below:

                                 SEPTEMBER 30,            DECEMBER 31,
                                     2007                     2006
                            ----------------------   ----------------------
                                       PERCENT OF               PERCENT OF
                                     LOANS IN EACH            LOANS IN EACH
                                      CATEGORY TO              CATEGORY TO
In thousands                AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS
                            ------   -------------   ------   -------------
Commercial, financial
   and agriculture          $1,186         22%       $1,231         22%
Real estate - residential
   mortgage                    383         71           508         70
Installment and other          222          7           225          8
Unallocated                    370        N/A           168        N/A
                            ------        ---        ------        ---
   Total                    $2,161        100%       $2,132        100%
                            ======        ===        ======        ===

     DEPOSITS

          The Bank's deposits decreased $3.8 million or 1.6% during the nine months ended September 30, 2007. A significant factor in the decrease of the Bank's interest-bearing demand deposits was the Bank's unsuccessful bid during the second quarter to retain a large public fund deposit relationship. This deposit relationship carried a balance of $14.5 million at June 30, 2007 and has almost completely runoff during the third quarter. An additional factor in the decrease in all demand deposit and savings accounts is caused by the continuing shift by customers of their deposits from lower yielding accounts to higher yielding certificates of deposits. In turn, this shift in deposits along with the competitive rates the Bank has continued to offer on its certificates of deposit during the first nine months of 2007, have led to an increase in the Bank's certificates of deposit.

          In our Washington County, Maryland market area, there have been a number of bank mergers and CNB continues to benefit from these mergers with the increased volume of new deposit accounts. The Bank's Washington County Maryland branch has grown $4.4 million in deposits since December 31, 2006.

     CAPITAL RESOURCES

          Shareholders' equity increased $1.8 million or 8.8% during the first nine months of 2007 due to $1.9 million in net income, a $206,000 increase in accumulated other comprehensive income offset by the semi-annual cash dividend of $229,000. During the third quarter 2007, the Bank instituted a stock repurchase program to repurchase issued shares of common stock of CNB Financial Services, Inc. Through this program as of September 30, 2007, the Bank has repurchased 2,099 shares of CNB Financial Services, Inc. common stock reducing shareholders' equity by $141,000. The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was "well capitalized" at September 30, 2007. The following table summarizes, as of September 30, 2007, the Bank's capital ratios.

                           Components   Actual   Required
                           of Capital    Ratio     Ratio
                           ----------   ------   --------
Tier 1 Capital               $22,977      8.2%     4.0%
Total Risk Based Capital     $25,093     14.8%     8.0%

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

          In September 2006, the Emerging Issues Task Force of the FASB (EITF) issued EITF 06-04. This pronouncement affects the recording of post retirement costs of insurance of bank owned life insurance policies in instances where the Company has promised a continuation of life insurance coverage to persons post retirement. EITF 06-04 requires that a liability equal to the present value of the cost of post retirement insurance be recorded during the insured employees' term of service. The terms of this pronouncement require the initial recording of this liability with a corresponding adjustment to retained earnings to reflect the implementation of the pronouncement. This EITF becomes effective for fiscal years ending after December 15, 2007. CNB is currently evaluating the potential impact of adopting EITF 06-04 on their consolidated financial condition, results of operations and cash flows but does not expect it to have a material impact.

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

          The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold which totaled $61.6 million, or 21.7% of total assets at September 30, 2007. In addition, liquidity may be generated through loan repayments, FHLB borrowings and over $7.5 million of available borrowing arrangements with correspondent banks. At September 30, 2007, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $2.8 million of cash from operations in the first nine months of 2007, which compares to $2.8 million during the same time period in 2006. Additional cash of $4.6 million was provided by net financing activities through September 30, 2007, which compares to $16.3 million for the first nine months of 2006. Net cash used in investing activities totaled $7.9 million during the first nine months of 2007, which compares to $21.5 million during the same time period in 2006. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

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

          The Bank's base-line scenario holds the prime rate constant at 7.75 percent through September 2008. Based on the October 2007 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing or decreasing interest rate scenario.

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

          There have been no changes in the Company's internal controls over financial reporting in the fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CNB Financial Services, Inc.
        (Registrant)


Date November 13, 2007                /s/ Thomas F. Rokisky, President/CEO
                                      ------------------------------------------


Date November 13, 2007                /s/ Rebecca S. Stotler, Vice President/CFO
                                      ------------------------------------------