Form 10-K
period 2007-12-31
CNB FINANCIAL SERVICES INC
filed 2008-03-28
CIK 1113336

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

         Large accelerated filer [ ]            Accelerated filer         [ ]

         Non-accelerated filer   [ ]            Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asking price of such common equity, as of the last business day at the registrant's most recently completed second fiscal quarter (June 30, 2007) was approximately $19.8 million. This amount was based on the last closing sale price of a share of common stock of $70.00 as of the same date. Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 454,949 shares of common stock, par value $1 per share, as of March 28, 2008.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
Item 1.     Business.....................................................     5
Item 1A.    Risk Factors.................................................     9
Item 2.     Properties...................................................    12
Item 3.     Legal Proceedings............................................    12
Item 4.     Submission of Matters to a Vote of Security Holders..........    12

PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities.........    13
Item 6.     Selected Financial Data......................................    16
Item 7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................    17
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...    33
Item 8.     Financial Statements and Supplementary Data..................    34
Item 9.     Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosures.................................    72
Item 9A(T). Controls and Procedures......................................    72
Item 9B.    Other Information............................................    72

PART III
Item 10.    Directors and Executive Officers of the Registrant...........    73
Item 11.    Executive Compensation.......................................    75
Item 12.    Security Ownership of Certain Beneficial Owners and
               Management................................................    81
Item 13.    Certain Relationships and Related Stockholder Matters........    82
Item 14.    Principal Accountant's Fees and Services.....................    82

PART IV
Item 15.    Exhibits and Financial Statement Schedules...................    84

SIGNATURES...............................................................    85

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

EMPLOYEES

     As of December 31, 2007 and 2006, CNB employed 97 and 100 full-time equivalent employees, respectively.

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

AVAILABLE INFORMATION

     Our Internet address is www.cnbwv.com. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, and our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, any document filed by the company with the SEC can be read and copied at the SEC's public reference facilities at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Copies of documents can also be obtained free of charge by any shareholder by writing to Rebecca S. Stotler, Senior VP/CFO, CNB Financial Services, Inc., 101 S. Washington Street, Berkeley Springs, WV 25411.

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

          Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, the Bank's chief executive officer and chief financial officer are each required to certify that CNB's Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining, and regularly evaluating the effectiveness of CNB's internal controls; they have made certain disclosures to CNB's auditors and the audit committee of the Board of Directors about CNB's internal controls; and they have included information in CNB's Quarterly and Annual Reports about their evaluation and whether there have been significant changes in CNB's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. Effective in 2009, the audit requirements related to internal controls contained in Section 404 of Sarbanes-Oxley will become applicable to CNB.

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

THE BANKING BUSINESS IS VERY COMPETITIVE.

     The banking business is generally a highly competitive business. Our total assets have grown from approximately $201.1 million at December 31, 2003, to $290.4 million at December 31, 2007. Our business plan calls for continued growth. Our ability to continue to grow depends, in part, upon our ability to successfully attract deposits and identify favorable loan and investment opportunities. In the event that we do not continue to grow, our results of operations could be adversely impacted.

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

     As of June 30, 2007, based on an FDIC analysis done as of June 30 each year, there were twelve other banks in CNB's market area. The total Morgan County commercial bank deposits, which include a total of five banking offices, as of June 30, 2007, were in excess of $229.6 million. The total Berkeley County commercial bank deposits, which include a total of twenty eight banking offices, as of June 30, 2007, were in excess of $1.0 billion. The total Hancock, Maryland commercial bank deposits, which include three banking offices, as of June 30, 2007, were in excess of $90.7 million. At this same date CNB had a

72.9% share of the Morgan County commercial bank deposits, a 5.0% share of the Berkeley County commercial bank deposits and a 30.9% share of the Hancock, Maryland commercial bank deposits. CNB represents Morgan County's only locally owned bank, as the other existing commercial banks have their parent-Bank headquarters in Charleston, West Virginia (City National) and Charlotte, North Carolina (BB&T).

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

     CNB's loan portfolio at December 31, 2007, consists of the following:

TYPE OF LOAN                                        PERCENTAGE OF PORTFOLIO
------------                                        -----------------------
Residential Real Estate Loans                                 69%
Commercial Loans, principally real estate secured             22%
Consumer Loans                                                 9%

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

     To effectively monitor the interest rate risk discussed above, CNB uses a computer model to project the change in net interest income under various changes in interest rates. To provide guidance to management, CNB's board of directors, through its Asset/Liability/Investment Committee, has established a policy related thereto which includes interest rate risk parameters within which to operate. As of December 31, 2007, CNB's interest rate risk is within the parameters.

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

     At the end of 2007, there was an announced closing of another large manufacturing plant within the bank's lending area. This closing along with the general slowdown in the markets has caused an increase in delinquencies. Management anticipates this trend continuing into 2008.

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

ITEM 2. PROPERTIES

CNB Financial Services, Inc.

     CNB's headquarters are located at the main office of CNB Bank, Inc. located at 101 South Washington Street, Berkeley Springs, West Virginia.

CNB Bank, Inc.

     The principal executive office and main banking office is located at 101 South Washington Street, Berkeley Springs, West Virginia. In addition, the bank has owned and operated a full service branch bank located at 2450 Valley Road, Berkeley Springs, West Virginia since 1991. In October 1998, the bank opened a full service branch located at 2646 Hedgesville Road, Martinsburg, West Virginia. In March 2002, the bank opened a full service branch located at 14994 Apple Harvest Drive, Martinsburg, West Virginia. In April 2005, the bank opened an additional full service branch located at 1231 T.J. Jackson Drive, Falling Waters, West Virginia. On January 26, 2004, CNB entered into an agreement to purchase certain assets and liabilities associated with the Hancock Branch of Fidelity Bank, a subsidiary bank of Mercantile Bankshares Corporation (formerly Home Federal). The purchase, which took place on June 11, 2004, increased the assets and liabilities of CNB by $14.6 million. CNB assumed responsibility for all the deposit services including checking, savings and certificate of deposits. Additionally, CNB acquired loans, equipment and leasehold improvements and assumed the lease for the real estate located at 333 East Main Street, Hancock, Maryland. Each of the bank's locations provides ATM services, in addition to traditional lobby and drive-in services. In November of 1998, the bank acquired CNB Insurance Services, Inc. which was operated out of the main office in Berkeley Springs until June 1, 2006 at which time the Bank sold the assets of CNB Insurance Services, Inc. to Maiden Financial. The main office and branches are owned free and clear of any indebtedness. The Bank owns all of the facilities described above with the exception of the Hancock, Maryland branch on which the bank owns improvements situated on leased land. Management believes that the facilities are of sound construction, in good operating condition, are appropriately insured and are adequately equipped for carrying on the business of the Company. The net book value of the bank's premises and equipment as of December 31, 2007 is $6.1 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2007.

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

     Based on information that management is aware of, the majority of shares sold during 2007 and 2006 were at a price that ranged from $67 to $80 per share. Book value per share increased from $44.37 at December 31, 2006 to $49.91 at December 31, 2007.

     On August 23, 2007, the Board of Directors approved a stock repurchase program to repurchase issued shares of common stock of CNB Financial Services, Inc. Management is authozired to repurchase up to 45,804 shares or 10% of the outstanding shares of CNB Financial Services, Inc. common stock at the prevailing fair market value. The stock repurchase program will terminate upon the repurchase of 45,804 shares. Through this program as of December 31, 2007, the Bank has repurchased 3,099 shares of CNB Financial Services, Inc. common stock of which 1,000 shares was purchased in the fourth quarter reducing shareholders' equity by a total of $207,633. Below is a listing of the shares repurchased during 2007.

                     Total Number                    Total Number of Shares Purchased       Maximum Number of Shares
                       of Shares     Average Price     as Part of Publicly Announced    that may yet be purchased under
Period                 Purchased    Paid per Share           Plans or Programs               the Plans or Programs
------               ------------   --------------   --------------------------------   -------------------------------
September 1, 2007
September 30, 2007       2,099          $67.00                     2,099                             43,705

October 1, 2007
October 31,2007          1,000          $67.00                     1,000                             42,705

November 1, 2007
November 30, 2007           --          $   --                        --                             42,705

December 1, 2007
December 31, 2007           --          $   --                        --                             42,705
                         -----                                     -----
   Total                 3,099                                     3,099
                         =====                                     =====

     Dividends which have been declared by the Board of Directors semiannually, increased from $1.54 per share in 2006 to $1.69 per share in 2007, a 9.7% increase. The ability of CNB to pay dividends is subject to certain limitations imposed by various banking regulations. See Note 20: Regulatory Matters in the Notes to Consolidated Financial Statements for a more detailed discussion on the limitations. As of March 3, 2008, the number of record holders excluding individual participants in securities positions listings was 661.

     The prices listed below represent the high and low market prices for stock trades reported during each quarter.

                                   PER SHARE
                  HIGH      LOW     DIVIDEND
                 ------   ------   ---------
2007
First quarter    $80.00   $72.00
Second quarter   $80.00   $70.00     $0.50
Third quarter    $72.00   $71.00
Fourth quarter   $72.00   $67.00     $1.19

2006
First quarter    $80.00   $67.00
Second quarter   $80.00   $78.00     $0.45
Third quarter    $73.00   $71.00
Fourth quarter   $73.00   $73.00     $1.09

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

The following graph compares the yearly percentage change in CNB's cumulative total shareholder return on common stock for the five-year period ending December 31, 2007, with the cumulative total return of the Hemscott Index (SIC Code Index 6022-State Commercial Banks). Shareholders may obtain a copy of the index by calling Hemscott, Inc., at telephone number (804) 775-8118. There is no assurance that CNB's stock performance will continue in the future with the same or similar trends as depicted in the graph.

                      COMPARISON OF CUMULATIVE TOTAL RETURN
                       AMONG CNB FINANCIAL SERVICES, INC.,
                        HEMSCOTT INDEX AND SIC CODE INDEX

                               (PERFORMANCE GRAPH)


              COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS


                              ----------------------- FISCAL YEAR ENDING ----------------------
COMPANY/INDEX/MARKET          12/31/2002 12/31/2003 12/31/2004 12/30/2005 12/29/2006 12/31/2007

CNB FINANCIAL                   100.00     131.22     132.01     159.83     177.67     169.10
STATE COMMERCIAL BANKS          100.00     130.40     141.81     139.44     158.68     141.53
HEMSCOTT INDEX                  100.00     133.13     149.33     159.90     185.09     196.97


                     ASSUMES $100 INVESTED ON DEC. 31, 2002
                           ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING DEC. 31, 2007

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

ITEM 6. SELECTED FINANCIAL DATA

TABLE 1. FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

                                      2007       2006       2005       2004       2003
                                    --------   --------   --------   --------   --------
                                           In thousands except for per share data
AT YEAR-END
   Total assets                     $290,415   $276,069   $258,953   $236,998   $201,056
   Securities available for sale      66,017     50,873     55,194     59,740     39,362
   Loans and lease, net of
      unearned income                202,669    204,319    180,207    154,920    146,273
   Deposits                          226,645    233,083    219,288    207,729    180,899
   Shareholders' equity               22,821     20,322     19,008     18,149     16,569

SIGNIFICANT RATIOS
   Return on average assets             0.90%      0.92%      1.00%      1.07%      0.89%
   Return on average
      shareholders' equity             11.88      12.46      12.91      13.38      10.44
   Average shareholders' equity
      to average assets                 7.55       7.35       7.76       8.03       8.48
   Net interest margin                  3.53       3.77       4.12       4.11       3.83

SUMMARY OF OPERATIONS
   Interest income                  $ 17,201   $ 15,989   $ 13,420   $ 11,715   $ 11,569
   Interest expense                    7,725      6,269      3,850      3,169      4,152
   Net interest income                 9,476      9,720      9,570      8,546      7,417
   Provision for loan losses             169        275        352        393        312
   Net interest income after
      provision for loan losses        9,307      9,445      9,218      8,153      7,105
   Non-interest income                 2,403      2,025      2,007      1,972      1,728
   Non-interest expense                8,015      7,817      7,541      6,789      6,007
   Income before income taxes and
      discontinued operations          3,695      3,653      3,684      3,336      2,826
   Discontinued operations                --        124         --         --         --
   Income tax expense                  1,191      1,308      1,238        992      1,083
   Net income                          2,504      2,469      2,446      2,344      1,743

PER SHARE DATA
   Net income                       $   5.48   $   5.39   $   5.34   $   5.12   $   3.80
   Cash dividends                       1.69       1.54       1.44       1.38       1.20
   Net book value                      49.91      44.37      41.50      39.62      36.17

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB, for the years ended December 31, 2007 and 2006. This discussion and analysis should be read in conjunction with the audited, consolidated financial statements and accompanying notes. This discussion includes forward-looking statements based upon management's expectations; actual results may differ. Amounts and percentages used in this discussion have been rounded. All average balances are based on monthly averages.

EARNINGS SUMMARY

     CNB had net income totaling $2.5 million or $5.48 per share, $2.5 million or $5.39 per share and $2.4 million or $5.34 per share for fiscal years 2007, 2006 and 2005, respectively. Annualized return on average assets and average equity were .9% and 11.9%, respectively for 2007 compared to .9% and 12.5% for 2006 and 1.0% and 12.9% for 2005.

     Net income for the year 2008 is expected to be impacted by the continued slowing in the Bank's loan demand along with the continued tightening of the Bank's net interest margin caused by the increased cost of funds. Other significant factors affecting the 2008 net income are expenses to be incurred related to the Sarbanes-Oxley Act which are expected to be approximately $55,000 and the increased expense of FDIC insurance which is expected to be approximately $100,000.

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

     Net interest income in 2007 decreased by $244,000 or 2.5% over 2006. Interest income in 2007 increased by $1.2 million or 7.6% compared to 2006, while interest expense increased by $1.5 million or 23.2% during 2007 as compared to 2006. Interest income increased during 2007 compared to 2006 as a result of an increase in the average balances of loans, investment securities and federal funds sold. Average rates earned on these interest earning assets also increased during 2007 compared to 2006. Interest expense increased during 2007 compared to 2006 as a result of an increase in the average balance of money market accounts and time deposit accounts and an increase in the average rates paid on those specific interest bearing liability accounts. However, the increase in interest expense was offset by a decrease in the average balance of savings accounts, NOW accounts and borrowings and a decrease in the average rates paid on them.

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

     During 2007, the Bank used funds generated from FHLB borrowings to fund the purchase of investment securities and the deposit account runoff. During 2006, the Bank used funds generated from deposit account growth, sale of investment securities and FHLB borrowings to fund loan commitments.

     The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities. Net interest margin decreased from 2006 to 2007. See Table 2 - Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

                                 DECEMBER 31, 2007              DECEMBER 31, 2006              DECEMBER 31, 2005
                           ----------------------------   ----------------------------   ----------------------------
                              YTD                            YTD                            YTD
                            AVERAGE     YTD      YIELD/    AVERAGE      YTD     YIELD/    AVERAGE      YTD     YIELD/
                            BALANCE   INTEREST    RATE     BALANCE   INTEREST    RATE     BALANCE   INTEREST    RATE
                           --------   --------   ------   --------   --------   ------   --------   --------   ------
                                                                  In thousands
Interest earning assets:
   Federal funds sold      $    701    $    37    4.97%   $     27    $     1    4.87%   $     28    $     1    3.11%
   Securities:
      Taxable                45,820      2,192    4.78      44,674      2,116    4.74      43,245      1,898    4.39
      Tax-exempt (1)         11,100        386    5.27      11,298        390    5.23      12,092        410    5.14
   Loans (net of
      unearned
      interest) (2)
      (4) (5)               204,045     14,356    7.04     194,712     13,211    6.78     170,158     10,826    6.36
                           --------    -------    ----    --------    -------    ----    --------    -------    ----
Total interest
   earning assets (1)      $261,666    $16,971    6.49%   $250,711    $15,718    6.27%   $225,523    $13,135    5.82%
                           --------    -------    ----    --------    -------    ----    --------    -------    ----
Nonearning assets:
   Cash and due
      from banks           $  7,573                       $  9,170                       $  9,577
   Bank premises and
      equipment, net          6,249                          6,464                          6,455
   Other assets               5,688                          5,521                          4,635
   Allowance for
      loan losses            (2,171)                        (2,136)                        (1,956)
                           --------                       --------                       --------
Total assets               $279,005                       $269,730                       $244,234
                           ========                       ========                       ========
Interest bearing
   liabilities:
   Savings deposits        $ 25,335    $   119    0.47%   $ 30,586    $   153    0.50%   $ 32,340    $   162    0.50%
   Time deposits            122,639      5,632    4.59      99,950      3,791    3.79      87,977      2,391    2.72
   NOW accounts              31,534        772    2.45      42,720      1,189    2.78      43,790        908    2.07
   Money market
      accounts               13,252        287    2.17      10,905        158    1.45      10,101         91    0.90
   Borrowings                18,173        915    5.03      18,751        978    5.22       8,393        298    3.55
                           --------    -------    ----    --------    -------    ----    --------    -------    ----
Total interest
   bearing liabilities     $210,933    $ 7,725    3.66%   $202,912    $ 6,269    3.09%   $182,601    $ 3,850    2.11%
                           --------    -------    ----    --------    -------    ----    --------    -------    ----
Noninterest bearing
   liabilities:
   Demand deposits         $ 42,575                       $ 43,795                       $ 40,314
   Other liabilities          4,424                          3,207                          2,368
   Shareholders' equity      21,073                         19,816                         18,951
                           --------                       --------                       --------
Total liabilities and
   shareholders' equity    $279,005                       $269,730                       $244,234
                           ========                       ========                       ========
                                       -------                        -------                        -------
Net interest income (1)                $ 9,246                        $ 9,449                        $ 9,285
                                       =======                        =======                        =======
Net interest spread (3)                           2.83%                          3.18%                          3.71%
                                                  ====                           ====                           ====
Net interest income to
   average interest
   earning assets (1)                             3.53%                          3.77%                          4.12%
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

(4) Interest income on loans excludes fees of $229,997 in 2007, $270,962 in 2006 and $284,659 in 2005.

(5) Interest income on loans includes fees of $86,770 in 2007, $99,722 in 2006 and $68,484 in 2005 from the Business Manager Program, student loans and lease receivables.

     Table 3 sets forth a summary of the changes in interest earned and interest expense detailing the amounts attributable to (i) changes in volume (change in average volume times the prior year's average rate), (ii) changes in rate (change in the average rate times the prior year's average volume). The changes in rate/volume (change in the average volume times the change in the average rate), had been allocated to the changes in volume and changes in rate in proportion to the relationship of the absolute dollar amounts of the change in each. During 2007, net interest income increased $68,000 due to changes in volume and decreased $271,000 due to changes in interest rates. Also, net interest income was affected by a $41,000 decrease in loan fees. In 2006, net interest income increased $836,000 due to changes in volume and decreased $672,000 due to changes in interest rates. Also, net interest income was affected by a $14,000 decrease in loan fees.

TABLE 3. VOLUME AND RATE ANALYSIS OF CHANGES IN INTEREST INCOME

(Taxable equivalent basis)        2007 OVER 2006            2006 OVER 2005
                             -----------------------   ------------------------
                              CHANGE DUE TO             CHANGE DUE TO
                             --------------    TOTAL   ---------------    TOTAL
                             VOLUME    RATE   CHANGE   VOLUME    RATE    CHANGE
                             ------   -----   ------   ------   ------   ------
                                                In thousands
Interest earned on:
   Federal funds sold        $  32    $  --   $   32   $   --   $   --   $   --
   Taxable securities           53       17       70       62      156      218
   Tax-exempt securities        (8)       3       (5)     (31)      11      (20)
   Loans                       643      513    1,156    1,635      750    2,385
                             -----    -----   ------   ------   ------   ------
Total interest earned        $ 720    $ 533   $1,253   $1,666   $  917   $2,583
                             -----    -----   ------   ------   ------   ------
Interest expense on:
   Savings deposits          $ (24)   $  (9)  $  (33)  $   (9)  $   --   $   (9)
   Time deposits               954      887    1,841      361    1,039    1,400
   NOW accounts               (287)    (130)    (417)     (22)     303      281
   Money market accounts        39       91      130        8       59       67
   Other borrowing             (30)     (35)     (65)     492      188      680
                             -----    -----   ------   ------   ------   ------
Total interest expense       $ 652    $ 804   $1,456   $  830   $1,589   $2,419
                             -----    -----   ------   ------   ------   ------
Net interest income          $  68    $(271)  $ (203)  $  836   $ (672)  $  164
                             =====    =====   ======   ======   ======   ======

     Another method of analyzing the change in net interest income is to examine the changes between interest rate spread and the net interest margin on earning assets. The interest rate spread as shown in Table 4 is the difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. The net interest margin takes into account the benefit derived from assets funded by interest free sources such as non-interest bearing demand deposits and capital.

TABLE 4. INTEREST RATE SPREAD AND NET INTEREST MARGIN ON EARNING ASSETS

(Taxable equivalent basis)           2007              2006              2005
                               ---------------   ---------------   ---------------
                                AVERAGE           AVERAGE           AVERAGE
                                BALANCE   RATE    BALANCE   RATE    BALANCE   RATE
                               --------   ----   --------   ----   --------   ----
                                                  In thousands
Earning assets                 $261,666   6.49%  $250,711   6.27%  $225,523   5.82%
                               ========          ========          ========
Interest bearing liabilities   $210,933   3.66%  $202,912   3.09%  $182,601   2.11%
                                          ----              ----              ----
Interest rate spread                      2.83%             3.18%             3.71%
Interest free sources used
   to fund earning assets(1)     50,733   0.70%    47,799   0.59%    42,922   0.41%
                               --------   ----   --------   ----   --------   ----
Total sources of funds         $261,666          $250,711          $225,523
                               ========          ========          ========
Net interest margin                       3.53%             3.77%             4.12%
                                          ====              ====              ====

(1) Non-interest bearing liabilities and shareholders' equity less non-interest earning assets.

     The following discussion analyzes changes in the Bank's spreads and margins in terms of basis points. A basis point is a unit of measure for interest rates equal to .01%. One hundred basis points equals 1%.

     Interest rate spread decreased 35 basis points in 2007 and the net interest margin decreased 24 basis points. The interest rate spread was negatively impacted by a 57 basis point increase in interest bearing liability costs offset by a 22 basis point increase in earning asset yields. Interest rate spread decreased 53 basis points in 2006 while the net interest margin decreased 35 basis point. The interest rate spread was negatively impacted by an 98 basis point increase in interest bearing liability costs offset by a 45 basis point increase in earning asset yields.

     The prime rate remained stable until late in the third quarter of 2007 when it began to decrease. At the end of the third quarter through the fourth quarter of 2007, the prime rate decreased 100 basis points. During 2006, the prime rate increased 100 basis points. Although, the prime rate moved by 100 basis points in 2007 the impact of the decrease of the prime rate was lessened by the delay of the movement. As a result, loan yields only increased 26 basis points in 2007 as compared to 42 basis points in 2006. Interest rates on deposit accounts and other liabilities are tied to the shorter term rates such as the prime and federal funds rate. In 2007, liability costs increased by 57 basis points due to the stable interest rate environment during the first nine months and the lag with which the Bank lowered their deposit rates after the decreases in the prime rate. In 2007, the increase in liability costs is primarily the result of the higher cost of funds on money market accounts and time deposits. In 2006, the rates increased on all interest bearing liability accounts except savings accounts which stayed level.

PROVISION FOR LOAN LOSSES

     The amount charged to the provision for loan losses is based on Management's evaluation of the loan portfolio. Management determines the adequacy of the allowance for loan losses based on past loan loss experience, current economic conditions and composition of the loan portfolio. The allowance for loan losses is the best estimate by Management of the probable losses which have been incurred as of the balance sheet date. See Nonperforming Assets and Allowance for Loan Losses for a comprehensive analysis.

NONINTEREST INCOME

     Noninterest income increased $378,000 or 18.7% during 2007 over 2006. The increase in 2007 was a result of increases in overdraft account fees, debit card fees and trust fee income, in addition, to a gain on sale of stock and gain on sale of loans. The increase in fees related to overdrafts and debit cards have a direct correlation to the increased usage by account holders and the increased deposit base of the Bank excluding the runoff of the one large prime rate deposit account relationship. Another factor impacting noninterest income was an increase in service charge fees relating to overdraft fees effective October 1, 2006. Trust fees increased due to the assets under management increasing to $42.6 million, a 7.4% increase over the same period last year. Net gain on sales of loans is new in 2007 due to CNB selling loans to secondary market investors. For the year 2007, a gain of $87,000 was realized on these sales. In 2000, the Bank received shares of stock from the demutualization of an insurance company and sold the stock. The Bank was unaware of 1,644 shares which had been erroneously issued in the name of a bank director. Immediately upon knowledge of the existence of the stock, the bank took possession of the stock and sold it realizing a $59,000 gain.

     Noninterest income for 2006 was relatively unchanged in total over the prior comparable period. The line item fluctuations for 2006 compared to the prior period are explained in detail. Noninterest income for 2006 was impacted by the reporting of income for CNB Insurance Services, Inc. in discontinued operations offset by increases in overdraft protection and overdraft fees, ATM and debit card fees and trust fee income. These increases for 2006 were also offset by a decrease in income from the title insurance company caused by a decrease in the number of policies written during the period. The increase in fees related to overdraft protection and overdraft fees, ATM and debit card fees have a direct correlation to the increased deposit base of the bank. Also, having a positive impact on noninterest income for 2006 was an increase in service charge fees effective October 1, 2006. The increase in noninterest income for 2005 was attributable to fees generated from the overdraft protection program, debit card income, ATM fees and trust fees. These increases in 2005 were offset by a decrease in overdraft fees, travel club fees and miscellaneous customer service fees.

     The level of trust assets being managed increased from $39.7 million at December 31, 2006 to $42.6 million at December 31, 2007, a 7.4% increase and the fees earned on these assets increased by $43,000 or 21.8%. The average level of trust assets being managed increased by $3.8 million or 10.1%.

NONINTEREST EXPENSES

     Noninterest expenses increased $198,000 or 2.5% during 2007 over the prior comparable period. Salaries increased due to normal merit increases and the payment of bonuses totaling $36,000 and accrual of 2007 bonuses of $30,000 to the top four executive officers. The Board of Directors decided to pay bonuses in May 2007, and based the amounts in part on the Bank's 2006 performance. Offsetting these increases was the Bank having three less full time equivalent employees on staff, one of which was an executive officer during 2007. Other employees who left the Bank's employment during this period were replaced at a lower salary base. Additionally in 2006, CNB incurred $24,000 of expenses for a severance package offered to and accepted by an employee. Employee benefits showed a decrease over the same period last year due to a reduction in the Bank's 401k match for 2007. These decreases were offset by an increase in the pension expense.

     Occupancy expense increased due to the rising cost of property taxes and utilities, minor building repairs, renovations and painting at the main office and additional painting at one of the Bank's branch facilities. Furniture and equipment expense showed an increase for 2007 as compared to 2006. This increase was due to the increased cost and number of maintenance contracts the bank carries on its equipment and increased depreciation on computer hardware offset by a reduction in software amortization expense due to some items being fully amortized. Also, equipment expense increased due to upgrades to LCD displays at a few of the Bank's ATM machines and numerous repairs to other bank equipment.

     The increase in other operating expenses was due to increases in marketing expense, ATM expense, debit card expense, professional service fees and debit card losses. Marketing expense increased due to the cost of an outside agency and additional modes of advertising the Bank is employing. Also, the Bank launched a marketing campaign in 2007 to increase loan demand where the Bank gave away $100 gift cards to customers closing a home equity loan. Approximately $10,000 was expensed for this campaign. Even though the conversions to new systems for the ATM and debit cards happened early in 2006 causing the expenses in 2006 to be higher than normal, the ATM expense and debit card expense for 2007 exceeded the expense for the same period in 2006 due to the monthly expense for these services being greater due to increased fees to the Bank in addition to increased usage. Professional fees increased in 2007 due to the expenses related to complying with Sarbanes-Oxley Act of 2002. Debit card losses increased due to the Bank experiencing numerous point of sale fraud issues in 2007. These increases were offset by decreases related to stationery, supplies and printing, examination fees expense, legal expenses and bad check and other losses. Stationery, supplies and printing expense decreased in 2007 due to the printing expenses related to the Bank's charter change from a national bank to a state bank in 2006. Examination fees expense decreased due to the state bank assessment fees being lower than the national bank assessment fees. Legal expenses decreased as a direct result of the expenses incurred in 2006 with the Bank's charter change. Bad check and other losses decreased due to numerous fraudulent check items the Bank dealt with during 2006.

     Additional offsetting decreases to noninterest expenses were a result of a decrease in loss on sales of securities and loss on disposal of premises and equipment in 2007 compared to 2006.

     Noninterest expenses increased $259,000 or 3.4% during 2006 over the prior comparable period. The expenses related to the discontinued operations of CNB Insurance Services, Inc. were reclassified out of noninterest expenses for 2006. In 2005, CNB Insurance Services, Inc. noninterest expenses totaled $132,000 of which $84,000 was for salaries, $20,000 for benefits and $28,000 was for other operating expenses. These expenses totaled $73,000 in 2006 and are classified in discontinued operations. Salaries increased due to normal merit increases and a full year of salaries for the new Spring Mills branch employees. Additionally in late January 2006, the Bank increased all hourly salaries to become more in line with the area competition. Employee benefits increased due to an increase in pension expense, an increase in health insurance costs and increased salaries. Additionally in 2006, CNB incurred $24,000 of expenses for a severance package offered to and accepted by an employee. Although the bank changed its health insurance program, effective January 1, 2005, to a high deductible plan with reduced per employee premiums, the insurance expense for 2006 showed an increase over the same period last year due to the increased number of employees who were eligible and elected to be in the plan and a normal increase in premiums.

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

     The increase in other operating expenses was due to increases in advertising, stationery, supplies and printing, ATM fees, board fees and legal fees. During the first quarter of 2006, the Bank increased its newspaper and radio exposure showcasing the Bank's deposit products. This exposure was significantly reduced during the remainder of 2006. Stationery, supplies and printing increased due to the printing expenses related to the Bank's charter change from a national bank to a state bank. The ATM expense increase was during the first quarter and was a direct result of the one time conversion costs for a new system. Board fees payable to directors increased in April 2006. Legal fees increased due to expenses related to the Bank's charter change. These increases were offset by decreases in postage, data processing, debit card expense, outside service fees, teller shortages and miscellaneous NSF and other check losses. Postage decreased due to the Bank's implementation of a new postage system. Data processing expense decreased due to the start up costs of the Spring Mills branch in 2005. Debit card expense decreased due to the Bank converting to a new system for processing during the second quarter of 2006. Professional service fees decreased due to expenses being charged in 2005 for compliance with Sarbanes-Oxley Act of 2002. Teller shortages decreased due to the bank robbery in 2005. Miscellaneous NSF and other check losses decreased due to the Bank experiencing a larger than normal volume of fraudulent checks in 2005.

     The Company performs an annual test of impairment of acquired customer lists. The annual test for impairment resulted in no loss for the years ended December 31, 2007, 2006 or 2005. On June 1, 2006, the customer lists of CNB Insurance Services, Inc. along with all other assets were sold to Maiden Financial. See Note 16: Discontinued Operations in the Notes to Consolidated Financial Statements for further discussion.

INCOME TAXES

     Provision for income tax totaled $1.2 million in 2007, $1.3 million in 2006 and $1.2 million in 2005. The effective tax rate was 32.3% in 2007 compared to 34.6% and 33.6% in 2006 and 2005, respectively. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities and loans, and non-deductible expenses, such as life insurance premiums. See Note 14: Income Taxes in the Notes to Consolidated Financial Statements for a comprehensive analysis of income tax expense.

FINANCIAL CONDITION

     Table 5 examines CNB Bank, Inc.'s financial condition in terms of its sources and uses of funds. Average funding sources and uses increased $11.0 million or 4.4% in 2007 compared with an increase of $25.2 million or 11.2% in 2006.

TABLE 5. SOURCES AND USES OF FUNDS

                                      2007                           2006
                          ----------------------------    --------------------------
                                          INCREASE                       INCREASE
                                         (DECREASE)                     (DECREASE)        2005
                           AVERAGE   -----------------     AVERAGE   ---------------     AVERAGE
                           BALANCE    AMOUNT      %        BALANCE    AMOUNT     %       BALANCE
                          --------   -------   -------    --------   -------   -----    --------
                                                       In thousands
Funding uses:
   Federal funds
      sold                $    701   $   674   2,496.3%   $     27   $    (1)   (3.6)%  $     28
   Securities available
      for sale              56,920       948       1.7      55,972       635     1.1      55,337
   Loans                   204,045     9,333       4.8     194,712    24,554    14.4     170,158
                          --------   -------              --------   -------            --------
   Total uses             $261,666   $10,955       4.4%   $250,711   $25,188    11.2%   $225,523
                          ========   =======   =======    ========   =======   =====    ========
Funding sources:
   Interest-bearing
      demand deposits     $ 44,786   $(8,839)    (16.5)%  $ 53,625   $  (266)   (0.5)%  $ 53,891
   Savings deposits         25,335    (5,251)    (17.2)     30,586    (1,754)   (5.4)     32,340
   Time deposits           122,639    22,689      22.7      99,950    11,973    13.6      87,977
   Short-term
      borrowings            18,173      (578)     (3.1)     18,751    10,358   123.4       8,393
   Noninterest bearing
      funds, net(1)         50,733     2,934       6.1      47,799     4,877    11.4      42,922
                          --------   -------              --------   -------            --------
   Total sources          $261,666   $10,955       4.4%   $250,711   $25,188    11.2%   $225,523
                          ========   =======   =======    ========   =======   =====    ========

(1) Noninterest bearing liabilities and shareholders' equity less noninterest earning assets.

     Total assets increased $14.3 million or 5.2% to $290.4 million from December 31, 2006 to December 31, 2007 due primarily to a $15.1 million increase in investment securities, a $871,000 increase in Federal Home Loan Bank stock and a $432,000 increase in cash and due from banks offset by a $1.7 million decrease in loans.

     Total liabilities increased $11.8 million or 4.6% to $267.6 million from December 31, 2006 to December 31, 2007 substantially due to the increase in FHLB borrowings of $19.0 million offset by a decrease in deposits of $6.4 million and a decrease in accrued expenses and other liabilities of $923,000. Shareholders' equity increased $2.5 million to $22.8 million at December 31, 2007 primarily due to net income of $2.5 million and a $973,000 increase in accumulated other comprehensive income offset by cash dividends of $770,000 and stock repurchases of $207,000.

     The components of accumulated other comprehensive income at December 31, 2007, were unrealized gains and losses on available for sale securities, net of deferred income taxes and unrecognized pension costs, net of deferred income taxes. The increase in accumulated other comprehensive income was due to the decrease in unrecognized pension costs and an increase in the unrealized market value appreciation of the available for sale investment security portfolio. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results, however, unless the securities are actually sold. The additional minimum pension liability adjustment in 2005 resulted from the accumulated benefit obligation exceeding the fair value of plan assets. In 2006, CNB implemented SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" in which the unfunded liability resulting from the projected benefit obligation exceeding the fair value of the plan assets is recorded as a liability and any unrecognized pension costs are recorded net of tax in accumulated other comprehensive income. See
Note 11: Pension Plan in the Notes to Consolidated Financial Statements for further details.

LOAN PORTFOLIO

     At December 31, 2007, total loans decreased $1.7 million or .8% to $202.7 million from $204.3 million at December 31, 2006. Although, each category of loans except commercial real estate loans experienced decreases, the loan mix was unchanged from December 31, 2006. During 2007, the Bank offered an incentive program to its customers to generate loan demand. This program generated approximately $2.0 million in new home equity loan demand. Beginning in January 2007, the Bank began selling all fixed rate residential mortgage loans to secondary market investors. During 2007, CNB originated and sold $5.4 million of loans to secondary market investors. The bank continues to experience a slowdown in the loan demand due to the slowdown in the housing market, even though lending officers continue to be proactive in their marketing effort in the bank's lending area. The Bank's lending area has seen a shift in the market price on real property from price appreciation in 2006 to a flat or declining market in 2007. During 2007, there was an announced closing of a large manufacturing plant within the Bank's lending area causing approximately 300 consumers to seek other employment. This closing may negatively impact the Bank's loan and demand deposit portfolio. The Bank's management believes the slowdown in the housing market and the lower loan demand will continue throughout 2008. The loan to deposit ratio was 89.3% at December 31, 2007 and 87.7% at December 31, 2006. The ratio of net charge-offs to average loans outstanding was .08% in 2007 and .09% in 2006.

     Table 6 sets forth the amount of loans outstanding (net of unearned income) as of the dates shown:

TABLE 6.  LOANS AND LEASES OUTSTANDING

                                                DECEMBER 31,
                            ----------------------------------------------------
                              2007       2006       2005       2004       2003
                            --------   --------   --------   --------   --------
                                                In thousands
Real estate                 $143,012   $143,767   $125,723   $108,159   $ 98,405
Commercial real estate        37,588     36,967     29,492     22,759     21,521
Consumer                      15,544     15,934     16,802     16,405     16,853
Commercial                     8,179      9,172      9,314      8,881      8,934
Overdrafts                       104        163        356         82        136
                            --------   --------   --------   --------   --------
                            $204,427   $206,003   $181,687   $156,286   $145,849
Leases                           113        124        145        166        186
                            --------   --------   --------   --------   --------
                            $204,540   $206,127   $181,832   $156,452   $146,035
Net deferred loan fees,
   premiums and discounts        273        324        397        275        238
Allowance for loan losses     (2,144)    (2,132)    (2,022)    (1,807)    (1,608)
                            --------   --------   --------   --------   --------
                            $202,669   $204,319   $180,207   $154,920   $144,665
                            ========   ========   ========   ========   ========

     The commercial real estate loan portfolio showed an increase in outstanding loans of $621,000 from $37.0 million at December 31, 2006 to $37.6 million at December 31, 2007. The commercial real estate loan portfolio is approximately 18% of the total loan portfolio at December 31, 2007 and 2006. The Bank's activity in the Berkeley County market continues to expand with the three branch locations located in that area. The Bank's loan activity also increased in the Maryland market after acquiring the Hancock, Maryland branch in June 2004. In addition, the Bank's loan growth has benefited from significant real estate development activity in Berkeley County, West Virginia. Management believes additional growth in the commercial real estate area is possible in 2008 through financing existing businesses and also the possible restart of housing developments during the latter part of 2008.

     Real estate mortgage loans comprised mainly of one to four family residences continued to be the Bank's dominant loan category. Mortgage lending comprises approximately 70% of the total loan portfolio at December 31, 2007 and 2006 totaling

$143.0 million at December 31, 2007 and $143.8 million at December
31, 2006. Although the net decrease in real estate mortgage loans totaled $754,000, actual real estate mortgage loan originations were higher as the Bank sold all fixed rate mortgage loans originated to secondary market investors beginning in January 2007. During 2007, CNB originated and sold $5.4 million of loans to secondary market investors. The Bank's increased presence in Berkeley County, West Virginia, and Washington County, Maryland continue to generate additional activity in the real estate mortgage loan arena.

     The consumer loan portfolio showed a decrease of $389,000. A continuing factor causing the decrease was the decline in the overall new and used car sales which began in 2006 and continued throughout 2007. Also, the Bank continued to experience a decrease in dealer vehicle loans which also began in 2006 due to local competition offering a lower rate and/or better loan terms. In 2007, the Bank offered a special home equity program. Customers took advantage of this program by paying off their higher consumer debt by refinancing it through a home equity loan. The Bank's primary consumer loan market area is Morgan and Berkeley Counties, West Virginia and Washington County, Maryland which are all considered to be conservative spending areas. With the recent closing of one manufacturing plant and the announced closing of another, consumers are hesitant to increase their household debt for unnecessary items such as new vehicles or home improvements. Another factor impacting the consumer loan portfolio change is a decrease of $59,000 in overdraft deposit accounts.

     Table 7 summarizes the approximate contractual maturity and sensitivity of certain loan types to changes in interest rates as of December 31, 2007:

TABLE 7.  CONTRACTUAL MATURITY AND SENSITIVITY

                                                         DECEMBER 31, 2007
                                          ----------------------------------------------
                                          ONE YEAR   ONE THROUGH      OVER
                                           OR LESS    FIVE YEARS   FIVE YEARS     TOTAL
                                          --------   -----------   ----------   -------
                                                           In thousands
Commercial, financial and agricultural:
   Floating rate                           $23,370     $11,380       $ 1,141    $ 35,891
   Fixed rate                                2,925       3,944         3,007       9,876
                                           -------     -------       -------    --------
      Total                                $26,295     $15,324       $ 4,148    $ 45,767
                                           =======     =======       =======    ========
Real estate - mortgage:
   Floating rate                           $ 9,206     $49,142       $    --    $ 58,348
   Fixed rate                                3,429       4,403        73,642      81,474
                                           -------     -------       -------    --------
      Total                                $12,635     $53,545       $73,642    $139,822
                                           =======     =======       =======    ========
Real estate - construction:
    Floating rate                          $ 2,527     $    --       $    --    $  2,527
    Fixed rate                                 663          --            --         663
                                           -------     -------       -------    --------
       Total                               $ 3,190     $    --       $    --    $  3,190
                                           =======     =======       =======    ========
Consumer:
   Floating rate                           $   151     $   126       $    --    $    277
   Fixed rate                                1,057      10,519         3,795      15,371
                                           -------     -------       -------    --------
      Total                                $ 1,208     $10,645       $ 3,795    $ 15,648
                                           =======     =======       =======    ========
Lease financing:
   Floating rate                           $    --     $    --       $    --    $     --
   Fixed rate                                    1          --           112         113
                                           -------     -------       -------    --------
      Total                                $     1     $    --       $   112    $    113
                                           =======     =======       =======    ========

     The Bank has experienced customer demands for both variable rate loans and fixed rate mortgage products. Demand for the variable rate loans has increased during 2007 with the Bank selling all fixed rate mortgage loans to secondary market investors. With the current declining interest rate environment, variable rate loans are becoming more attractive than in the past. The Bank does continue to see a demand for fixed rate products even though these products are sold to secondary market investors. As of December 31, 2007, 53.4% of the Bank's mortgage loans were adjustable rate loans and 46.6% were fixed rate loans. Compared to December 31, 2006, 48.1% of the Bank's mortgage loans were adjustable rate loans and 51.9% were fixed rate loans. Currently, the Bank has approximately $1.9 million in fixed rate loans in the portfolio which were originated under terms that would allow them to be sold on the secondary market, although there is no intent to sell these loans.

NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

     Nonperforming loans consist of loans in nonaccrual status and loans which are past due 90 days or more and still accruing interest. Bank policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. As of December 31, 2007 and 2006, nonaccrual loans approximated .54% and .20% of total loans (net), respectively. At December 31, 2007, there are nine loans considered to be impaired with a balance of $1.2 million (net of government agency guarantees) and a specific allowance of $240,000. The Bank had no loans which were considered to be impaired as of December 31, 2006. As of December 31, 2007, management is aware of thirteen borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $1.4 million. A specific allowance of $100,000 has been established for these loans as part of the allowance for loan losses. The loans are collateralized primarily by real estate and management anticipates that any additional potential loss would be minimal.

     Table 8 sets forth the amounts of nonperforming assets as of the dates indicated:

TABLE 8.  NONPERFORMING ASSETS

                                                                     DECEMBER 31
                                                         ----------------------------------
                                                          2007    2006   2005   2004   2003
                                                         ------   ----   ----   ----   ----
                                                                    In thousands
Foreclosed real estate (other real estate owned)         $  151   $ --   $ --   $ --   $ --
Impaired loans, not on nonaccrual                           848     --     --     --     --
Nonaccrual loans, impaired (1)                              562     --     --     --     --
Nonaccrual loans, not impaired                              552    402    790    381    349
Loans past due 90 days or more still accruing interest       --      5                   27
                                                         ------   ----   ----   ----   ----
   Total non-performing assets                           $2,113   $407   $790   $381   $376
                                                         ======   ====   ====   ====   ====

(1) Some of these loans have government agency guarantees reducing the bank's exposure by $261,592.

     The allowance for loan losses is the best estimate by management of the probable losses which have been incurred as of the respective balance sheet date. Management makes a determination quarterly by analyzing overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers and other factors. The Bank's methodology for determining the allowance for loan losses establishes both an allocated and an unallocated component. The allocated portion of the allowance represents the results of analyses of individual loans that are being monitored for potential credit problems and pools of loans within the portfolio. The allocated portion of the allowance for loans is based principally on current loan risk ratings, historical loan loss rates adjusted to reflect current conditions, as well as analyses of other factors that may have affected the collectibility of loans in the portfolio. The Bank analyzes all commercial loans that are being monitored as potential credit problems to determine whether such loans are impaired, with impairment measured by reference to the borrowers' collateral values and cash flows. The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. At December 31, 2007 and 2006, the allowance for loan losses totaled $2.1 million. The allowance for loan losses as a percentage of loans was 1.1% and 1.0% as of December 31, 2007 and 2006, respectively. The provision for loan losses exceeded net charge-offs by $12,000 and $110,000 in 2007 and 2006, respectively.

     Table 9 shows a summary of the Company's loan loss experience:

TABLE 9.  ALLOWANCE FOR LOAN LOSSES

                                              2007       2006       2005       2004        2003
                                            --------   --------   --------   --------   ---------
                                                                  In thousands
Loans outstanding at end of year            $204,540   $206,127   $181,832   $156,452    $146,035
                                            ========   ========   ========   ========    ========
Daily average balance of loans and leases   $204,045   $194,712   $170,158   $152,984    $136,658
                                            ========   ========   ========   ========    ========
Balance of allowance for loan losses
   at beginning of year                     $  2,132   $  2,022   $  1,807   $  1,608    $  1,484
                                            --------   --------   --------   --------    --------
Loans charged off:
   Commercial, financial and agricultural   $     --   $     20   $     --   $     41    $      7
   Real estate - mortgage                         20         --         --         --          --
   Consumer                                      320        298        306        311         262
                                            --------   --------   --------   --------    --------
   Total loans charged off                  $    340   $    318   $    306   $    352    $    269
                                            --------   --------   --------   --------    --------
Recoveries:
   Commercial, financial and agricultural   $      5   $     --   $      2   $      5    $      2
   Consumer                                      178        152        167        153          79
                                            --------   --------   --------   --------    --------
   Total recoveries                         $    183   $    152   $    169   $    158    $     81
                                            --------   --------   --------   --------    --------
   Net charge-offs                          $    157   $    166   $    137   $    194    $    188
                                            --------   --------   --------   --------    --------
Provision charged to expense                $    169   $    276   $    352   $    393    $    312
                                            --------   --------   --------   --------    --------
Balance, end of year                        $  2,144   $  2,132   $  2,022   $  1,807    $  1,608
                                            ========   ========   ========   ========    ========
SELECTED ASSET QUALITY RATIOS:
Net charge-offs to average loans                0.08%      0.09%      0.08%      0.13%       0.14%
Allowance for loan losses to loans
   outstanding at end of year                   1.05%      1.03%      1.11%      1.15%       1.10%
Non-performing assets (1) to total assets       0.73%      0.15%      0.31%      0.16%       0.19%
Non-accrual loans to total loans                0.54%      0.20%      0.43%      0.24%       0.24%

(1) Includes accruing loans past due 90 days or more, impaired loans and other real estate owned

     Table 10 summarizes the allocation of the allowance for loan losses by loan type:

TABLE 10.  HISTORICAL ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                   DECEMBER 31,
                        -------------------------------------------------------------------------------------------------
                               2007                2006                2005                2004                2003
                        -----------------   -----------------   -----------------   -----------------   -----------------
                                   % OF                % OF                % OF                % OF                % OF
                                 LOANS IN            LOANS IN            LOANS IN            LOANS IN            LOANS IN
                                   EACH                EACH                EACH                EACH                EACH
                        AMOUNT   CATEGORY   AMOUNT   CATEGORY   AMOUNT   CATEGORY   AMOUNT   CATEGORY   AMOUNT   CATEGORY
                        ------   --------   ------   --------   ------   --------   ------   --------   ------   --------
                                                                  In thousands

Commercial, financial
   and agriculture      $  886      22%     $1,231      22%     $1,056      21%     $  810     20%      $  782      21%
Real estate-
   construction and
   mortgages               479      69         508      70         528      69         467      69         401      67
Consumer, leasing
   and other               244       8         225       8         303      10         323      11         274      12
Impaired loans             255       1          --      --          --      --          --      --          --      --
Unallocated                280     N/A         168     N/A         135     N/A         207     N/A         151     N/A
                        ------     ---      ------     ---      ------     ---      ------     ---      ------     ---
      Total             $2,144     100%     $2,132     100%     $2,022     100%     $1,807     100%     $1,608     100%
                        ======     ===      ======     ===      ======     ===      ======     ===      ======     ===

     The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. In 2007, 2006 and 2005, the provision totaled $169,000, $276,000 and $352,000, respectively. Although, past due and nonaccrual loans have increased, they continue to be minimal and loan quality remains good. Also, net charge offs as a percentage of average loans decreased slightly from .09% in 2006 to .08% in 2007. The reduction of the Bank's loan portfolio along with the reasons stated above, caused management to decrease the provision for loan losses in 2007. In the latter part of 2007, management began to see an increase in loan delinquencies and therefore deemed $1.4 million of the loan portfolio impaired. The Bank's lending area also continues to show signs of a slowdown in the housing market. At the end of 2007, there was an announced closing of another large manufacturing plant within the bank's lending area. This closing along with the general slowdown in the markets has caused an increase in delinquencies. Management anticipates this trend continuing into 2008, therefore, plans to increase the provision for loan losses. In addition, federal and state regulators may require additional reserves as a result of their examination of the Bank. The allowance for loan losses reflects what management currently believes is an adequate level of allowance, although there can be no assurance that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD

     The Bank's securities portfolio consists of available for sale securities and restricted investments. Classifying the securities portfolio as available for sale provides management with increased ability to manage the balance sheet structure and address asset/liability management issues when needed. The fair value of the investment portfolio has increased $16.0 million to $68.6 million at December 31, 2007 from December 31, 2006.

     The composition of the portfolio continues to reflect the Bank's conservative philosophy which places greater importance on safety and liquidity than on yield. At December 31, 2007, approximately 45.4% of the portfolio is comprised of U.S. Government agencies and corporations, 34.1% in mortgage backed securities and collateralized mortgage obligations, 16.7% in state and municipal securities and 3.8% in restricted investments. As loan demand has slowed, the percentage of the investment portfolio in mortgage backed securities and collateralized mortgage obligations has increased significantly from 16.2% at December 31, 2006 to 34.1% at December 31, 2007. The term to maturity is limited to seven years for Treasury and Agency bonds and 10 years for Municipal bonds. Typically, investments in Agency bonds contain a call feature. These bonds generally have a somewhat higher yield. The average term to maturity of the portfolio as of December 31, 2007 was 4.5 years.

     Table 11 sets forth the carrying amount of investment securities as of the dates shown:

TABLE 11.  INVESTMENT SECURITIES

                                                       DECEMBER 31
                                               ---------------------------
                                                 2007      2006      2005
                                               -------   -------   -------
                                                      In thousands
Available for sale:
   U.S. Government agencies and corporations   $31,170   $30,347   $34,235
   State and municipal securities               11,477    12,020    12,415
   Mortgage-backed securities                   14,139     7,104     8,544
   Collateralized mortgage obligations           9,231     1,402        --
Restricted securities                            2,624     1,753     1,809
                                               -------   -------   -------
      Total                                    $68,641   $52,626   $57,003
                                               =======   =======   =======

     The Bank generally participates in the overnight federal funds sold market. Depending upon specific investing or funding strategies and/or normal fluctuations in loan and deposit balances, the Bank may need, on occasion, to purchase funds on an overnight basis. The average balance in federal funds sold increased from $27,000 in 2006 to $701,000 in 2007. The increased federal funds sold average balance is a direct result of the Bank reducing it's borrowings in the first half of 2007 from the excess of deposit growth over loan growth.

     See Note 3: Securities in the Notes to Consolidated Financial Statements for a comprehensive analysis of the securities portfolio.

DEPOSITS AND OTHER FUNDING SOURCES

     Total deposits were $226.6 million at December 31, 2007, a decrease of $6.4 million or 2.8% over deposits at December 31, 2006. A significant factor in the decrease of the Bank's interest-bearing demand deposits was the Bank's unsuccessful bid during the second quarter of 2007 to retain a large public fund deposit relationship. This deposit relationship carried a balance of $14.6 million at December 31, 2006. An additional factor in the decrease in all demand deposit and savings accounts is caused by the continuing shift by customers of their deposits from lower yielding accounts to higher yielding certificates of deposits. In turn, this shift in deposits along with the competitive rates the Bank has continued to offer on its certificates of deposit during 2007, have led to an increase in the Bank's certificates of deposit.

     In our Washington County, Maryland market area, there have been a number of bank mergers and CNB continues to benefit from these mergers with the increased volume of new deposit accounts. The Bank's Washington County, Maryland branch has grown $3.9 million in deposits since December 31, 2006.

     Average deposits showed a $7.4 million increase, or 3.2% growth, to $235.3 million in 2007. Deposits at the Hedgesville branch totaled $20.1 million at December 31, 2007, an increase of $307,000 over December 31, 2006. Deposits at the Martinsburg branch totaled $8.6 million at December 31, 2007, a decrease of $15.2 million over December 31, 2006, which is the direct result of a decrease of $14.6 million in the balances of the large public fund deposit account. Deposits at the Spring Mills branch totaled $7.1 million at December 31, 2007, an increase of $1.1 million over December 31, 2006.

     The Bank has continued to experience a change in the deposit account mix during 2007. Noninterest-bearing deposits decreased only slightly by $61,000 or ..1%, during 2007. At December 31, 2007, noninterest-bearing deposits represented 18.8% of total deposits, compared to 18.3% for 2006. Average noninterest-bearing deposits decreased 2.8% from $43.8 million in 2006 to $42.6 million in 2007. The decline in noninterest-bearing deposits is attributable to a substantial decrease in the third quarter of 2007 offset by increases in every other quarter during 2007. This decrease was a result of several large business customers experiencing cash flow decreases.

     Interest-bearing deposits decreased by $6.4 million or 3.4% to $184.0 million at December 31, 2007. Interest-bearing checking deposits decreased by $17.3 million in 2007, while, the average interest-bearing checking deposits decreased only $8.8 million. Included in this category are NOW accounts and Money Market accounts. The Bank's deposit runoff is primarily due to the loss of deposit relationship of one large public fund depositor. The lower average balance in deposits is due to the loss of the deposit relationship of the large public fund depositor which happened in the third quarter of 2007. While the average savings deposits decreased $5.3 million or 17.2% to $25.3 million in 2007, actual savings accounts decreased $4.1 million at December 31, 2007 to $23.5 million. The decreases in the average savings deposits and the actual savings deposits are due to the consistent runoff of savings accounts throughout the year of 2007 due to depositors investing in certificates of deposit carrying attractive rates and also depositors experiencing decreased personal cash flow.

     The Bank's largest source of interest-bearing funds is certificates of deposit. These accounts totaled $125.2 million at December 31, 2007, an increase of $15.0 million or 13.6%. This substantial increase is primarily due to customers shifting their deposit dollars from interest bearing checking and savings accounts to higher interest bearing certificates of deposit. The increase in the Bank's certificates of deposit accounts is attributable to increases the first three quarters of 2007 offset by a decrease in the last quarter of 2007. During the last quarter of 2007, the Bank experienced a slight runoff in these accounts due to the competition offering more attractive rates. The average time deposits increased $22.7 million or 22.7% to $122.6 million in 2007. The difference between the increases in average time deposits and actual time deposits is due to the runoff in certificates of deposit which took place in the fourth quarter of 2007. The Bank featured one certificate of deposit throughout 2007 and in the last quarter of 2007 there was an additional focus on short term certificates of deposit with 91 day and 6 month terms. The featured certificate of deposit throughout 2007 was the 14 month nonrenewable Certificate of Deposit. Although no deposits may be made to this CD, this CD offered attractive rates and became the certificate of choice for bank customers.

     Table 12 is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2007:

TABLE 12. MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

                             AMOUNT    PERCENT
                            --------   -------
                               In thousands
Three months or less        $ 12,553    28.2%
Three through six months       6,649    15.0
Six through twelve months     11,043    24.8
Over twelve months            14,249    32.0
                            --------   -----
   Total                    $ 44,494     100%
                            ========   =====

CONTRACTUAL OBLIGATIONS

     Table 13 shows the Bank's significant contractual obligations as of December 31, 2007:

TABLE 13. CONTRACTUAL OBLIGATIONS

                             PAYMENTS DUE BY PERIOD

                                                           LESS THAN                            MORE THAN
                                                 TOTAL       1 YEAR    1-3 YEARS   4-5 YEARS     5 YEARS
                                              ----------   ---------   ---------   ---------   ----------
Purchase obligations                          $   16,977   $16,977     $     --     $     --   $       --
Other long-term liabilities
   reflected on the registrant's
   balance sheet under GAAP
      Supplemental retirement liability (1)      137,349         --      41,563       52,500       43,286
      Pension liability                          917,414         --          --           --      917,414
      401k liability                              34,935     34,935          --           --           --
      Deferred compensation                      953,785      2,607       2,173           --      949,005
      Post retirement liability (1)              192,581     32,728      59,163       50,457       50,233
                                              ----------    -------    --------     --------   ----------
Total contractual obligations                 $2,253,041    $87,247    $102,899     $102,957   $1,959,938
                                              ==========    =======    ========     ========   ==========

(1) These amounts represent the net present value of cash flow payments at December 31, 2007.

CAPITAL RESOURCES

     The Bank remains well capitalized. Total shareholders' equity at December 31, 2007 of $22.8 million represents 7.9% of total assets. This compares to $20.3 million or 7.4% at December 31, 2006. Included in capital at December 31, 2006 is $10,000 of unrealized losses on available for sale securities and $738,000 unrecognized pension costs, both net of deferred income taxes. At December 31, 2006, the Bank had unrealized losses on available for sale securities of $655,000 and $1.1 million unrecognized pension costs, both net of deferred income taxes. Such unrealized gains and losses on the investment portfolio are recorded net of related deferred taxes and are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact will result, however, unless the securities are actually sold.

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

RETURN ON EQUITY AND ASSETS

     Table 14 shows consolidated operating and capital ratios for the periods indicated:

TABLE 14. OPERATING AND CAPITAL RATIOS

                                         YEARS ENDED DECEMBER 31,
                                         ------------------------
                                               2007    2006
                                              -----   -----
Return on average assets                        .90%    .92%
Return on average equity                      11.88   12.46
Dividend payout ratio                         30.76   28.57
Average equity to average assets ratio         7.55    7.35

LIQUIDITY AND INTEREST RATE SENSITIVITY

     The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold. At December 31, 2007, these sources totaled $66.0 million, or 22.7% of total assets. In addition, liquidity may be generated through loan repayments, over $9.5 million of available borrowing arrangements with correspondent banks and available collateralized borrowings from the Federal Home Loan Bank. At December 31, 2007, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $3.0 million of cash from operations in 2007, which compares to $3.6 million in 2006 and $4.1 million in 2005. Additional cash of $11.6 million, $13.8 million and $19.9 million was generated through net financing activities in 2007, 2006 and 2005, respectively. These proceeds along with proceeds from the sales and maturities of investment securities were used to fund loans and purchase securities during each year. Net cash used in investing activities totaled $14.1 million in 2007 compared to $20.1 million in 2006 and $24.0 million in 2005. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

     The objective of the Bank's interest rate sensitivity management program, also known as asset/liability management, is to maximize net interest income while minimizing the risk of adverse effects from changing interest rates. This is done by controlling the mix and maturities of interest-sensitive assets and liabilities. The Bank has established an asset/liability committee for this purpose. Daily management of the Bank's sensitivity of earnings to changes in interest rates within the Bank's policy guidelines are monitored by using a combination of off-balance sheet and on-balance sheet financial instruments. The Bank's Chief Executive Officer, Chief Lending Officer, Chief Financial Officer and the Chief Operations Officer monitor day to day deposit flows, lending requirements and the competitive environment. Rate changes occur within policy guidelines if necessary to minimize adverse effects. Also, the Bank's policy is intended to ensure that the Bank measures a range of rate scenarios and patterns of rate movements that are reasonably possible.

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

TABLE 15. INTEREST SENSITIVITY ANALYSIS

                                                                      DECEMBER 31, 2007
                                                                 INTEREST SENSITIVITY PERIOD
                                          -------------------------------------------------------------------------
                                            2008       2009      2010       2011      2012    THEREAFTER     TOTAL    FAIR VALUE
                                          --------   -------   -------    -------   -------    -------     --------   ----------
                                                                               In thousands
Rate sensitive assets
Loans, net of unearned interest           $ 86,138   $19,775   $19,906    $13,302   $13,785    $49,607     $202,513    $204,293
   Average interest rate                      7.18%     6.99%     7.01%      7.25%     7.23%      6.97%        7.12%
Securities                                  22,317     3,954     4,268      5,005     5,021     25,452       66,017      66,017
   Average interest rate                      5.22%     5.35%     5.29%      5.23%     5.15%      5.48%        5.32%
                                          --------   -------   -------    -------   -------    -------     --------
   Total interest sensitive assets        $108,455   $23,729   $24,174    $18,307   $18,806    $75,059     $268,530
                                          ========   =======   =======    =======   =======    =======     ========
Interest sensitive liabilities
Non-interest-bearing deposits             $  4,269   $ 4,269   $ 4,269    $ 4,269   $ 4,269    $21,345       42,691    $ 42,691
   Average interest rate                        --%       --%       --%        --%       --%        --%          --%
Savings and interest-bearing checking        5,874     5,874     5,874      5,874     5,874     29,370       58,741      58,741
   Average interest rate                      0.42%     0.42%     0.42%     0.42%     0.42%       0.42%        0.42%
Time deposits                               79,884    12,306    21,446      6,066     5,511         --      125,213     131,298
   Average interest rate                      4.84%     4.07%     4.40%      4.47%     4.62%        --%        4.65%
                                          --------   -------   -------    -------   -------    -------     --------
   Total interest sensitive liabilities   $ 90,027   $22,449   $31,589    $16,209   $15,654    $50,715     $226,644
                                          ========   =======   =======    =======   =======    =======     ========
GAP                                       $ 18,428   $ 1,280   $(7,415)   $ 2,098   $ 3,152    $24,344
Cumulative GAP                            $ 18,428   $19,708   $12,293    $14,390   $17,542    $41,886

GAP to sensitive assets ratio                 6.86%     0.48%    (2.76)%     0.78%     1.17%      9.07%
Cumulative GAP to sensitive
   assets ratio                               6.86%     7.34%     4.58%      5.36%     6.53%     15.60%
GAP to total assets ratio                     6.35%     0.44%    (2.55)%     0.72%     1.09%      8.38%
Cumulative GAP to total assets ratio          6.35%     6.79%     4.23%      4.96%     6.04%     14.42%

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

     A comparison of the carrying value of the Bank's financial instruments to their estimated fair value as of December 31, 2007 and December 31, 2006 is disclosed in Note 22 of the Notes to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Interest Rate Sensitivity" in Item 7 hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

CNB Financial Services, Inc. and Subsidiary
Management's Report on Internal Control....................................   35
Independent Registered Public Accounting Firm Report.......................   36
Consolidated Balance Sheets................................................   37
Consolidated Statements of Income..........................................   38
Consolidated Statements of Stockholders' Equity............................   39
Consolidated Statements of Cash Flows......................................   40
Notes to Consolidated Financial Statements.................................   41

                     MANAGEMENT'S REPORT ON INTERNAL CONTROL

To Our Shareholders
CNB Financial Services, Inc.
Berkeley Springs, West Virginia

          The management of CNB Financial Services, Inc. (CNB) and its wholly-owned subsidiary has the responsibility for establishing and maintaining an adequate internal control structure and procedures for financial reporting. Management maintains a comprehensive system of internal control to provide reasonable assurance of the proper authorization of transactions, the safeguarding of assets and the reliability of the financial records. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. CNB and its wholly-owned subsidiary maintain an internal auditing program, under the supervision of the Audit Committee of the Board of Directors, which independently assesses the effectiveness of the system of internal control and recommends possible improvements.

          Under the supervision and with the participation of the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, the Corporation has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007, using the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Corporation and its consolidated subsidiaries is made known to them by others within those entities. The Chief Executive Officer and the Chief Financial Officer believe that at December 31, 2007, CNB Financial Services, Inc. and its wholly-owned subsidiary maintained an effective system of internal control over financial reporting.

          This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.


/s/ Thomas F. Rokisky                   /s/ Rebecca S. Stotler

Thomas F. Rokisky                       Rebecca S. Stotler
President and Chief Executive Officer   Sr. Vice President and Chief Financial
                                        Officer

February 25, 2008

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
CNB Financial Services, Inc.
Berkeley Springs, West Virginia

          We have audited the accompanying consolidated statements of financial condition of CNB Financial Services, Inc. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of CNB Financial Services, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. CNB Financial Services, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Financial Services, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

          As described in Notes 1 and 11 to the financial statements, CNB Financial Services, Inc. changed its method of accounting for its pension plan in 2006 as required by the provisions of Statement of Financial Accounting Standard No. 158.


                                        /s/ SMITH ELLIOTT KEARNS & COMPANY, LLC

Hagerstown, Maryland
February 25, 2008

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2007 AND 2006

                                                                       2007           2006
                                                                   ------------   ------------
ASSETS
   Cash and due from banks                                         $  7,791,093   $  7,358,773
   Federal funds sold                                                        --          9,000
   Securities available for sale
      (at approximate market value)                                  66,017,231     50,873,335
   Federal Home Loan Bank stock, at cost                              2,623,600      1,753,000
   Loans and leases receivable, net                                 202,668,845    204,318,993
   Accrued interest receivable                                        1,406,804      1,354,041
   Foreclosed real estate (held for sale), net                          150,845             --
   Premises and equipment, net                                        6,111,273      6,327,294
   Deferred income taxes                                                927,843      1,482,166
   Cash surrender value of life insurance                             1,491,093      1,394,521
   Intangible assets                                                    385,661        497,178
   Other assets                                                         841,156        700,240
                                                                   ------------   ------------
      TOTAL ASSETS                                                 $290,415,444   $276,068,541
                                                                   ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits:
      Demand                                                       $ 42,690,898   $ 42,751,409
      Interest-bearing demand                                        35,278,551     52,549,478
      Savings                                                        23,462,625     27,548,990
      Time, $100,000 and over                                        44,493,979     37,760,199
      Other time                                                     80,718,661     72,472,664
                                                                   ------------   ------------
                                                                   $226,644,714   $233,082,740
   Accrued interest payable                                           1,281,166      1,071,990
   FHLB borrowings                                                   37,500,000     18,500,000
   Accrued expenses and other liabilities                             2,168,119      3,091,549
                                                                   ------------   ------------
      TOTAL LIABILITIES                                            $267,593,999   $255,746,279
                                                                   ------------   ------------

SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000 shares
      authorized; 458,048 shares issued at December 31, 2007 and
      December 31, 2006 and 454,949 and 458,048 outstanding at
      December 31, 2007 and December 31, 2006                      $    458,048   $    458,048
   Capital surplus                                                    4,163,592      4,163,592
   Retained earnings                                                 19,155,244     17,421,402
   Accumulated other comprehensive income (loss)                       (747,806)    (1,720,780)
                                                                   ------------   ------------
                                                                   $ 23,029,078   $ 20,322,262
   Less treasury stock, at cost, 3,099 shares in 2007                  (207,633)            --
                                                                   ------------   ------------
      TOTAL SHAREHOLDERS' EQUITY                                   $ 22,821,445   $ 20,322,262
                                                                   ------------   ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $290,415,444   $276,068,541
                                                                   ============   ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

                                                           2007          2006          2005
                                                       -----------   -----------   -----------
INTEREST INCOME
   Interest and fees on loans                          $14,585,845   $13,481,504   $11,110,517
   Interest and dividends on securities:
      U.S. Government agencies and
         corporations                                    1,372,612     1,560,210     1,489,230
      Mortgage backed securities                           708,398       441,166       358,302
      State and political subdivisions                     398,255       403,097       417,242
      Dividend income                                       93,883        81,663        40,212
   Interest on FHLB deposits                                 5,489        20,396         3,988
   Interest on federal funds sold                           36,921         1,317           797
                                                       -----------   -----------   -----------
                                                       $17,201,403   $15,989,353   $13,420,288
                                                       -----------   -----------   -----------
INTEREST EXPENSE
   Interest on interest bearing demand,
      savings and time deposits                        $ 6,809,967   $ 5,290,613   $ 3,551,774
   Interest on FHLB borrowings                             915,241       978,243       298,287
                                                       -----------   -----------   -----------
                                                       $ 7,725,208   $ 6,268,856   $ 3,850,061
                                                       -----------   -----------   -----------
         NET INTEREST INCOME                           $ 9,476,195   $ 9,720,497   $ 9,570,227
PROVISION FOR LOAN LOSSES                                  168,999       275,500       352,000
                                                       -----------   -----------   -----------
         NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES                  $ 9,307,196   $ 9,444,997   $ 9,218,227
                                                       -----------   -----------   -----------
NONINTEREST INCOME
   Service charges on deposit accounts                 $ 1,389,868   $ 1,273,409   $ 1,227,521
   Other service charges and fees                          541,753       470,101       391,099
   Trust fee income                                        242,831       199,348       174,900
   Insurance income                                             --            --       142,523
   Other operating income                                  129,322        61,360        59,224
   Net gain on sales of loans                               86,871            --            --
   Income from title company                                12,023        20,668        27,924
                                                       -----------   -----------   -----------
                                                       $ 2,402,668   $ 2,024,886   $ 2,023,191
                                                       -----------   -----------   -----------
NONINTEREST EXPENSES
   Salaries                                            $ 3,080,315   $ 3,065,040   $ 3,061,375
   Employee benefits                                     1,241,633     1,258,295     1,092,788
   Occupancy of premises                                   521,962       509,945       436,247
   Furniture and equipment expense                         850,208       812,216       891,768
   Other operating expenses                              2,318,236     2,114,276     2,059,080
   Net (gain) loss on disposal of fixed assets                (225)       19,756            --
   Net loss on sale of securities                            2,688        37,271        16,165
                                                       -----------   -----------   -----------
                                                       $ 8,014,817   $ 7,816,799   $ 7,557,423
                                                       -----------   -----------   -----------
         INCOME BEFORE INCOME TAXES                    $ 3,695,047   $ 3,653,084   $ 3,683,995
PROVISION FOR INCOME TAXES                               1,190,791     1,263,126     1,238,416
                                                       -----------   -----------   -----------
         INCOME FROM CONTINUING OPERATIONS             $ 2,504,256   $ 2,389,958   $ 2,445,579
                                                       -----------   -----------   -----------
            NET RESULTS FROM DISCONTINUED OPERATIONS
               OF CNB INSURANCE SERVICES, INC
               BEFORE INCOME TAXES                     $        --   $   124,157   $        --
PROVISION FOR INCOME TAXES                             $        --   $    45,453   $        --
                                                       -----------   -----------   -----------
            NET RESULTS OF DISCONTINUED OPERATIONS     $        --   $    78,704   $        --
                                                       -----------   -----------   -----------
            NET INCOME                                 $ 2,504,256   $ 2,468,662   $ 2,445,579
                                                       ===========   ===========   ===========
BASIC EARNINGS PER SHARE                               $      5.48   $      5.39   $      5.34
                                                       ===========   ===========   ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

                                                                                                      ACCUMULATED
                                                                                                         OTHER           TOTAL
                                                   COMMON      TREASURY     CAPITAL      RETAINED    COMPREHENSIVE   SHAREHOLDERS'
                                                    STOCK       STOCK       SURPLUS      EARNINGS    INCOME (LOSS)        EQUITY
                                                 ----------   ---------   ----------   -----------   -------------   ------------
BALANCE, DECEMBER 31, 2004                       $  458,048   $      --   $3,863,592   $14,172,144    $  (345,044)   $18,148,740
                                                                                                                     ------------
Comprehensive income:
   Net income for 2005                                   --                       --     2,445,579             --      2,445,579
   Transfer to capital surplus                           --          --      300,000      (300,000)            --             --
Change in unrealized gains
   (losses) on securities available
   for sale (net of tax of $432,965)                     --          --           --            --       (706,418)      (706,418)
Change in minimum pension liability
   adjustment (net of tax of $135,005)                   --          --           --            --       (220,271)      (220,271)
                                                                                                                     ------------
Total Comprehensive Income                                                                                             1,518,890
                                                                                                                     ------------
Cash dividends ($1.44 per share)                         --   $      --           --      (659,589)            --       (659,589)
                                                 ----------   ---------   ----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 2005                       $  458,048   $      --   $4,163,592   $15,658,134    $(1,271,733)   $19,008,041
                                                                                                                     ------------
Comprehensive income:
   Net income for 2006                                   --                       --     2,468,662             --      2,468,662
Change in unrealized gains                                           --
   (losses) on securities available
   for sale (net of tax of $61,559)                      --                       --            --        100,439        100,439
Change in minimum pension liability                                  --
   adjustment (net of tax of $46,688)                    --                       --            --         76,175         76,175
                                                                                                                     ------------
Total Comprehensive Income                                                                                             2,645,276
                                                                                                                     ------------
Adjustment to initially apply FASB
   Statement No. 158, (net of tax of $383,469)           --          --           --            --       (625,661)      (625,661)
Cash dividends ($1.54 per share)                         --          --           --      (705,394)            --       (705,394)
                                                 ----------   ---------   ----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 2006                       $  458,048   $      --   $4,163,592   $17,421,402    $(1,720,780)   $20,322,262
                                                                                                                     ------------
Comprehensive income:
   Net income for 2007                                   --          --           --     2,504,256             --      2,504,256
Change in unrealized gains
   (losses) on securities available
   for sale (net of tax of $395,359)                     --          --           --            --        645,060        645,060
Change in unfunded pension liability
   (net of tax of $200,979)                              --          --           --            --        327,914        327,914
                                                                                                                     ------------
Total Comprehensive Income                                                                                             3,477,230
                                                                                                                     ------------
Acquisition of treasury stock, at cost,
   3,099 shares                                          --    (207,633)          --            --             --       (207,633)
Cash dividends ($1.69 per share)                         --          --           --      (770,414)            --       (770,414)
                                                 ----------   ---------   ----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 2007                       $  458,048   $(207,633)  $4,163,592   $19,155,244    $  (747,806)   $22,821,445
                                                 ==========   =========   ==========   ===========    ===========    ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                  CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

                                                                          2007           2006           2005
                                                                      ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $  2,504,256   $  2,468,662   $  2,445,579
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                           691,278        709,304        833,406
   Provision for loan losses                                               168,999        275,500        352,000
   Deferred income taxes                                                   (42,015)       (47,349)       (79,401)
   Net loss on sale of securities                                            2,688         37,271         16,165
   (Gain) loss on disposal of fixed assets                                    (225)        19,756             --
   Net (gain) on loans sold                                                (86,871)            --             --
   Loans originated for sale                                            (5,314,950)            --             --
   Proceeds from loans sold                                              5,401,821             --             --
   (Gain) on sale of assets of CNB Insurance Services, Inc.                     --       (143,913)            --
   (Gain) on sale of stock                                                 (59,369)            --             --
   (Increase) in accrued interest receivable                               (52,763)      (123,264)      (188,204)
   (Increase) decrease in other assets                                     (86,477)      (131,488)       562,856
   Increase in accrued interest payable                                    209,176        460,478         67,961
   (Increase) in cash surrender value on life insurance in excess
      of premiums paid                                                     (38,138)       (56,009)       (51,946)
   Increase (decrease) in accrued expenses and other liabilities          (394,537)        58,413         31,265
   Amortization of deferred loan (fees) cost                                82,770         60,439         64,778
   Amortization (accretion) of premium and discount on investments          13,254         15,803         63,184
                                                                      ------------   ------------   ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                       $  2,998,897   $  3,603,603   $  4,117,643
                                                                      ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) decrease in loans                                      1,252,722    (24,447,542)   (25,704,586)
   Proceeds from sales of securities                                     3,796,972     12,218,693     37,026,097
   Proceeds from maturities, repayments and calls of securities          4,250,091      2,675,837      2,711,425
   Purchases of securities                                             (22,177,257)   (10,464,725)   (36,410,179)
   Purchases of Federal Home Loan Bank stock                            (2,598,500)    (6,356,000)    (6,909,700)
   Purchases of Federal Reserve Bank stock                                      --             --         (9,000)
   Redemptions of Federal Reserve Bank stock                                    --        138,650             --
   Redemptions of Federal Home Loan Bank stock                           1,727,900      6,272,900      6,409,600
   Purchases of premises, equipment and software                          (408,326)      (280,657)    (1,072,130)
   Proceeds from sales of premises and equipment                             1,270
   Net (increase) in real estate owned, net                                 (5,188)            --             --
   Proceeds from sale of assets of CNB Insurance Services, Inc.                 --        153,332             --
   Proceeds from sale of stock                                              59,369             --             --
   Investment in (return of capital from) title company                       (123)           332            575
   Net decrease in federal funds sold                                        9,000         29,000         53,000
   Premiums paid on life insurance                                         (58,434)       (58,822)       (58,822)
                                                                      ------------   ------------   ------------
      NET CASH (USED IN) INVESTING ACTIVITIES                         $(14,150,504)  $(20,119,002)  $(23,963,720)
                                                                      ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand and savings deposits             $(21,417,803)  $ (7,063,703)  $ 12,911,331
   Net increase (decrease) in time deposits                             14,979,777     20,858,017     (1,351,443)
   Net increase (decrease) in securities sold under repurchase
      agreement                                                                 --             --       (216,909)
   Net increase in FHLB borrowings                                      19,000,000        700,000      9,200,000
   Purchase of treasury stock                                             (207,633)            --             --
   Cash dividends paid                                                    (770,414)      (705,394)      (659,589)
                                                                      ------------   ------------   ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                       $ 11,583,927   $ 13,788,920   $ 19,883,390
                                                                      ------------   ------------   ------------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            $    432,320   $ (2,726,479)  $     37,313
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           7,358,773     10,085,252     10,047,939
                                                                      ------------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $  7,791,093   $  7,358,773   $ 10,085,252
                                                                      ============   ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid during the year:
      Interest                                                        $  7,516,032   $  5,808,377   $  3,782,100
      Income taxes                                                    $  1,165,500   $  1,386,500   $  1,362,725
   Net transfer to foreclosed real estate, held for sale from loans
      receivable                                                      $    145,657   $         --   $         --

The Notes to Consolidated Financial Statements are an integral part of these statements

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

     USE OF ESTIMATES:

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. CNB's most significant estimates are the allowance for loan losses, depreciable lives of fixed assets and actuarial assumptions used in determining pension expense and liability, liability for postretirement benefits, liability for deferred compensation and liability for current and deferred taxes.

     SECURITIES AND MORTGAGE-BACKED SECURITIES:

     Investments in equity securities that have readily determinable fair values and all investments in debt securities are classified and accounted for as follows:

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

     CNB classifies all investments as available for sale, except for stock in the Federal Home Loan Bank, which are restricted investments.

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

     IMPAIRED LOANS:

     Impaired loans are defined as those loans for which it is probable that contractual amounts due will not be received. Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, requires that the measurement of impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Larger groups of small-balance loans such as residential mortgage and installment loans that are considered to be part of homogeneous loan pools are aggregated for the purpose of measuring impairment, and therefore, are not subject to these statements. Management has established a dollar-value threshold for commercial loans. The larger commercial loans are evaluated for impairment. At December 31, 2007, there are nine loans considered to be impaired with an unguaranteed balance of $1.2 million. See Note 4: Loans and Leases Receivable in the Notes to Consolidated Financial Statements for additional discussion. No loans were considered to be impaired at December 31, 2006.

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

     LOANS HELD FOR SALE:

     Mortgage loans held for sale are recorded at the lower of cost or market value. Gains and losses realized from the sale of loans and adjustments to market value are included in non-interest income. Mortgage loans are sometimes sold to Taylor, Bean & Whitaker, the Federal Home Loan Mortgage Corporation (Freddie Mac), West Virginia Housing Development Fund, other secondary market investors and other commercial banks. Beginning in January 2007, all fixed rate residential mortgage loans were sold to secondary market investors. At December 31, 2007, the Bank had $672,000 in loans held for sale.

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

     LOAN SERVICING:

     The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans: product type, investor type, interest rate, term and geographic location. An analysis of the risk characteristics of CNB's loan servicing portfolio allows for all loans to be defined by one risk category. As of December 31, 2007 and 2006, there were no mortgage servicing assets or liabilities. See Note 5: Loan Servicing in the Notes to Consolidated Financial Statements for additional discussion.

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

     When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

     Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of income.

     At December 31, 2007, there was no liability for unrecognized tax benefits.

     PENSION PLAN:

     Pension plan costs are funded by annual contributions as required by applicable regulations.

     CASH AND CASH EQUIVALENTS:

     For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include all highly liquid debt instruments purchased with a maturity of three months or less except for federal funds sold. Those amounts are included in the balance sheet captions "Cash and Due From Banks." Included in "Cash and Due From Banks" are interest bearing deposits with FHLB in the amount of $25,282 and $3,118 at December 31, 2007 and 2006, respectively.

     EARNINGS AND DIVIDENDS PER SHARE:

     Basic earnings and dividends per share are computed on the basis of the weighted average number of 457,274 shares of common stock outstanding in 2007 and 458,048 shares of common stock outstanding in 2006 and 2005.

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

     FORECLOSED REAL ESTATE:

     Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate. The historical average holding period for such properties is twelve to eighteen months. At December 31, 2007, CNB owns one property acquired through loan foreclosure with a carrying value of $150,845.

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

     ADVERTISING COSTS:

     The Company expenses advertising costs in the period in which they are incurred. Advertising costs amounted to $205,444, $173,792 and $161,180 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

     The components of the change in "other comprehensive income" were as follows:

                                                      2007         2006         2005
                                                   ----------   ---------   -----------
Additional pension liability adjustment
   arising during the year                         $  528,893   $(886,267)  $  (355,276)
Unrealized holding gains (losses) arising during
   the year on securities available for sale        1,037,731     124,727    (1,155,548)
Reclassification adjustment for losses
   realized in net income on sale of securities         2,688      37,271        16,165
                                                   ----------   ---------   -----------
Net change in accumulated other comprehensive
   income before taxes                             $1,569,312   $(724,269)  $(1,494,659)
Tax effect                                           (596,338)    275,222       567,970
                                                   ----------   ---------   -----------
Net change                                         $  972,974   $(449,047)  $  (926,689)
                                                   ==========   =========   ===========

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

          3. Permits an entity with a separately recognized servicing asset or servicing liability to choose either of the following methods for subsequent measurement:

                    a.   Amortization Method

                    b.   Fair Value Method

     The new Standard was effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption permitted. This standard has no material impact on CNB.

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

     In September 2006, the Emerging Issues Task Force of the FASB (EITF) issued EITF 06-04. This pronouncement affects the recording of post retirement costs of insurance of bank owned life insurance policies in instances where the Company has promised a continuation of life insurance coverage to persons post retirement. EITF 06-04 requires that a liability equal to the present value of the cost of post retirement insurance be recorded during the insured employees' term of service. The terms of this pronouncement require the initial recording of this liability with a corresponding adjustment to retained earnings to reflect the implementation of the pronouncement. This EITF becomes effective for fiscal years beginning after December 15, 2007. CNB is currently evaluating the potential impact, if any, of the adoption of EITF 06-04 on their consolidated financial condition, results of operations and cash flows.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." The fair value option established by this SFAS permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This SFAS is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the fiscal year that begins before November 15, 2007 provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements." CNB elected not to early adopt SFAS No. 159 or 157. CNB has no current plans to exercise the fair value option for any eligible items under SFAS No. 159.

     In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 109, "Written Loan Commitments Recorded at Fair Value Through Earnings." SAB 109 expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. This SAB supersedes SAB 105 and expresses the current view of the staff that, consistent with the guidance in SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicted that the staff believed that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. This SAB retains that staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings.

     The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 is not expected to have a material impact on CNB's financial statements.

     In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 110, "Share Based Payment." SAB 110 expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment." SAB 110 is effective January 1, 2008. The adoption of SAB 110 is not expected to have a material impact on CNB's financial statements.

     In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." This statement replaces SFAS No. 141, "Business Combinations." This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This SFAS applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date of this Statement is the same as that of the related Statement No. 160. An entity may not apply it before that date. CNB is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on their consolidated financial position, results of operations and cash flows.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements." This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This SFAS is effective for fiscal years beginning after December 15, 2008. The effective date of this Statement is the same as that of the related statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Earlier adoption is prohibited. CNB is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on their consolidated financial position, results of operations and cash flows.

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

     The following represents the limited liability company's financial information:

                   MORGAN COUNTY TITLE INSURANCE AGENCY, LLC
                        STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)
                           DECEMBER 31, 2007 AND 2006

                               2007     2006
                              ------   ------
ASSETS
   Cash                       $3,684   $3,415
                              ------   ------
      TOTAL ASSETS            $3,684   $3,415
                              ======   ======
MEMBERS' EQUITY               $3,684   $3,415
                              ------   ------
      TOTAL MEMBERS' EQUITY   $3,684   $3,415
                              ======   ======

                   MORGAN COUNTY TITLE INSURANCE AGENCY, LLC
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

                             2007      2006       2005
                           -------   --------   --------
INCOME
   Insurance commissions   $65,653   $101,084   $122,148
                           -------   --------   --------
      TOTAL INCOME         $65,653   $101,084   $122,148
                           -------   --------   --------
EXPENSES
   Management fees         $26,776   $ 32,300   $ 37,500
   Other expenses            2,908      6,725        874
                           -------   --------   --------
      TOTAL EXPENSES       $29,684   $ 39,025   $ 38,374
                           -------   --------   --------
      NET INCOME           $35,969   $ 62,059   $ 83,774
                           =======   ========   ========

                    MORGAN COUNTY TITLE INSURANCE AGENCY, LLC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

                                                    2007       2006       2005
                                                  --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $ 35,969   $ 62,059   $ 83,774
                                                  --------   --------   --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES   $ 35,969   $ 62,059   $ 83,774
                                                  --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Profit and capital distributed                 $(35,700)  $(63,000)  $(85,500)
                                                  --------   --------   --------
      NET CASH (USED IN) FINANCING ACTIVITIES     $(35,700)  $(63,000)  $(85,500)
                                                  --------   --------   --------
      NET INCREASE IN CASH AND CASH EQUIVALENTS   $    269   $   (941)  $ (1,726)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       3,415      4,356      6,082
                                                  --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR          $  3,684   $  3,415   $  4,356
                                                  ========   ========   ========

NOTE 3. SECURITIES

     The amortized cost and estimated market value of debt securities at December 31, 2007 and 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Securities are summarized as follows:

                                                                  2007                           WEIGHTED
                                          ---------------------------------------------------     AVERAGE
                                                           GROSS        GROSS      ESTIMATED        TAX
                                           AMORTIZED    UNREALIZED   UNREALIZED       FAIR      EQUIVALENT
                                              COST         GAINS       LOSSES        VALUE         YIELD
                                          -----------   ----------   ----------   -----------   ----------
Available for sale:
   U.S. Government agencies
      and corporations
      Within one year                     $13,892,949    $ 21,851     $  4,802    $13,909,998      4.58%
      After 1 but within 5 years           15,236,652      33,176       31,057     15,238,771      4.09
      After 5 but within 10 years           1,987,371      33,929           --      2,021,300      5.86
                                          -----------    --------     --------    -----------
                                          $31,116,972    $ 88,956     $ 35,859    $31,170,069      4.42%
                                          -----------    --------     --------    -----------
   States and political subdivisions
      Within one year                     $   551,482    $    311     $  1,711    $   550,082      2.85%
      After 1 but within 5 years            2,064,702      24,344       22,266      2,066,780      3.40
      After 5 but within 10 years           8,990,637       2,330      132,262      8,860,705      3.55
                                          -----------    --------     --------    -----------
                                          $11,606,821    $ 26,985     $156,239    $11,477,567      3.49%
                                          -----------    --------     --------    -----------
   Mortgage backed securities:
      Government issued or guaranteed     $14,149,889    $ 86,271     $ 97,135    $14,139,025      5.37%
                                          -----------    --------     --------    -----------
   Collateralized mortgage obligations:
      Government issued or guaranteed     $ 7,236,286    $ 80,871     $  7,907    $ 7,309,250      5.54%
      Privately issued                      1,923,882      12,116       14,677      1,921,321      5.92
                                          -----------    --------     --------    -----------
                                          $ 9,160,168    $ 92,987     $ 22,584    $ 9,230,571      5.62%
                                          -----------    --------     --------    -----------
Total securities available for sale       $66,033,850    $295,199     $311,817    $66,017,232      4.63%
                                          ===========    ========     ========    ===========
Restricted:
   Federal Home Loan Bank stock           $ 2,623,600    $     --     $     --    $ 2,623,600      6.00%
                                          ===========    ========     ========    ===========

                                                                  2006                           WEIGHTED
                                          ---------------------------------------------------     AVERAGE
                                                           GROSS        GROSS      ESTIMATED        TAX
                                           AMORTIZED    UNREALIZED   UNREALIZED       FAIR      EQUIVALENT
                                              COST         GAINS       LOSSES        VALUE         YIELD
                                          -----------   ----------   ----------   -----------   ----------
Available for sale:
   U.S. Government agencies
      and corporations
      After 1 but within 5 years          $24,562,491     $    --    $  634,791   $23,927,700      4.17%
      After 5 but within 10 years           6,486,929       2,059        69,338     6,419,650      5.06
                                          -----------     -------    ----------   -----------
                                          $31,049,420     $ 2,059    $  704,129   $30,347,350      4.35%
                                          -----------     -------    ----------   -----------
   States and political subdivisions
      Within one year                     $   840,774     $    --    $    4,922   $   835,852      2.78%
      After 1 but within 5 years            1,850,578       3,003        34,366     1,819,215      3.24
      After 5 but within 10 years           9,527,281          10       162,575     9,364,716      3.50
                                          -----------     -------    ----------   -----------
                                          $12,218,633     $ 3,013    $  201,863   $12,019,783      3.41%
                                          -----------     -------    ----------   -----------
   Mortgage backed securities:
      Government issued or guaranteed     $ 7,266,442     $    --    $  162,126   $ 7,104,316      4.86%
                                          -----------     -------    ----------   -----------
   Collateralized mortgage obligations:
      Government issued or guaranteed     $   283,693     $ 2,370    $       --   $   286,063      6.14%
      Privately issued                      1,112,183       4,471           831     1,115,823      5.53
                                          -----------     -------    ----------   -----------
                                          $ 1,395,876     $ 6,841    $      831   $ 1,401,886      5.65%
                                          -----------     -------    ----------   -----------
Total securities available for sale       $51,930,371     $11,913    $1,068,949   $50,873,335      4.24%
                                          ===========     =======    ==========   ===========
Restricted:
   Federal Home Loan Bank stock           $ 1,753,000     $    --    $       --   $ 1,753,000      5.25%
                                          ===========     =======    ==========   ===========

     The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $19,138,493 at December 31, 2007 and $37,066,060 at December 31, 2006.

     Proceeds from sales of securities available for sale (excluding maturities and calls) for the years ended December 31, 2007, 2006 and 2005 were $3,796,971, $12,218,693 and $37,026,097, respectively. Gross gains and
     (losses) of $5,537 and $(8,282) in 2007, $27,291 and $(65,000) in 2006, and
     $145,013 and $(161,178) in 2005 were realized on the respective sales. Gross gains of $57 during 2007 were realized on called securities.

     The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006, respectively.

                                                                            2007
                                       ------------------------------------------------------------------------------
                                         LESS THAN 12 MONTHS          12 MONTHS OR MORE                TOTAL
                                       ------------------------   ------------------------   ------------------------
                                           FAIR      UNREALIZED       FAIR      UNREALIZED       FAIR      UNREALIZED
DESCRIPTION OF SECURITIES                 VALUE        LOSSES        VALUE        LOSSES        VALUE        LOSSES
-------------------------              -----------   ----------   -----------   ----------   -----------   ----------
U.S. Government agencies
   and corporations                    $ 6,999,300     $   700    $12,876,348    $ 35,159    $19,875,648    $ 35,859
State and political subdivisions         2,067,956      24,596      8,102,090     131,643     10,170,046     156,239
Mortgage backed securities:
   Government issued or guaranteed         846,880           4      5,448,594      97,131      6,295,474      97,135
Collateralized mortgage obligations:
   Government issued or guaranteed       1,548,343       7,907             --          --      1,548,343       7,907
   Privately issued                        467,086      14,677             --          --        467,086      14,677
                                       -----------     --------   -----------    --------    -----------    --------
Total temporarily impaired
   securities                          $11,929,565     $ 47,884   $26,427,032    $263,933    $38,356,597    $311,817
                                       ===========     ========   ===========    ========    ===========    ========

                                                                            2006
                                       -----------------------------------------------------------------------------
                                         LESS THAN 12 MONTHS          12 MONTHS OR MORE                TOTAL
                                       -----------------------   ------------------------   ------------------------
                                          FAIR      UNREALIZED       FAIR      UNREALIZED       FAIR      UNREALIZED
DESCRIPTION OF SECURITIES                 VALUE       LOSSES        VALUE        LOSSES        VALUE        LOSSES
-------------------------              ----------   ----------   -----------   ----------   -----------   ----------
U.S. Government agencies
   and corporations                    $       --     $   --     $29,352,749   $  704,129   $29,352,749   $  704,129
State and political subdivisions          985,973      5,087      10,415,625      196,776    11,401,598      201,863
Mortgage backed securities:
   Government issued or guaranteed        702,014        750       6,402,302      161,376     7,104,316      162,126
Collateralized mortgage obligations:
   Privately issued                       533,727        831              --           --       533,727          831
                                       ----------     ------     -----------   ----------   -----------   ----------
Total temporarily impaired
   securities                          $2,221,714     $6,668     $46,170,676   $1,062,281   $48,392,390   $1,068,949
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

     At December 31, 2007, there were 87 available for sale securities that have unrealized losses with aggregate depreciation of .8% from their amortized cost basis. The unrealized losses relate principally to government obligations. In analyzing the issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. Since the securities are primarily government bonds or agency issues and management has the ability to hold the securities until maturity or until such a time that the market value has recovered the unrealized losses, management determined that no declines are deemed to be other-than-temporary.

NOTE 4. LOANS AND LEASES RECEIVABLE

     Major classifications of loans at December 31, 2007 and 2006 were as follows:

                                     2007           2006
                                 ------------   ------------
Loans:
   Real estate                   $143,012,227   $143,766,546
   Commercial real estate          37,587,676     36,966,855
   Consumer                        15,544,183     15,933,470
   Commercial                       8,179,019      9,172,160
   Overdrafts                         104,240        163,469
                                 ------------   ------------
                                 $204,427,345   $206,002,500
Leases                                112,838        123,733
                                 ------------   ------------
                                 $204,540,183   $206,126,233
Net deferred loan fees, costs,
   premiums and discounts             273,123        324,283
Allowance for loan losses          (2,144,461)    (2,131,523)
                                 ------------   ------------
                                 $202,668,845   $204,318,993
                                 ============   ============

     At December 31, 2007, approximately $84,163,000 or 46.6% of the real estate loans had fixed rates of interest and $96,437,000 or 53.4% had adjustable rates of interest.

     An analysis of the allowance for loan losses was as follows:

                                        2007         2006         2005
                                     ----------   ----------   ----------
Balance, beginning                   $2,131,523   $2,022,130   $1,807,449
   Provision charged to operations      168,999      275,500      352,000
   Recoveries                           183,281      151,513      168,413
   Loans charged off                   (339,342)    (317,620)    (305,732)
                                     ----------   ----------   ----------
Balance, ending                      $2,144,461   $2,131,523   $2,022,130
                                     ==========   ==========   ==========

     The following is a summary of information pertaining to impaired loans:

                                                   December 31,
                                                -----------------
                                                   2007      2006
                                                ----------   ----
                                                  (in thousands)
Impaired loans without a valuation allowance    $       --    $--
Impaired loans with a valuation allowance (1)    1,410,100     --
                                                ----------    ---
Total impaired loans                            $1,410,100    $--
                                                ==========    ===
Valuation allowance related to impaired loans   $  239,896    $--

(1) Some of these loans have government agency guarantees reducing the bank's exposure by $261,592.

                                                   Years Ended
                                                   December 31,
                                                -----------------
                                                   2007      2006
                                                ----------   ----
                                                  (in thousands)
Average investment in impaired loans             $705,050     $--
                                                 ========     ===
Interest income recognized on impaired loans     $ 85,185     $--
                                                 ========     ===
Interest income recognized on a cash basis on
   impaired loans                                $ 85,185     $--
                                                 ========     ===

     Loans are placed on nonaccrual status at the time the loan becomes 90 days past due, unless in management's judgment collectibility is assured. A summary of nonperforming loans and foreclosed assets is as follows:

                                                              DECEMBER 31,
                                                         ---------------------
                                                            2007        2006
                                                         ----------   --------
Foreclosed real estate (other real estate owned)         $  150,845   $     --
Impaired loans, not on nonaccrual                           847,852         --
Nonaccrual loans, impaired (1)                              562,248         --
Nonaccrual loans, not impaired                              551,904    402,014
Loans past due 90 days or more still accruing interest           --      4,942
                                                         ----------   --------
   Total non-performing assets                           $2,112,849   $406,956
                                                         ==========   ========

(1) Some of these loans have government agency guarantees reducing the bank's exposure by $261,592.

     The contractual amount of interest that would have been recorded on nonaccrual and impaired loans during 2007 and 2006 was $73,023 and $19,455, respectively. The amount of interest income that was recorded on nonaccrual and impaired loans during 2007 and 2006 was $116,070 and $19,549, respectively.

     The Bank is not committed to lend additional funds to debtors whose loans are nonperforming.

NOTE 5. LOAN SERVICING

     Mortgage loans serviced for others are not included in the accompanying financial statements. The unpaid principal balances of mortgage loans serviced for others were $3,587,661 and $3,610,043 at December 31, 2007 and 2006, respectively.

     Custodial balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $121,553 and $16,080 at December 31, 2007 and 2006, respectively.

     The Bank did not capitalize or have any amortization of mortgage servicing rights in 2007, 2006 or 2005. There were no assets or liabilities for mortgage servicing rights at December 31, 2007 or 2006.

NOTE 6. PREMISES AND EQUIPMENT

     Major classifications of premises and equipment at December 31 were as follows:

                                         2007         2006
                                      ----------   ----------
Land and land improvements            $2,077,658   $2,072,388
Banking house - Main                   1,516,466    1,504,751
Banking house - Valley Road branch       547,936      547,936
Banking house - Hedgesville branch       770,643      770,643
Banking house - Martinsburg branch       697,006      697,006
Banking house - Hancock branch           230,999      230,999
Banking house - Spring Mills branch      885,697      885,697
Bank owned automobiles                    41,657       41,657
Furniture, fixtures and equipment      3,096,484    2,889,032
                                      ----------   ----------
                                      $9,864,546   $9,640,109
   Less accumulated depreciation       3,753,273    3,312,815
                                      ----------   ----------
                                      $6,111,273   $6,327,294
                                      ==========   ==========

     Depreciation expense amounted to $514,141, $505,421 and $462,198 in 2007, 2006 and 2005, respectively.

     Computer software, net of accumulated amortization, included in the statement of financial condition caption "Other Assets" amounted to $145,274 and $101,733 at December 31, 2007 and 2006, respectively.
     Amortization expense on computer software amounted to $65,620, $89,887 and $253,744 in 2007, 2006 and 2005, respectively.

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

     Amortized intangible asset representing the $780,616 premium from the purchase of core deposit relationships as part of the Hancock branch acquisition has accumulated amortization of $394,955 and $283,438 at December 31, 2007 and 2006 respectively. This core deposit intangible asset from the Hancock branch acquisition is being amortized over seven years on a straight line basis.

     Amortization expense on intangible assets amounted to $111,516, $113,995 and $117,465 in 2007, 2006 and 2005, respectively.

     The estimated amortization expense for the next four succeeding years will be:

2008   $111,516
2009   $111,516
2010   $111,516
2011   $ 51,114

NOTE 8. TIME DEPOSITS

     At December 31, 2007, the scheduled maturities of time deposits are as follows:

         TIME DEPOSITS       ALL TIME
       $100,000 AND OVER     DEPOSITS
       -----------------   ------------
2008      $30,245,757        79,883,644
2009        4,508,704        12,306,065
2010        6,798,750        21,445,813
2011        1,331,867         6,066,156
2012        1,608,901         5,510,962
          -----------      ------------
          $44,493,978      $125,212,641
          ===========      ============

NOTE 9. FEDERAL HOME LOAN BANK BORROWINGS

                                         DECEMBER 31,
                                  -------------------------
                                      2007          2006
                                  -----------   -----------
Federal Home Loan Bank advances   $37,500,000   $18,500,000

     CNB Bank, Inc. is a member of the Federal Home Loan Bank of Pittsburgh ("FHLB") and, as such, can take advantage of the FHLB program for overnight and term advances at published daily rates. At December 31, 2007, the Bank has short term and long term advances with FHLB. FHLB short term advances mature within one year and carry an interest rate of 3.8% at December 31, 2007. The Bank has a two year convertible select long term loan with a one year lock out period carrying an interest rate of 3.77% at December 31, 2007. Under the terms of a blanket collateral agreement, term advances from the FHLB are collateralized by qualifying mortgages and U.S. Government agencies and mortgage-backed securities. In addition, all of the Bank's stock in the FHLB is pledged as collateral for such debt. Term advances available under this agreement are limited by available and qualifying collateral and the amount of FHLB stock held by the borrower.

                                          2007          2006
                                      -----------   -----------
Maximum balance outstanding
   at any month-end during the year   $37,500,000   $27,500,000
Average balance for the year           18,212,781    18,730,712
Weighted average rate for the year           4.97%         5.13%
Weighted average rate at year-end            3.80%         5.40%

NOTE 10. UNUSED LINES OF CREDIT

     The Bank entered into an open-ended unsecured line of credit with PNC for $5,000,000 for federal fund purchases. Funds issued under this agreement are at the PNC federal funds rate effective at the time of borrowing. The line matures November 28, 2008. The Bank had not drawn on these funds at December 31, 2007. The Bank entered into a line of credit with SunTrust Bank for $4,500,000 for federal fund purchases. Funds issued under this agreement are at the SunTrust Bank federal funds rate effective at the time of borrowing. The Bank had not drawn on these funds at December 31, 2007.

NOTE 11. PENSION PLAN

     The Bank is a member of The Allegheny Group Retirement Plan (formerly The West Virginia Bankers Association Retirement Plan), a multi-employer, defined benefit pension plan. All employees participate in the plan after completing one year of service and attaining the age of 21. The benefits are based on years of service and the highest average earnings during any five consecutive calendar years. Plan assets are invested primarily in corporate bonds, common stocks and U.S. Government and Agency Securities.

     The following table sets forth information about the Bank's plan as of October 31:

                                                           2007          2006          2005
                                                        ----------   -----------   -----------
CHANGE IN BENEFIT OBLIGATION:
   Benefit obligation at
      beginning of year                                 $4,859,682   $ 4,186,024   $ 3,423,734
   Adjustment for plan changes                                  --            --       106,789
   Service cost                                            247,821       232,392       162,067
   Interest cost                                           267,244       248,471       229,400
   Actuarial (gain) loss                                  (181,949)      346,984       428,791
   Benefits paid                                          (177,895)     (154,189)     (164,757)
                                                        ----------   -----------   -----------
   Benefit obligation at end of year                    $5,014,903   $ 4,859,682   $ 4,186,024
                                                        ----------   -----------   -----------
CHANGE IN PLAN ASSETS:
   Fair value of plan assets at beginning of year       $3,365,278   $ 2,760,085   $ 2,427,640
   Actual return on plan assets                            522,339       346,212       212,052
   Employer contribution                                   387,767       413,170       285,150
   Benefits paid                                          (177,895)     (154,189)     (164,757)
                                                        ----------   -----------   -----------
   Fair value of plan assets at end of year             $4,097,489   $ 3,365,278   $ 2,760,085
                                                        ----------   -----------   -----------
Funded status                                           $ (917,414)  $(1,494,404)  $(1,425,939)
Unrecognized net actuarial (gain) loss                   1,061,955     1,578,504     1,464,092
Unrecognized prior service cost                            127,566       139,910        98,574
                                                        ----------   -----------   -----------
   Prepaid (accrued) benefit cost                       $  272,107   $   224,010   $   136,727
                                                        ==========   ===========   ===========
ADDITIONAL INFORMATION
Increase (decrease) in minimum liability included
   in other comprehensive income (prior to adjustment
   to implement SFAS No. 158)                           $       --   $  (122,863)  $   355,276

     The accumulated benefit obligation for the defined benefit pension plan was $4,174,568 and $3,990,462 at October 31, 2007 and October 31, 2006,
     respectively.

COMPONENTS OF NET PERIODIC COST:
   Service cost                                             $  247,821   $   232,392   $ 162,067
   Interest cost                                               267,244       248,471     229,400
   Expected return on plan assets                             (267,153)     (248,419)   (230,617)
   Amortization of prior service costs                          12,344        12,344       8,215
   Recognized net actuarial loss                                79,414        81,099      37,472
                                                            ----------   -----------   ---------
      Net periodic plan cost                                $  339,670   $   325,887   $ 206,537
                                                            ==========   ===========   =========

WEIGHTED AVERAGE ASSUMPTIONS USED TO
   DETERMINE BENEFIT OBLIGATIONS AS OF OCTOBER 31:
      Discount rate                                                6.0%         5.75%       5.75%
      Expected return on plan assets                               8.0%          8.0%        8.5%
      Rate of compensation increase                                3.5%          3.5%        3.0%
WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE
   NET PERIODIC BENEFIT COST FOR YEARS ENDED OCTOBER 31:
      Discount rate                                               5.75%         5.75%        6.5%
      Expected return on plan assets                               8.0%          8.5%        8.5%
      Rate of compensation increase                                3.5%          3.0%        3.5%
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION
   CONSIST OF:
      Accrued benefit cost                                  $ (917,414)  $(1,494,404)  $(793,994)
      Intangible assets                                             --            --      98,574
      Accumulated other comprehensive income                 1,189,521     1,718,414     832,147
                                                            ----------   -----------   ---------
      Net amount recognized                                 $  272,107   $   224,010   $ 136,727
                                                            ==========   ===========   =========

PLAN ASSETS

                                                   PERCENTAGE OF PLAN
                         TARGET      ALLOWABLE   ASSETS AT OCTOBER 31,
                       ALLOCATION   ALLOCATION   ---------------------
                          2007         RANGE          2007   2006
                       ----------   ----------        ----   ----
Plan assets
   Equity securities       70%       40 - 80%          68%    74%
   Debt securities         25%       20 - 40%          27%    20%
   Real estate              0%             0%           0%     0%
   Other                    5%        3 - 10%           6%     6%
                                                      ---    ---
   Total                                              100%   100%
                                                      ===    ===

     INVESTMENT POLICY AND STRATEGY

     The investments are pooled with the pension assets of other members of the plan and are allocated based on a formula established by the pension committee.

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

CASH FLOWS

Expected contributions for fiscal year ending
  December 31, 2008
     Expected employer contributions                    $  453,740
     Expected employee contributions                    $       --
Estimated future benefit payments reflecting expected
  future service for the fiscal year(s) ending
     12/31/2008                                         $  191,642
     12/31/2009                                         $  204,346
     12/31/2010                                         $  209,253
     12/31/2011                                         $  213,830
     12/31/2012                                         $  234,520
     12/31/2013 - 12/31/2017                            $1,278,323

NOTE 12. 401(K) PROFIT SHARING PLAN

     All employees are eligible to participate in the Bank's 401(k) Profit Sharing Plan after completing one year of service. Employees may defer up to 15% of their salary in 2007, 2006 and 2005. The Bank may, at the discretion of the Board of Directors, match all or part of the employee deferrals. For 2007, the Bank matched 40% of employee deferrals up to 5% of salary. For 2006 and 2005, the Bank matched 75% of employee deferrals up to 5% of salary. The percentage of match varies based on the Bank's profit level. The assets of the 401(k) Profit Sharing Plan are managed by the Bank's trust department.

     The Bank's contribution charged to income during 2007, 2006 and 2005 was $40,938, $64,750 and $63,789, respectively.

NOTE 13. DEFERRED COMPENSATION PLAN

     The Bank has a plan pursuant to which a director may elect to waive receipt of all or a portion of his fees for Board of Directors' meetings or committee meetings in exchange for a retirement benefit to be received during a ten-year period after attaining a certain age. The Bank has acquired life insurance on the lives of participating directors to fund its obligation under the plan. The cash surrender value of these life insurance policies has been recorded as an asset. The present value of payments to be paid to directors or their beneficiaries for services rendered to date has been recorded as a liability. The net expense for these benefits was $49,517, $21,641 and $17,948 for 2007, 2006 and 2005, respectively.

NOTE 14. INCOME TAXES

     CNB and its subsidiary, the Bank, file income tax returns in the U.S. federal jurisdiction and the State of West Virginia. The Bank also files an income tax return in the State of Maryland. With few exceptions, CNB is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2004.

     CNB adopted the provisions of FASB Interpretations No. 48, "Accounting for Uncertainty in Income Taxes", on January 1, 2007 with no impact on the financial statements.

     Included in the balance sheet at December 31, 2007 are tax positions related to loan charge offs for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

     Income taxes reflected in the statements of income are as follows:

                                        YEARS ENDED DECEMBER 31,
                                  ------------------------------------
                                     2007         2006         2005
                                  ----------   ----------   ----------
Federal:
  Current                         $1,114,801   $1,194,270   $1,154,256
  Deferred                           (35,201)     (39,537)     (68,049)
State:
  Current                            118,005      161,659      163,560
  Deferred                            (6,814)      (7,813)     (11,351)
                                  ----------   ----------   ----------
     Provision for income taxes   $1,190,791   $1,308,579   $1,238,416
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

                                             YEARS ENDED DECEMBER 31,
                                       ------------------------------------
                                          2007         2006         2005
                                       ----------   ----------   ----------
Income tax expense at the
   statutory rate (34%)                $1,256,316   $1,284,262   $1,252,558
Increases (decreases) resulting
   from:
   Nontaxable interest income,
      net of non-deductible interest
      expense                            (116,607)    (120,442)    (164,735)
   State income taxes, net of
      federal income tax benefit          102,085      104,293       91,908
   Other                                  (51,003)      40,466       58,685
                                       ----------   ----------   ----------
      Provision for income taxes       $1,190,791   $1,308,579   $1,238,416
                                       ==========   ==========   ==========

     Federal and state income taxes receivable included in the balance sheet as other assets was $141,108 and $242,662 at December 31, 2007 and 2006, respectively.

     The components of deferred taxes included in the statement of financial condition as of December 31 are as follows:

                                          2007         2006
                                       ----------   ----------
Deferred tax assets:
   Provision for loan losses           $  707,644   $  702,985
   Deferred compensation plan             343,363      307,424
   Postretirement benefits                 69,329       67,522
   Intangible asset                        75,831       54,420
   Unrecognized pension costs             452,018      652,997
   Severence package                           --        2,592
   Net unrealized loss on securities
      available for sale                    6,315      401,674
                                       ----------   ----------
                                       $1,654,500   $2,189,614
                                       ----------   ----------
Deferred tax liabilities:
   CSV life insurance                  $ (298,220)  $ (278,904)
   Defined benefit plan                   (97,959)     (80,643)
   Depreciation                          (330,478)    (347,901)
                                       ----------   ----------
                                       $ (726,657)  $ (707,448)
                                       ----------   ----------
Net deferred tax asset (liability)     $  927,843   $1,482,166
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

NOTE 15. OTHER OPERATING EXPENSES

                                                    YEARS ENDED DECEMBER 31,
                                            ------------------------------------
                                               2007         2006         2005
                                            ----------   ----------   ----------
Stationery, supplies and printing           $  194,794   $  245,038   $  206,124
Data processing                                118,212      116,177      132,595
Director's fees and deferred compensation      261,667      226,766      196,323
Postage                                        130,305      124,099      132,363
Telephone                                      105,471      102,854      104,249
Professional fees                              408,285      267,380      288,353
Regulatory assessment fees                      45,550      110,291      103,895
Outside service fees                            29,354       14,584       22,231
ATM and debit card fees                        250,814      215,218      222,539
Advertising                                    205,444      173,792      161,180
Amortization of intangible                     111,516      111,516      117,465
Amortization of software                        65,620       89,887      253,744
Other                                          391,204      316,674      118,019
                                            ----------   ----------   ----------
   Total other operating expenses           $2,318,236   $2,114,276   $2,059,080
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

     A summary of off-balance sheet instruments as of December 31 is as follows:

                                                       2007          2006
                                                   -----------   -----------
Commitments to originate:
Fixed rate loans:

   Residential real estate loans to be sold        $   639,500   $   640,623
   Other residential real estate                       134,000       462,630
Adjustable rate loans:

   Other commerical real estate and construction     1,295,000       625,000
   Other residential real estate                     1,162,100       444,100
   Commerical and other                                460,000       550,000

Letters of credit                                      914,353     1,022,059
Undisbursed portion of construction
   loans                                             1,419,345     3,288,286
Available credit granted on commercial
   loans                                             8,174,480    10,479,484
Available credit on personal lines
   of credit                                           293,791       280,198
Undisbursed portion of home equity loans             4,950,486     4,270,602
Commitments to sell real estate loans                  672,100            --
                                                   -----------   -----------
                                                   $20,115,155   $22,062,982
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

     CNB also invested in mortgage backed securities and collateralized mortgage obligations. See Note 3: Securities.

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

NOTE 20. REGULATORY MATTERS

     The primary source of funds for the dividends paid by CNB Financial Services, Inc. is dividends received from its banking subsidiary. The payment of dividends by banking subsidiaries is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits, as defined, of that year plus the retained net profits, as defined, of the preceding two years. At January 1, 2008, CNB has $6,054,000 available for dividends.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 2007 and 2006, the most recent notification from the banking regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and ratios are presented in the table.

                                                          RATIO
                                        ----------------------------------------
                              ACTUAL                               TO BE WELL
                              AMOUNT             FOR CAPITAL   CAPITALIZED UNDER
                                IN                 ADEQUACY    PROMPT CORRECTIVE
                            THOUSANDS   ACTUAL     PURPOSES    ACTION PROVISIONS
                            ---------   ------   -----------   -----------------
As of December 31, 2007:
   Total Capital
      (to Risk Weighted
         Assets)             $24,195    14.14%       8.0%            10.0%
   Tier I Capital
      (to Risk Weighted
      Assets)                $22,056    12.89%       4.0%             6.0%
   Tier I Capital
      (to Average Assets)    $22,056     7.70%       4.0%             5.0%
As of December 31, 2006:
   Total Capital
      (to Risk Weighted
         Assets)             $22,295    13.29%       8.0%            10.0%
   Tier I Capital
      (to Risk Weighted
         Assets)             $20,198    12.04%       4.0%             6.0%
   Tier I Capital
      (to Average Assets)    $20,198     7.34%       4.0%             5.0%

NOTE 21.  REGULATORY RESTRICTIONS

     Included in Cash and Due From Banks are average daily reserve balances the Bank is required to maintain with the Federal Reserve Bank. The amount of these required reserves, calculated based on percentages of certain deposit balances was $3.8 million at December 31, 2007.

     Certain regulations prohibit the transfer of funds from the Bank to affiliates in the form of loans or advances exceeding 10% of its capital stock and surplus. In addition, all loans or advances to nonbank affiliates must be secured by specific collateral. Based on this limitation, there was approximately $2.4 million available for loans or advances to affiliates of the Bank as of December 31, 2007, at which time there were no material loans or advances outstanding.

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

     The estimated fair value of financial instruments at December 31, is summarized as follows:

                                             2007                        2006
                                 ---------------------------   ---------------------------
                                   CARRYING                      CARRYING
                                    AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                                 ------------   ------------   ------------   ------------
Financial Assets:
   Cash, due from banks and
      federal funds sold         $  7,791,093   $  7,791,093   $  7,367,773   $  7,367,773
   Securities available for
      sale                         66,017,231     66,017,231     50,873,335     50,873,335
   Loans                          202,668,845    204,293,376    204,318,993    203,467,447
   Accrued interest receivable      1,406,804      1,406,804      1,354,041      1,354,041
Financial Liabilities:
   Demand deposits               $101,432,074   $101,432,074   $122,849,877   $122,849,877
   Time deposits                  125,212,640    131,298,172    110,232,863    113,762,131
   Accrued interest payable         1,281,166      1,281,166      1,071,990      1,071,990
   FHLB borrowings                 37,500,000     37,500,000     18,500,000     18,500,000
Off-Balance Sheet
   Financial Instruments:
   Letters of credit             $         --   $      7,392   $         --   $      6,087

NOTE 23. RELATED PARTY TRANSACTIONS

     In the ordinary course of business, the Bank has granted loans to executive officers, directors, and their affiliates amounting to $2,204,308 and $2,363,763 at December 31, 2007 and 2006, respectively. During 2007, $77,264 of new loans were made, or became reportable, and repayments and other decreases totaled $236,719. Deposits from related parties held by the Bank at December 31, 2007 and 2006 amounted to $5,664,037 and $5,167,964, respectively.

NOTE 24. PARENT COMPANY ONLY FINANCIAL INFORMATION

     The following represents parent company only financial information:

                STATEMENTS OF FINANCIAL CONDITION (PARENT ONLY)
                           DECEMBER 31, 2007 AND 2006

                                                                   2007          2006
                                                               -----------   -----------
ASSETS
   Cash                                                        $   345,226   $   248,947
   Investment in CNB Bank, Inc.                                 22,432,322    20,040,017
   Investment in Morgan County Title Insurance Agency, LLC           1,243         1,120
   Other assets                                                     67,845        30,961
                                                               -----------   -----------
         TOTAL ASSETS                                          $22,846,636   $20,321,045
                                                               ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Accrued expenses and other liabilities                      $    25,191   $    (1,217)
                                                               -----------   -----------
         TOTAL LIABILITIES                                     $    25,191   $    (1,217)
                                                               -----------   -----------
SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000 shares
      authorized; 458,048 shares issued at December 31, 2007
      and December 31, 2006 and 454,949 and 458,048
      outstanding at December 31, 2007 and December 31, 2006   $   458,048   $   458,048
   Capital surplus                                               4,163,592     4,163,592
   Retained earnings                                            19,155,244    17,421,402
   Accumulated other comprehensive income (loss)                  (747,806)   (1,720,780)
                                                               -----------   -----------
                                                               $23,029,078   $20,322,262
   Less treasury stock, at cost, 3,099 shares in 2007             (207,633)           --
                                                               -----------   -----------
         TOTAL SHAREHOLDERS' EQUITY                            $22,821,445   $20,322,262
                                                               -----------   -----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $22,846,636   $20,321,045
                                                               ===========   ===========

                       STATEMENTS OF INCOME (PARENT ONLY)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

                                                        2007         2006         2005
                                                     ----------   ----------   ----------
Dividend income                                      $1,154,024   $  855,394   $  659,589
Income from title company                                12,023       20,668       27,924
Noninterest expense                                    (118,006)     (66,610)     (44,744)
                                                     ----------   ----------   ----------
INCOME BEFORE INCOME TAXES AND EQUITY IN
   UNDISTRIBUTED EARNINGS OF CNB BANK, INC.          $1,048,041   $  809,452   $  642,769
Income tax (expense) benefit                             36,884       12,922        6,844
                                                     ----------   ----------   ----------
INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF
   CNB BANK, INC.                                    $1,084,925   $  822,374   $  649,613
Equity in undistributed earnings of CNB Bank, Inc.    1,419,331    1,646,288    1,795,966
                                                     ----------   ----------   ----------
NET INCOME                                           $2,504,256   $2,468,662   $2,445,579
                                                     ==========   ==========   ==========

                     STATEMENTS OF CASH FLOWS (PARENT ONLY)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

                                                               2007          2006          2005
                                                           -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $ 2,504,256   $ 2,468,662   $ 2,445,579
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Deferred income taxes                                         --            --           602
      (Increase) in other assets                               (36,884)      (19,166)      (11,201)
      Increase (decrease) in accrued expenses and other
         liabilities                                            26,408           764        (2,061)
      Equity in undistributed earnings of CNB Bank, Inc.    (1,419,331)   (1,496,288)   (1,795,966)
                                                           -----------   -----------   -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES         $ 1,074,449   $   953,972   $   636,953
                                                           -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in title company                             $      (123)  $       332   $       575
                                                           -----------   -----------   -----------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIE   $      (123)  $       332   $       575
                                                           -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash dividends paid                                     $  (770,414)  $  (705,394)  $  (659,589)
   Purchase of treasury stock, cost                           (207,633)           --            --
                                                           -----------   -----------   -----------
      NET CASH (USED IN) FINANCING ACTIVITIES              $  (978,047)  $  (705,394)  $  (659,589)
                                                           -----------   -----------   -----------
      NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                       $    96,279   $   248,910   $   (22,061)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             $   248,947   $        37   $    22,098
                                                           -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                   $   345,226   $   248,947   $        37
                                                           ===========   ===========   ===========

NOTE 25. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                             2007
                             -------------------------------------
                              FIRST     SECOND    THIRD     FOURTH
                             QUARTER   QUARTER   QUARTER   QUARTER
                             -------   -------   -------   -------
                                          In thousands
Interest income               $4,230    $4,182    $4,348    $4,441
Interest expense               1,836     1,849     2,006     2,034
                              ------    ------    ------    ------
Net interest income            2,394     2,333     2,342     2,407
Provision for loan losses         63        35        31        40
Noninterest income               534       647       601       621
Noninterest expense            1,916     1,957     1,936     2,206
                              ------    ------    ------    ------
Income before income taxes       949       988       976       782
Provision for income taxes       323       332       314       222
                              ------    ------    ------    ------
Net income                    $  626    $  656    $  662    $  560
                              ======    ======    ======    ======
Basic earnings per share      $ 1.37    $ 1.43    $ 1.44    $ 1.24
                              ======    ======    ======    ======

                                             2006
                             -------------------------------------
                              FIRST     SECOND    THIRD     FOURTH
                             QUARTER   QUARTER   QUARTER   QUARTER
                             -------   -------   -------   -------
                                          In thousands
Interest income               $3,685    $3,900    $4,153    $4,251
Interest expense               1,282     1,462     1,726     1,799
                              ------    ------    ------    ------
Net interest income            2,403     2,438     2,427     2,452
Provision for loan losses        112        74        44        46
Noninterest income               499       511       506       472
Noninterest expense            2,020     1,910     1,873     1,976
                              ------    ------    ------    ------
Income before income taxes       770       965     1,016       902
Provision for income taxes       238       318       386       321
                              ------    ------    ------    ------
Net results from
   discontinued operations         1        79         -       (1)
Net income                    $  533    $  726    $  630    $  580
                              ======    ======    ======    ======
Basic earnings per share      $ 1.16    $ 1.59    $ 1.37    $ 1.27
                              ======    ======    ======    ======

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants in accounting and financial disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES

     The Company's chief executive officer and chief financial officer have concluded that as of December 31, 2007, which is the end of the period covered by this Annual Report on Form 10-K, the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13(a)-15(e) and timely, alerting them to material information relating to the Company required to be included in the Company's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

     During the Company's review of the documentation and the remediations related to internal controls, improvements were made to the Company's internal controls over financial reporting in the fiscal quarter ended December 31, 2007. These changes could have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

     See Management's Report on Internal Control included in this Annual Report on Form 10-K at page 35.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table contains certain information, as of March 25, 2008, with respect to current directors, nominees for directors and certain officers of CNB.

                              DIRECTOR      EXPIRATION OF TERM      PRINCIPAL OCCUPATION FOR PAST FIVE YEARS
         NAME           AGE     SINCE    BEING NOMINATED FOR (1)            AND POSITION HELD WITH CNB
         ----           ---   --------   -----------------------   -------------------------------------------
Kenneth W. Apple         51     2003               2009            Certified Public Accountant
J. Robert Ayers          79     1974               2011            Retired - President, Citizens National Bank
                                                                   (predecessor to CNB Bank, Inc.)
John E. Barker           79     1972               2011            Auto Sales - Service
Margaret S. Bartles      53     2002               2009            Realtor
Jay E. Dick              55     1983               2010            Retired - Manager-Hunters' Hardware, Inc.
Herbert L. Eppinger      75     1979               2011            Retired - Agriculture
Robert L. Hawvermale     78     1967               2011            Retired - Professional Engineer
J. Philip Kesecker       78     1965               2011            Real Estate Development
Jerry McGraw             61     1988               2010            Insurance
Martha H. Quarantillo    48     1999               2009            Pharmacist
Thomas F. Rokisky        61     1993               2010            President and Chief Executive Officer,
                                                                   CNB and CNB Bank, Inc.
Charles S. Trump IV      47     1986               2009            Attorney at Law
Arlie R. Yost            60     1988               2010            Licensed Residential Appraiser

(1) As described in the proxy statement, on April 2, 2008 the shareholders will vote on proposed amendments to the Articles of Incorporation and ByLaws which among other things will classify the Board of Directors into three classes with staggered three year terms. The information in this table is based on the presumption that these amendments will be approved by the shareholders. If the proposed amendments fail, the term for all directors would be one year.

     All nominees are incumbent directors of CNB Financial Services, Inc. All Board members are independent except for Mr. Rokisky, President and CEO of CNB and Charles Trump, IV, whose firm provides legal services for CNB.

     The names, ages and position of each executive officer of the company are listed below along with the positions with CNB Bank, Inc. held by each of them during the last five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting.

                         AGE AS OF MARCH
         NAME               25, 2008                      POSITION AND EXPERIENCE DURING THE PAST 5 YEARS
         ----            ---------------   ----------------------------------------------------------------------------
J. Philip Kesecker (1)          78         2000 to present - Chairman of the Board, CNB Financial Services, Inc.
                                           1987 to present - Chairman of the Board, CNB Bank, Inc.

Thomas F. Rokisky               61         2000 to present - President/CEO, CNB Financial Services, Inc.
                                           1996 to present - President/CEO, CNB Bank, Inc.
                                           1990 to 1996 - Executive Vice President/COO, CNB Bank, Inc.

Rebecca S. Stotler              47         2007 to present - Senior Vice President/CFO, CNB Financial Services, Inc.
                                           2007 to present - Senior Vice President/CFO, CNB Bank, Inc.
                                           2000 to 2007 - Vice President/CFO, CNB Financial Services, Inc.
                                           1999 to 2007 - Vice President/CFO, CNB Bank, Inc.
                                           1996 to 1999 - Vice President of Finance/Cashier, Citizens National Bank

Patricia C. Muldoon             47         2007 to present - Executive Vice President/COO, CNB Financial Services, Inc.
                                           2007 to present - Executive Vice President/COO, CNB Bank, Inc.
                                           2003 to 2007 - Senior Vice President/COO, CNB Financial Services, Inc.
                                           2003 to 2007 - Senior Vice President/COO, CNB Bank, Inc.
                                           2001 to 2003 - Vice President/COO, Citizens National Bank

     AUDIT COMMITTEE

     In 2007, members of the audit committee included Margaret S. Bartles, Chairperson, Arlie R. Yost, John E. Barker, Jerry McGraw, Jay E. Dick and Kenneth W. Apple, none of whom is employed by CNB. The Board of Directors has determined that each of the current members of the audit committee is "independent" within the meaning of the enhanced independent standards for audit committee members in the Securities Exchange Act of 1934 and rules thereunder, as amended, and as incorporated into the listing standards of the Nasdaq Stock Market, Inc. The Board of Directors has also determined that Kenneth W. Apple, CPA, member of the audit committee, is an "audit committee financial expert" within the meaning of the rules promulgated by the Securities and Exchange Commission and pursuant to the Sarbanes-Oxley Act of 2002. The audit committee held eleven meetings during fiscal year 2007. The audit committee selects the company's independent registered public accounting firm (subject to shareholder ratification), considers the scope of the audit, reviews the activities and recommendations made by CNB's internal auditors, and considers comments made by the independent registered public accounting firm with respect to the company's internal control structure. No audit committee member attended fewer than 75% of the meetings held during the fiscal year ended December 31, 2007.

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

     Mr. Apple acquired these attributes through his Bachelor of Science degree from Shepherd College in Shepherdstown, West Virginia, and over 25 years of experience in public accounting, including auditing.

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

     GENERAL PHILOSOPHY

     We compensate our senior management through base salary and a benefits package designed to be competitive with comparable employers. We believe that information regarding pay practices at other financial institutions is useful in at least two respects. First, we recognize that our compensation practices must be competitive in the marketplace. Second, this marketplace information is one of the many factors that the President and the Personnel Committee consider in assessing the reasonableness of compensation. The President and the Personnel Committee do not attempt to set salaries for executive officers within the industry peer ranges. As only a guideline, the individual executive officer's salaries are compared to the salary survey ranges for the specific job classifications to ensure competitiveness in the market. The President and the Personnel Committee rely more on individual performance and contribution to the bank, reporting structure, internal pay relationship, job responsibilities, growth potential, leadership abilities and the overall bank's performance for the previous year.

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

     -    Increase market share

     -    Continued strong asset growth

     - Maintain a high quality loan portfolio with strong underwriting standards

     -    Maintain a high quality investment portfolio

     The committee and the CEO utilize human resources' staff, and, as appropriate, other qualified consultants to review compensation practices as they compare to industry norms. In 2007, the committee relied only on CNB's human resources' staff for information concerning industry norms.

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

          The individual components of CNB's compensation program include:

     (a)  Base Salary.

     a. Base salary levels are established for the CEO primarily based upon evaluation of the historical performance, degree of responsibility, level of experience and number of years with CNB. With respect to the base salary granted to Mr. Rokisky for the year 2007, the personnel committee took into account the performance during 2006 and information referred to above. Particular emphasis was placed on Mr. Rokisky's individual performance, including his leadership role through a period of continued growth, and CNB's continued strong financial performance. For the year 2008, the committee has established certain goals and objectives for the Chief Executive Officer, Chief Operations Officer, Chief Financial Officer and Chief Lending Officer to attain. The achievement of these goals and objectives may contribute to future salary increases and possible bonuses. In comparing Mr. Rokisky's salary to financial institutions in the Peer Group, his salary falls in the average range. Mr. Rokisky has no input into the determination of his salary.

     b. Base salary levels are established for the Executive Vice President/Chief Operations Officer, the Senior Vice President/Chief Financial Officer and the Senior Vice President/Chief Lending Officer primarily based upon evaluation of their historical performance, degree of responsibility, industry average percentage increase and the bank's performance for the previous year. Mr. Rokisky determines the salaries for these individuals. As a guideline, Mr. Rokisky compares these individual salaries to the salary survey ranges for these job classifications from the West Virginia Bankers Association and Topnet.

     (b)  Annual Incentives/Bonuses.

     Beginning in 2007, bonuses were paid to the President/Chief Executive Officer, Executive Vice President/Chief Operations Officer, Senior Vice President/Chief Financial Officer and the Senior Vice President/Chief Lending Officer based on the bank's historical performance The compensation committee is in the process of developing a structured bonus program based on certain tangible criteria which will be put into place beginning with the fiscal year 2008. Contributions to the 401(k) plan on behalf of all employees who defer into the plan are based on bank performance as a percentage of assets.

     The personnel committee believes that the total compensation awarded to the Chief Executive Officer and other executive officers of CNB is consistent with the committee's objectives. The amounts paid to individual executives are consistent with competition within the market and with banks of similar size as reflected by individual performance of each executive, and are rationally linked with the fulfillment of corporate objectives and corporate financial performance.

     EXECUTIVE COMPENSATION - SUMMARY COMPENSATION TABLE

          The following table sets forth for each of the Named Executive
     Officers: (a) the dollar value of base salary and bonus earned during the year ended December 31, 2007; (b) the change in pension value and nonqualified deferred compensation earnings during the year, (c) all other compensation for the year; and, finally, (d) the dollar value of total compensation for the year.

                           SUMMARY COMPENSATION TABLE

                                                    CHANGE IN PENSION
                                                        VALUE AND
                                                       NONQUALIFIED
                                                         DEFERRED
 NAME AND PRINCIPAL                                    COMPENSATION     OTHER ANNUAL       TOTAL
      POSITION        YEAR    SALARY     BONUS          EARNINGS        COMPENSATION   COMPENSATION
 ------------------   ----   --------   -------     -----------------   ------------   ------------
Thomas F.             2007   $147,411   $25,557(3)       $56,266        $21,197(1)(2)    $238,931
Rokisky,              2006   $140,571   $    --          $44,507        $23,906(1)(2)    $208,984
President/CEO         2005   $126,592   $    --          $54,930        $22,845(1)(2)    $149,437

Patricia C.           2007   $ 93,273   $15,057(3)       $ 7,093        $ 1,840(1)(2)    $110,263
Muldoon,              2006   $ 85,075   $    --          $ 7,563        $ 3,158(1)(2)    $ 95,796
Exec. VP/COO          2005   $ 83,399   $    --          $ 9,146        $ 3,097(1)(2)    $ 86,496

Rebecca S.            2007   $ 71,770   $12,269(3)       $ 5,191        $ 1,421(1)(2)    $ 85,151
Stotler,              2006   $ 67,695   $    --          $ 9,184        $ 2,510(1)(2)    $ 79,389
Sr. VP/CFO            2005   $ 62,683   $    --          $15,740        $ 2,326(1)(2)    $ 65,009

(1) CNB's group life and health insurance program, which is paid for by CNB, is made available to all full-time employees. Effective January 1, 2005, the bank changed its health insurance program to a high deductible plan and concurrently established health reimbursement accounts for each employee on the plan. The bank funded $750 for each participant in 2007. In accordance with IRS Code Section 79, the cost of group life insurance coverage for an individual in excess of $50,000 is added to the individual's earnings and is included in salary. Also included in this figure are Board fees earned and the corporation's contributions to the individual's 401(k) retirement savings program to which the individual has a vested interest.

(2) CNB's contributions to the pension plan, a defined benefit plan, are not and cannot be calculated separately for specific participants. Contributions for all participants for the plan year of $387,767, $413,170 and $285,150 were made by CNB in 2007, 2006 and 2005, respectively.

(3)  Bonuses include amounts paid and accrued for in 2007.

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

                             PENSION BENEFITS TABLE

                                                                       NUMBER OF
                                                                         YEARS      PRESENT VALUE    PAYMENTS
                                                                        CREDITED   OF ACCUMULATED   DURING LAST
              NAME                               PLAN NAME              SERVICE        BENEFIT      FISCAL YEAR
              ----                   -------------------------------   ---------   --------------   -----------
Thomas F. Rokisky, President/CEO     Allegheny Group Retirement Plan       18         $312,764          $--
                                     NSRP (1)                              --         $137,349          $--
Patricia C. Muldoon, Exec. VP/COO    Allegheny Group Retirement Plan        6         $ 34,636          $--
Rebecca S. Stotler, Sr. VP/CFO       Allegheny Group Retirement Plan       24         $ 62,820          $--

(1) Effective January 2, 2004, CNB entered into a nonqualified supplemental retirement benefit agreement with the President which when fully vested would pay the President or his beneficiary an amount of $30,000 per year for 10 years beginning June 11, 2011, if he retires on or after May 29, 2011. Termination of employment prior to that date other than by reasons of death or disability will result in a reduced benefit. The expense charged to operations related to the plan during 2007 amounted to $39,426. The benefits to be provided by this plan are not being funded by current resources.

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

     The pension benefits are payable to participants on a monthly basis in the form of a joint and 50 percent survivor annuity for all married participants who do not elect otherwise, or in the form of a single life annuity for all other participants or survivors. Joint and 100 percent survivorship, single life annuity or 120 payments guaranteed are other optional forms of distribution. The normal retirement date for employees is the later of the participant's 65th birthday, or the fifth anniversary of the participant joining the plan. An employee must be at least 21 years of age and have one full year of service to become a plan participant. Full vesting in accumulated plan benefits occurs at the end of five years of service; there is no partial vesting. For the 2007 plan year, the employer contribution for all plan participants was $387,767.

     The following table disclosed the cash and other compensation earned and paid to each of the Company's directors during the fiscal year ended 2007.

                                 DIRECTORS TABLE

                                               CHANGE IN
                                             PENSION VALUE
                                                  AND
                                             NONQUALIFIED
                               FEES EARNED     DEFERRED
                                OR PAID IN    COMPENSATION     ALL OTHER       TOTAL
         NAME           YEAR      CASH        EARNINGS (1)   COMPENSATION   COMPENSATION
         ----           ----   -----------   -------------   ------------   ------------
J. Philip Kesecker      2007     $21,650        $    --           $--          $21,650
Kenneth W. Apple        2007     $17,625        $    --           $--          $17,625
J. Robert Ayers         2007     $16,875        $    --           $--          $16,875
John E. Barker          2007     $15,825        $    --           $--          $15,825
Margaret S. Bartles     2007     $15,500        $ 2,273           $--          $17,773
Jay E. Dick             2007     $17,300        $25,206           $--          $42,506
Herbert L. Eppinger     2007     $17,517        $ 1,023           $--          $18,540
Robert L. Hawvermale    2007     $15,325        $    --           $--          $15,325
Jerald McGraw           2007     $17,800        $15,348           $--          $33,148
Martha H. Quarantillo   2007     $14,875        $ 2,273           $--          $17,148
Thomas F. Rokisky (2)   2007     $11,200        $    --           $--          $11,200
Charles S. Trump IV     2007     $14,850        $13,796           $--          $28,646
Arlie R. Yost           2007     $15,925        $15,348           $--          $31,273

(1) Refer to page 13 Board Compensation for a more detailed discussion of the director's deferred compensation plan.

(2)  Executive officer of CNB

     Directors receive $200 for each Board meeting of the bank they attend, $175 for each discount committee meeting, $150 for each audit committee meeting and $100 for other committee meetings they attend. There is no compensation for attendance at CNB Board meetings. However, each director receives a fee of $6,000 per year. The chairman of the Board receives an additional $3,500 per year and the vice chairman receives an additional $1,000 per year. Other than the deferred compensation plan described below, there are no other special arrangements with any directors. In 2007, the Board of Directors of CNB received $212,150, in the aggregate, for all Board of Directors' meetings attended and all fees paid.

     CNB maintains a deferred compensation plan for directors pursuant to which a director may elect to defer receipt of a portion of fees for Board meetings for at least four years or until he reaches age 65, whichever is later. An amount equal to fees waived in addition to interest at an annual rate of 10% per year will be paid to each participating director or his designated beneficiary during a period of 10 years after the director reaches age 65. The payments after retirement will be paid from the general funds of CNB. CNB purchases and is the beneficiary of insurance on the lives of participants, the proceeds of which are used to help recover the net after-tax cost of the benefits and insurance premiums paid. Funds from the deferred fees of a participating director will be used to reimburse CNB for the costs of the premium for the insurance policies. The cost of the insurance premiums in 2007 was $58,434. At December 31, 2007, these policies had a net accumulated cash value of $1,491,093.

     PERSONNEL COMMITTEE REPORT

     The Personnel Committee held five meetings during fiscal year 2007. The Personnel Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Personnel Committee, the Personnel Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement to be delivered to shareholders.

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

     December 26, 2007

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

     The following table sets forth information as of February 21, 2008, relating to the beneficial ownership of the common stock by (a) each person or group known by CNB to own beneficially more than 5% of the outstanding common stock; (b) each of CNB's directors; and (c) all directors and executive officers of CNB as a group. Unless otherwise noted below, the persons named in the table have sole investment power with respect to each of the shares reported as beneficially owned by such person.

                                                                    NUMBER OF   PERCENT OF
                         NAME AND ADDRESS                             SHARES     CLASS (1)
                         ----------------                           ---------   ----------
Kenneth W. Apple (2) (15)                                              1,650          *
J. Robert Ayers (3) (15)                                               1,415          *
John E. Barker (4) (15)                                               18,394       4.04
Margaret S. Bartles (5) (15)                                             200          *
Jay E. Dick (6) (15)                                                  15,691       3.45
Herbert L. Eppinger (7) (15)                                           2,870          *
Robert L. Hawvermale (8) (15)                                          3,730          *
J. Philip Kesecker (9) (15)                                           13,282       2.92
Jerald McGraw (10) (15)                                                1,514          *
Martha H. Quarantillo (15)                                               400          *
Thomas F. Rokisky (11) (15)                                            1,544          *
Charles S. Trump IV (12) (15)                                         11,410       2.51
Arlie R. Yost (13) (15)                                                2,210          *
Rebecca S. Stotler (14) (15)                                             194          *
All directors and executive officers as a group (14 persons) (15)     74,504      16.38
D. Louise Stotler and Deborah Dhayer
   RR 6 Box 12460, Berkeley Springs, WV, 25411                        47,488      10.44
Mary Lou Trump
   298 Grove Heights, Berkeley Springs, WV, 25411                     53,470      11.75

*    Indicates holdings of less than 1%.

(1) Includes shares of common stock held by the named individual as of February 21, 2008.

(2)  Includes 1,000 shares held in an Individual Retirement Account.

(3)  Includes 1,315 shares held jointly with spouse.

(4) Includes 14,300 shares held jointly with spouse and 3,794 shares held jointly with children.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     CNB has had and intends to continue to have banking and financial transactions in the ordinary course of business with directors and executive officers of CNB and their associates. All loans to executive officers and directors and their associates are approved prior to disbursement by the discount committee and/or the Board of Directors. These approvals are evidenced by the discount committee and/or Board minutes. The bank's loan policy and Regulation "O" policy governs these transactions. Total loans outstanding from CNB at December 31, 2007, to CNB's officers and directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $1,999,561, or approximately 8.8% of total equity capital and 1.0% of total loans. Management believes that all of these transactions were made on substantially the same terms (including interest rates, collateral and repayment terms on loans) as comparable transactions with non-affiliated persons. These loans do not involve more than the normal risk of collectibility or present other unfavorable features.

     All nominees are incumbent directors of CNB Financial Services, Inc. All directors are independent except for Mr. Rokisky, President and CEO of CNB and Charles S. Trump IV, whose firm provides legal services for CNB.

     Trump and Trump, in which director Charles S. Trump, IV is a partner, performed legal services for CNB and the bank. Fees paid by CNB and the bank to that law firm were $44,092 during 2007.

     CNB, Charles S. Trump, IV and George I. McVey are members in a Limited Liability Company, Morgan County Title Insurance Agency, LLC, which was formed in February 2001. Morgan County Title Insurance Agency, LLC, paid Trump and Trump management fees of $26,776. Charles S. Trump, IV and George
     I. McVey are partners in Trump and Trump.

ITEM 14. PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

     Subject to ratification by CNB's shareholders, the firm of Smith Elliott Kearns & Company, LLC, Certified Public Accountants, has been selected as CNB's independent registered public firm for the year 2008. Representatives of Smith Elliott Kearns & Company, LLC are expected to be present at the Annual Meeting. The representatives may, if they wish, make a statement and, it is expected, will be available to respond to appropriate questions.

     Smith Elliott Kearns & Company, LLC, advised CNB that no member of that accounting firm has any direct or indirect material interest in CNB or its subsidiary.

     The following fees were paid by CNB and the bank to Smith Elliott Kearns & Company, LLC:

                           2007      2006
                         -------   -------
Audit Fees (a)           $72,670   $68,400
Audit-Related Fees (b)    19,768       -0-
Tax Fees (c)              12,050    10,010
All Other Fees (d)         8,200     5,500

(a) Principally professional services rendered for the audit of the consolidated financial statements of CNB and review of the financial statements included in Form 10Q.

(b) Principally review of regulatory filings and attendance at audit committee meetings.

(c)  Principally tax compliance services (including federal and state returns).

(d) Principally consultation related to SEC inquiries and agreed upon procedures related to the trust department.

The audit committee charter requires that the audit committee pre-approve all audit and non-audit services to be provided to CNB by the independent accountants; provided, however, that the audit committee has specifically authorized its chairperson to pre-approve the provision of any non-audit service to the CNB. Further, the foregoing pre-approval policies may be waived, with respect to the provision of any non-audit services consistent with the exceptions for federal securities law. All of the services described above for which Smith Elliott Kearns & Company, LLC billed CNB during the fiscal year ended December 31, 2007, were pre-approved by CNB's audit committee. For the fiscal year ended December 31, 2007, CNB's audit committee did not waive the pre-approval requirement of any non-audit services to be provided to CNB by Smith Elliott Kearns & Company, LLC.

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

CNB Financial Services, Inc.
        (Registrant)


Date March 28, 2008                     /s/ Thomas F. Rokisky
                                        ----------------------------------------
                                        Thomas F. Rokisky, President/CEO


Date March 28, 2008                     /s/ Rebecca S. Stotler
                                        ----------------------------------------
                                        Rebecca S. Stotler, Senior Vice
                                        President/CFO
                                        (Principal Financial and Accounting
                                        Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 28th March 2008.

              Signatures                         Title
              ----------                 ---------------------


        /s/ J. Philip Kesecker           Chairman and Director
--------------------------------------
          J. PHILIP KESECKER


         /s/ Thomas F. Rokisky           President/CEO and
--------------------------------------   Director
           THOMAS F. ROKISKY


         /s/ Kenneth W. Apple            Director
--------------------------------------
           KENNETH W. APPLE


          /s/ J. Robert Ayers            Director
--------------------------------------
            J. ROBERT AYERS


          /s/ John E. Barker             Director
--------------------------------------
            JOHN E. BARKER


        /s/ Margaret S. Bartles          Director
--------------------------------------
          MARGARET S. BARTLES


            /s/ Jay E. Dick              Director
--------------------------------------
              JAY E. DICK


        /s/ Herbert L. Eppinger          Director
--------------------------------------
          HERBERT L. EPPINGER


       /s/ Robert L. Hawvermale          Director
--------------------------------------
         ROBERT L. HAWVERMALE


           /s/ Jerald McGraw             Director
--------------------------------------
             JERALD MCGRAW


       /s/ Martha H. Quarantillo         Director
--------------------------------------
         MARTHA H. QUARANTILLO


        /s/ Charles S. Trump IV          Director
--------------------------------------
          CHARLES S. TRUMP IV


           /s/ Arlie R. Yost             Director
--------------------------------------
             ARLIE R. YOST