Form 10-Q
period 2008-03-31
CNB FINANCIAL SERVICES INC
filed 2008-05-14
CIK 1113336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]
Non-accelerated filer [ ]     Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 451,049 shares of common stock, par value $1 per share, as of May 14, 2008.

                          CNB FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART 1: FINANCIAL INFORMATION
   Item 1.  Financial Statements
            Consolidated Statements of Financial Condition as of
               March 31, 2008 (Unaudited) and December 31, 2007..........      3
            Consolidated Statements of Income for the Three Months
               ended March 31, 2008 and 2007 (Unaudited).................      4
            Consolidated Statements of Changes in Shareholders' Equity
               for the Three Months Ended March 31, 2008 (Unaudited)
               and the Year Ended December 31, 2007......................      5
            Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 2008 and 2007 (Unaudited)....................      6
            Notes to Consolidated Financial Statements (Unaudited).......      7
   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the Three
               Months ended March 31, 2008...............................     15
   Item 3.  Quantitative and Qualitative Disclosures about Market Risk...     23
   Item 4.  Controls and Procedures......................................     24
PART II:    OTHER INFORMATION
   Item 1.  Legal Proceedings............................................     25
   Item 1a. Risk Factors.................................................     25
   Item 6.  Exhibits and Reports on Form 8-K.............................     25
            SIGNATURES...................................................     26

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

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   MARCH 31,    DECEMBER 31,
                                                                     2008           2007
                                                                 ------------   ------------
                                                                  (Unaudited)     (Audited)
                              ASSETS
Cash and due from banks                                          $  5,832,687   $  7,791,093
Securities available for sale
   (at approximate market value)                                   55,582,028     66,017,231
Federal Home Loan Bank stock, at cost                               2,345,300      2,623,600
Loans and lease receivable, net                                   200,823,577    202,668,845
Accrued interest receivable                                         1,262,807      1,406,804
Foreclosed real estate (held for sale), net                           239,805        150,845
Premises and equipment, net                                         6,021,819      6,111,273
Deferred income taxes                                                 901,381        927,843
Cash surrender value of life insurance                              1,497,014      1,491,093
Intangible assets                                                     357,782        385,661
Other assets                                                          618,482        841,156
                                                                 ------------   ------------
      TOTAL ASSETS                                               $275,482,682   $290,415,444
                                                                 ============   ============
             LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
      Demand                                                     $ 41,382,712   $ 42,690,898
      Interest-bearing demand                                      35,212,728     35,278,551
      Savings                                                      24,010,126     23,462,625
      Time, $100,000 and over                                      46,482,941     44,493,979
      Other time                                                   79,608,286     80,718,661
                                                                 ------------   ------------
                                                                 $226,696,793   $226,644,714
   Accrued interest payable                                         1,189,683      1,281,166
   FHLB borrowings                                                 20,700,000     37,500,000
   Accrued expenses and other liabilities                           3,117,746      2,168,119
                                                                 ------------   ------------
      TOTAL LIABILITIES                                          $251,704,222   $267,593,999
                                                                 ------------   ------------
SHAREHOLDERS' EQUITY
   Common stock, $1 par value; 5,000,000  shares
      authorized; 458,048 shares issued at March 31, 2008 and
      December 31, 2007 and 454,949 outstanding at
      March 31, 2008 and December 31, 2007                       $    458,048   $    458,048
   Capital surplus                                                  4,163,592      4,163,592
   Retained earnings                                               19,934,674     19,155,244
   Accumulated other comprehensive income (loss)                     (570,221)      (747,806)
                                                                 ------------   ------------
                                                                 $ 23,986,093   $ 23,029,078
   Less treasury stock, at cost, 3,099 shares in 2007 and 2008       (207,633)      (207,633)
                                                                 ------------   ------------
      TOTAL SHAREHOLDERS' EQUITY                                 $ 23,778,460   $ 22,821,445
                                                                 ------------   ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $275,482,682   $290,415,444
                                                                 ============   ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                    -----------------------
                                                       2008         2007
                                                    ----------   ----------
INTEREST INCOME
   Interest and fees on loans                       $3,616,728   $3,657,862
   Interest and dividends on securities
      U.S. Government agencies and
         corporations                                  221,488      331,078
      Corporate bonds                                   55,078           --
      Mortgage backed securities                       318,844      102,402
      State and political subdivisions                 110,479      103,512
      Dividend income                                   27,797       26,570
   Interest on FHLB deposits                               851          483
   Interest on federal funds sold                           --        8,153
                                                    ----------   ----------
                                                    $4,351,265   $4,230,060
                                                    ----------   ----------
INTEREST EXPENSE
   Interest on interest bearing demand,
      savings and time deposits                     $1,522,302   $1,611,881
   Interest on FHLB borrowings                         270,589      224,461
                                                    ----------   ----------
                                                    $1,792,891   $1,836,342
                                                    ----------   ----------
         NET INTEREST INCOME                        $2,558,374   $2,393,718
PROVISION FOR LOAN LOSSES                              105,000       62,499
                                                    ----------   ----------
         NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES               $2,453,374   $2,331,219
                                                    ----------   ----------
NONINTEREST INCOME
   Service charges on deposit accounts              $  330,541   $  303,346
   Other service charges, commissions
      and fees                                         200,278      183,074
   Other operating income                               20,299       18,786
   Net gain on sales of loans                           26,587       26,216
   Income from title company                             3,728        3,144
                                                    ----------   ----------
                                                    $  581,433   $  534,566
                                                    ----------   ----------
NONINTEREST EXPENSES
   Salaries                                         $  752,563   $  742,601
   Employee benefits                                   342,578      324,230
   Occupancy of premises                               118,687      128,978
   Furniture and equipment expense                     206,038      208,674
   Other operating expenses                            538,962      508,684
   Net (gain) loss on sale and calls of
      securities                                       (89,941)       2,117
   Net loss on disposal of premises and equipment           --        1,046
   Net loss on other real estate owned                     484           --
                                                    ----------   ----------
                                                    $1,869,371   $1,916,330
                                                    ----------   ----------
         INCOME BEFORE INCOME TAXES                 $1,165,436   $  949,455
PROVISION FOR INCOME TAXES                             386,006      323,318
                                                    ----------   ----------
            NET INCOME                              $  779,430   $  626,137
                                                    ==========   ==========
BASIC EARNINGS PER SHARE                            $     1.71   $     1.37
                                                    ==========   ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                    ACCUMULATED
                                                                                       OTHER           TOTAL
                                  COMMON     TREASURY     CAPITAL      RETAINED    COMPREHENSIVE   SHAREHOLDERS'
                                   STOCK      STOCK       SURPLUS      EARNINGS        INCOME          EQUITY
                                 --------   ---------   ----------   -----------   -------------   -------------
BALANCE, JANUARY 1, 2007         $458,048   $      --   $4,163,592   $17,421,402    $(1,720,780)    $20,322,262
                                                                                                    -----------
Comprehensive income:
   Net income for three months
      ended March 31, 2007             --          --           --       626,137             --         626,137
   Change in unrealized gains
      (losses) on securities
      available for sale
      (net of tax of $30,910)          --          --           --            --         50,431          50,431
                                                                                                    -----------
Total Comprehensive Income                                                                              676,568
                                 --------   ---------   ----------   -----------    -----------     -----------
BALANCE, MARCH 31, 2007          $458,048   $      --   $4,163,592   $18,047,539    $(1,670,349)    $20,998,830
                                 ========   =========   ==========   ===========    ===========     ===========
BALANCE, JANUARY 1, 2008         $458,048   $(207,633)  $4,163,592   $19,155,244    $  (747,806)    $22,821,445
                                                                                                    -----------
Comprehensive income:
   Net income for three months
      ended March 31, 2008             --          --           --       779,430             --         779,430
   Change in unrealized gains
      (losses) on securities
      available for sale
      (net of tax of $108,842)         --          --           --            --        177,585         177,585
                                                                                                    -----------
Total Comprehensive Income                                                                              957,015
                                 --------   ---------   ----------   -----------    -----------     -----------
BALANCE, MARCH 31, 2008          $458,048   $(207,633)  $4,163,592   $19,934,674    $  (570,221)    $23,778,460
                                 ========   =========   ==========   ===========    ===========     ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

           CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       --------------------------
                                                                         2008             2007
                                                                       ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $    779,430   $   626,137
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization on premises, equipment and software        143,829       142,075
   Provision for loan losses                                                105,000        62,499
   Deferred income taxes                                                    (82,380)      (61,522)
   Net (gain) loss on sale of securities                                    (89,941)        2,118
   Loss on sale of real estate owned                                            484            --
   Net loss on disposal of premises and equipment                                --         1,045
   Net (gain) on loans sold                                                 (26,587)      (26,216)
   Loans originated for sale                                             (2,225,150)   (1,670,200)
   Proceeds from loans sold                                               2,251,737     1,696,416
   Decrease in accrued interest receivable                                  143,997        82,615
   Decrease in other assets                                                 159,813       266,704
   Increase (decrease) in accrued interest payable                          (91,483)      109,221
   Increase in accrued expenses and other liabilities                     1,027,816       329,357
   Amortization of deferred loan (fees) cost                                 11,722        20,792
   Amortization (accretion) of premium and discount on investments           (5,273)        8,043
                                                                       ------------   -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                        $  2,103,014   $ 1,589,084
                                                                       ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease in loans, not originated for sale                      $  1,493,541   $ 1,504,555
   Proceeds from sales of securities                                      2,803,399     1,753,618
   Proceeds from maturities, repayments and calls of securities          22,537,318       570,343
   Purchases of securities                                              (14,524,605)      (99,560)
   Purchases of Federal Home Loan Bank stock                               (528,000)     (240,000)
   Redemptions of Federal Home Loan Bank stock                              806,300       544,700
   Purchases of premises, equipment and software                            (41,092)      (73,365)
   Proceeds from sale of real estate owned                                  150,361            --
   Costs to acquire foreclosed real estate                                   (4,800)           --
   Net (increase) in federal funds sold                                          --    (1,676,000)
   Premiums paid on life insurance                                           (5,921)       (5,921)
                                                                       ------------   -----------
      NET CASH PROVIDED BY INVESTING ACTIVITIES                        $ 12,686,501   $ 2,278,370
                                                                       ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) in demand and savings deposits                       $   (826,508)  $(2,118,969)
   Net increase in time deposits                                            878,587     7,033,354
   Net (decrease) in FHLB borrowings                                    (16,800,000)   (8,000,000)
                                                                       ------------   -----------
      NET CASH (USED IN) FINANCING ACTIVITIES                          $(16,747,921)  $(3,085,615)
                                                                       ------------   -----------
      NET INCREASE  (DECREASE)  IN CASH AND CASH EQUIVALENTS           $ (1,958,406)  $   781,839
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            7,791,093     7,358,773
                                                                       ------------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  5,832,687   $ 8,140,612
                                                                       ============   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period:
      Interest                                                         $  1,884,374   $ 1,727,121
      Income taxes                                                     $        150   $        --
   Net transfer to foreclosed real estate, held for sale
      from loans receivable                                            $    235,005   $        --

The Notes to Consolidated Financial Statements are an integral part of these statements.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Basis of Presentation and Contingencies

          In the opinion of CNB Financial Services, Inc. ("CNB" or the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB's financial condition as of March 31, 2008 and the results of operations for the three months ended March 31, 2008 and 2007, changes in shareholders' equity and cash flows for the three months ended March 31, 2008 and 2007.

          The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in CNB's Annual Report for the year ended December 31, 2007.

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

          Earnings per share have been computed based on the following weighted average shares outstanding:

                 3/31/2008   3/31/2007
                 ---------   ---------
Quarter ending    454,949     458,048

Note 2. Securities

          The amortized cost and estimated market value of debt securities at March 31, 2008 and December 31, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

          Securities are summarized as follows:

                                                             MARCH 31, 2008                       WEIGHTED
                                          ---------------------------------------------------      AVERAGE
                                                           GROSS        GROSS      ESTIMATED         TAX
                                           AMORTIZED    UNREALIZED   UNREALIZED       FAIR       EQUIVALENT
                                              COST         GAINS       LOSSES        VALUE          YIELD
                                          -----------   ----------   ----------   -----------    ----------
Available for sale:
   U.S. Government agencies and
      corporations
      Within one year                     $ 2,089,457    $  4,793     $     --    $ 2,094,250       3.42%
      After 1 but within 5 years            2,639,550      22,200           --      2,661,750       3.95
      After 5 but within 10 years           5,737,045      46,507           --      5,783,552       4.63
                                          -----------    --------     --------    -----------
                                          $10,466,052    $ 73,500     $     --    $10,539,552       4.21%
                                          -----------    --------     --------    -----------
   Corporate Bonds
      After 1 but within 5 years          $   465,297    $     --     $    767    $   464,530       5.89%
      After 5 but within 10 years           5,474,948          --      213,003      5,261,945       5.47
                                          -----------    --------     --------    -----------
                                          $ 5,940,245    $     --     $213,770      5,726,475       5.51%
                                          -----------    --------     --------    -----------
   States and political subdivisions
      Within one year                     $ 1,427,156    $  1,167     $    409    $ 1,427,914       2.82%
      After 1 but within 5 years            3,594,903      20,349        4,572      3,610,680       3.26
      After 5 but within 10 years           9,401,784      38,640       54,006      9,386,418       3.51
                                          -----------    --------     --------    -----------
                                          $14,423,843    $ 60,156     $ 58,987    $14,425,012       3.38%
                                          -----------    --------     --------    -----------
   Mortgage backed securities:
      Government issued or guaranteed     $14,649,524    $297,565     $  5,129    $14,941,960       5.37%
                                          -----------    --------     --------    -----------
   Collateralized mortgage obligations:
      Government issued or guaranteed     $ 7,946,412    $245,635     $ 38,622    $ 8,153,425       5.26%
      Privately issued                      1,886,143          --       90,539      1,795,604       5.89
                                          -----------    --------     --------    -----------
                                          $ 9,832,555    $245,635     $129,161    $ 9,949,029       5.38%
                                          -----------    --------     --------    -----------
Total securities available for sale       $55,312,219    $676,856     $407,047    $55,582,028       4.65%
                                          ===========    ========     ========    ===========
Restricted:
   Federal Home Loan Bank stock           $ 2,345,300    $     --     $     --      2,345,300       5.00%
                                          ===========    ========     ========    ===========

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2. Securities (continued)

                                                           DECEMBER 31, 2007                      WEIGHTED
                                          ---------------------------------------------------      AVERAGE
                                                           GROSS        GROSS      ESTIMATED         TAX
                                           AMORTIZED    UNREALIZED   UNREALIZED       FAIR       EQUIVALENT
                                              COST        GAINS        LOSSES        VALUE          YIELD
                                          -----------   ----------   ----------   -----------    ----------
Available for sale:
   U.S. Government agencies and
      corporations
      Within one year                     $13,892,949    $ 21,851     $  4,802    $13,909,998       4.58%
      After 1 but within 5 years           15,236,652      33,176       31,057     15,238,771       4.09
      After 5 but within 10 years           1,987,371      33,929           --      2,021,300       5.86
                                          -----------    --------     --------    -----------
                                          $31,116,972    $ 88,956     $ 35,859    $31,170,069       4.42%
                                          -----------    --------     --------    -----------
   States and political subdivisions
      Within one year                     $   551,482    $    311     $  1,711    $   550,082       2.85%
      After 1 but within 5 years            2,064,702      24,344       22,266      2,066,780       3.40
      After 5 but within 10 years           8,990,636       2,330      132,262      8,860,704       3.55
                                          -----------    --------     --------    -----------
                                          $11,606,820    $ 26,985     $156,239    $11,477,566       3.49%
                                          -----------    --------     --------    -----------
   Mortgage backed securities:
      Government issued or guaranteed     $14,149,889    $ 86,271     $ 97,135    $14,139,025       5.37%
                                          -----------    --------     --------    -----------
   Collateralized mortgage obligations:
      Government issued or guaranteed     $ 7,236,286    $ 80,871     $  7,907    $ 7,309,250       5.54%
      Privately issued                      1,923,882      12,116       14,677      1,921,321       5.92
                                          -----------    --------     --------    -----------
                                          $ 9,160,168    $ 92,987     $ 22,584    $ 9,230,571       5.62%
                                          -----------    --------     --------    -----------
Total securities available for sale       $66,033,849    $295,199     $311,817    $66,017,231       4.63%
                                          ===========    ========     ========    ===========
Restricted:
   Federal Home Loan Bank stock           $ 2,623,600    $     --     $     --    $ 2,623,600       6.00%
                                          ===========    ========     ========    ===========

          The fair value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $14,969,567 at March 31, 2008 and $19,138,493 at December 31, 2007.

          Proceeds from sales of securities available for sale (excluding maturities and calls) during the three months ended March 31, 2008 and 2007 were $2,803,399 and $1,753,618, respectively. Gross gains (losses) of $55,278 and $(0) during the three months ended March 31, 2008 on respective sales of securities and $885 and $(3,002) for the three months ended March 31, 2007 were realized on the respective sales. Gross gains of $34,663 and $0 during the three months ended March 31, 2008 and 2007, respectively were realized on called securities.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2. Securities (continued)

          The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008 and December 31, 2007.

          Securities are summarized as follows:

                                                                    MARCH 31, 2008
                                       ---------------------------------------------------------------------------
                                          LESS THAN 12 MONTHS       12 MONTHS OR MORE               TOTAL
                                       ------------------------   ---------------------   ------------------------
                                           FAIR      UNREALIZED     FAIR     UNREALIZED      FAIR       UNREALIZED
DESCRIPTION OF SECURITIES                 VALUE        LOSSES       VALUE      LOSSES        VALUE        LOSSES
-------------------------              -----------   ----------   --------   ----------   -----------   ----------
Corporate bonds                        $ 5,726,475    $213,770    $     --     $   --     $ 5,726,475   $213,770
State and political subdivisions         6,295,281      55,591     215,992      3,396       6,511,273     58,987
Mortgage backed securities:
   Government issued or guaranteed              --          --     543,326      5,129         543,326      5,129
                                       -----------    --------    --------     ------     -----------   --------
Collateralized mortgage obligations:
   Government issued or guaranteed       1,318,237      38,622          --         --       1,318,237     38,622
   Privately issued                      1,795,604      90,539          --         --       1,795,604     90,539
                                       -----------    --------    --------     ------     -----------   --------
Total temporarily impaired
   securities                          $15,135,597    $398,522    $759,318     $8,525     $15,894,915   $407,047
                                       ===========    ========    ========     ======     ===========   ========

                                                                      DECEMBER 31, 2008
                                       ------------------------------------------------------------------------------
                                          LESS THAN 12 MONTHS         12 MONTHS OR MORE               TOTAL
                                       ------------------------   ------------------------   ------------------------
                                           FAIR      UNREALIZED      FAIR       UNREALIZED      FAIR       UNREALIZED
DESCRIPTION OF SECURITIES                 VALUE        LOSSES        VALUE        LOSSES        VALUE        LOSSES
-------------------------              -----------   ----------   -----------   ----------   -----------   ----------
U.S. Government agencies
   and corporations                    $ 6,999,300     $   700    $12,876,348    $ 35,159    $19,875,648    $ 35,859
State and political subdivisions         2,067,956      24,596      8,102,090     131,643     10,170,046     156,239
Mortgage backed securities:
   Government issued or guaranteed         846,880           4      5,448,594      97,131      6,295,474      97,135
Collateralized mortgage obligations:
   Government issued or guaranteed       1,548,343       7,907             --          --      1,548,343       7,907
   Privately issued                        467,086      14,677             --          --        467,086      14,677
                                       -----------     -------    -----------    --------    -----------    --------
Total temporarily impaired
   securities                          $11,929,565     $47,884    $26,427,032    $263,933    $38,356,597    $311,817
                                       ===========     =======    ===========    ========    ===========    ========

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3. Loans and Leases Receivable

          Major classifications of loans at March 31, 2008 and December 31, 2007, were as follows:

                                   MARCH 31,    DECEMBER 31,
                                     2008           2007
                                 ------------   ------------
Loans:
   Real estate                   $140,930,271   $143,012,227
   Commercial real estate          38,145,925     37,587,676
   Consumer                        15,024,503     15,544,183
   Commercial                       8,378,096      8,179,019
   Overdrafts                         165,797        104,240
                                 ------------   ------------
                                 $202,644,592   $204,427,345
Leases                                110,324        112,838
                                 ------------   ------------
                                 $202,754,916   $204,540,183
Net deferred loan fees, costs,
   premiums and discounts             266,097        273,123
Allowance for loan losses          (2,197,436)    (2,144,461)
                                 ------------   ------------
                                 $200,823,577   $202,668,845
                                 ============   ============

          An analysis of the allowance for possible loan losses is as follows:

                                 MARCH 31,
                          -----------------------   DECEMBER 31,
                             2008           2007        2007
                          ----------   ----------   ------------
Balance, Beginning        $2,144,461   $2,131,523    $2,131,523
   Provision charged to
      operations             105,000       62,499       168,999
   Recoveries                 38,366       32,873       183,281
   Loans charged off         (90,391)     (74,790)     (339,342)
                          ----------   ----------    ----------
Balance, Ending           $2,197,436   $2,152,105    $2,144,461
                          ==========   ==========    ==========

          The following is a summary of information pertaining to impaired loans:

                                                     MARCH 31,
                                                -------------------   DECEMBER 31,
                                                   2008       2007        2007
                                                ----------   ------   ------------
                                                          (in thousands)
Impaired loans without a valuation allowance    $       --     $--     $       --
Impaired loans with a valuation allowance (1)    1,336,353      --      1,410,100
                                                ----------     ---     ----------
Total impaired loans                            $1,336,353     $--     $1,410,100
                                                ==========     ===     ==========
Valuation allowance related to impaired loans   $  283,676     $--     $  254,680

(1) Some of these loans have government agency guarantees reducing the bank's exposure by $75,913 for March 31, 2008 and $261,592 for December 31, 2007

                                                   MARCH 31,
                                                ---------------   DECEMBER 31,
                                                  2008     2007       2007
                                                --------   ----   ------------
                                                        (in thousands)
Average investment in impaired loans            $668,177    $--   $705,050
                                                ========    ===   ========
Interest income recognized on impaired loans    $  9,253    $--   $ 85,185
                                                ========    ===   ========
Interest income recognized on a cash basis on
   impaired loans                               $  9,253    $--   $ 85,185
                                                ========    ===   ========

     Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When interest accruals are discontinued, interest credited to income is reversed. Nonaccrual loans are restored to accrual status when all delinquent principal and interest becomes current or the loan is considered secured and in the process of collection. Certain loans that are determined to be sufficiently collateralized may continue to accrue interest after reaching 90 days past due. A summary of nonperforming assets is as follows:

                                                               MARCH 31,
                                                         --------------------   DECEMBER 31,
                                                            2008        2007        2007
                                                         ----------   -------   ------------
Foreclosed real estate (other real estate owned)         $  239,805   $    --    $  150,845
Impaired loans, not on nonaccrual                           707,460        --       847,852
Nonaccrual loans, impaired (1)                              628,893        --       562,248
Nonaccrual loans, not impaired                              541,491    71,496       551,904
Loans past due 90 days or more still accruing interest           --        --            --
                                                         ----------   -------    ----------
   Total non-performing assets                           $2,117,649   $71,496    $2,112,849
                                                         ==========   =======    ==========

(1) Some of these loans have government agency guarantees reducing the bank's exposure by $75,913 for March 31, 2008 and $261,592 for December 31, 2007

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 4. Time Deposits

          At March 31, 2008, the scheduled maturities of time deposits are as follows:

                            TIME DEPOSITS       ALL TIME
                          $100,000 AND OVER     DEPOSITS
                          -----------------   ------------
Within 3 months           $  8,859,224        $ 26,902,388
3 months thru 6 months      10,942,554          26,098,725
6 months thru 12 months      3,877,773          13,395,644
Over 12 months              22,803,390          59,694,470
                          ------------        ------------
                          $ 46,482,941        $126,091,227
                          ============        ============

Note 5. Federal Home Loan Bank Borrowings

                                          MARCH 31,            DECEMBER 31,
                                  -------------------------   -------------
                                     2008           2007           2007
                                  -----------   -----------   -------------
Federal Home Loan Bank advances   $20,700,000   $10,500,000    $37,500,000

          CNB Bank, Inc. is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh and, as such, can take advantage of the FHLB program for overnight and term advances at published daily rates. At March 31, 2008, the Bank has short term and long term advances with FHLB. Under the terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying mortgages and US government agencies and mortgage-backed securities. In addition, all of the Bank's stock in the FHLB is pledged as collateral for such debt. Term advances available under this agreement are limited by available and qualifying collateral and the amount of FHLB stock held by the borrower.

Note 6. Pension Plan

          CNB Bank, Inc. has an obligation under a defined benefit plan covering all eligible employees. See Note 11 "Pension Plan" to our consolidated financial statements in our most recently filed Annual Report on Form 10-K for further information.

          The components of net periodic plan cost charged to operations are as follows:

                                           MARCH 31,
                                      -------------------
                                        2008       2007
                                      --------   --------
Service cost                          $ 66,222   $ 64,882
Interest cost                           73,550     68,638
Expected return on plan assets         (83,598)   (67,471)
Amortization of prior service costs      3,085      3,085
Recognized net actuarial loss           15,476     22,005
                                      --------   --------
   Net periodic plan cost             $ 74,735   $ 91,139
                                      ========   ========

          There were no employer contributions paid during the quarters ended March 31, 2008 and 2007.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 7. Supplemental Retirement Plan

          On January 2, 2004, the Bank entered into a nonqualified supplemental retirement benefit agreement with the President which when fully vested would pay the President or his beneficiary an amount of $30,000 per year for 10 years beginning September 11, 2011, if he retires on or after May 29, 2011. Termination of employment prior to that date other than by reasons of death or disability will result in a reduced benefit. The expense for the three months ended March 31, 2008 and 2007 was $9,856.

Note 8. Health Insurance Plan

          Effective January 1, 2005, the Bank changed its health insurance program to a high deductible plan and concurrently established health reimbursement accounts for each employee in the plan. The Bank has committed for 2008 to fund $750 for each participant. The expense incurred for the health reimbursement accounts for the three months ended March 31, 2008 and 2007 was $13,669 and $13,950, respectively.

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

          The Bank was organized on June 20, 1934, and has operated in Berkeley Springs in Morgan County, West Virginia, as a national banking association continuously until October 16, 2006, at which time the Bank obtained a West Virginia state charter and began operating as a state banking association.

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

          The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three months ended March 31, 2008 and 2007. This discussion may include forward-looking statements based upon management's expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion and have based all average balances on daily averages.

CRITICAL ACCOUNTING POLICIES

          CNB has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of CNB's consolidated financial statements. The significant accounting policies of CNB are described in "Item 1, Critical Accounting Policies" and Note 1: Summary of Significant Accounting Policies of the Consolidated Financial Statements on Form 10-K as of December 31, 2007, and along with the disclosures presented in other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers to be critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgment and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

          CNB views the determination of the allowance for loan losses as a critical accounting policy that requires the most significant judgments, assumptions and estimates used in the preparation of its consolidated financial statements. For a more detailed discussion on the allowance for loan losses, see Nonperforming Loans and Allowance For Loan Losses in the Management's Discussion and Analysis and Allowance for Loan Losses in Note 1: Summary of Significant Accounting Policies and Note 4: Loans and Leases Receivable in the Notes to Consolidated Financial Statements in the Form 10-K for December 31, 2007.

EARNINGS SUMMARY

          Net income for the three months ended March 31, 2008 was $779,000 or $1.71 per share compared to $626,000 or $1.37 per share for the same period in 2007. Annualized return on average assets and average equity were 1.1% and 13.6% respectively, for the three months ended March 31, 2008, compared with .9% and 12.3%, respectively, for the three months ended March 31, 2007.

          Earnings projections for the remainder of 2008 are expected to be impacted by the continued slowing in the Bank's loan demand along with the tightening of the Bank's net interest margin. Other significant factors affecting the 2008 net income are expenses to be incurred related to the Sarbanes-Oxley Act which are expected to be approximately $55,000 and the increased expense of FDIC insurance which is expected to be approximately $100,000.

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

          Net interest income for the three months ended March 31, 2008 increased by $165,000 or 6.9% over the same period in 2007. Interest income for the three months ended March 31, 2008 increased by $121,000 or 2.9% compared to the same period in 2007, while interest expense decreased by $43,000 or 2.4% during the three months ended March 31, 2008, as compared to the same period in the prior year.

          During the first quarter of 2008, the average interest earning assets increased at a greater pace than average interest bearing liabilities and the interest expense paid on the liabilities decreased at a greater pace than the interest earned on the assets resulting in an increase in net interest income for the three month period ending March 31, 2008.

          During the first quarter of 2008 compared to the same period in 2007, average net interest earning assets increased $9.5 million or 3.7% while average net interest bearing liabilities increased $5.5 million or 2.6%. CNB has continued to experience a shift in the deposit mix from lower yielding demand and savings deposits to higher yielding time deposits due to higher interest rates paid on these deposits. Although, the interest rate paid on borrowings fell 197 basis points along with decreases in all other interest bearing liabilities except for time deposits which showed a 5 basis point increase, the shift to higher average balances of time deposits and borrowings played a significant role in the only slight decrease of 17 basis points in the interest rate paid on total interest bearing liabilities.

          CNB also experienced a shift in the interest earning assets. The reason for the shift was the continued slowdown in the housing market and overall lower loan demand causing an increase in lower yielding taxable securities. Although, the average yield on all interest earning assets except federal funds sold increased along with increases in the average balances of all interest earning assets except for loans, the average interest earned on these assets decreased by 2 basis points as compared to the same period in the prior year.

          The 17 basis point decrease in rates paid on average interest bearing liabilities offset by the 2 basis point decrease in rates earned on average interest earning assets contributed to the increase in the net interest margin of 15 basis points while the ratio of net interest income to average interest earning assets also increased 15 basis points.

          See Table 1 -- Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential.

          The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities.

     TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                        MARCH 31, 2008                   MARCH 31, 2007
                                                ------------------------------   ------------------------------
                                                  QTR                              QTR
                                                 AVERAGE     QTR       YIELD/     AVERAGE     QTR       YIELD/
                                                 BALANCE   INTEREST   RATE (4)    BALANCE   INTEREST   RATE (4)
                                                --------   --------   --------   --------   --------   --------
                                                                   (IN THOUSANDS OF DOLLARS)
Interest earning assets:
   Federal funds sold                           $     --    $   --      5.05%    $    659    $    8      5.15%
   Securities:
      Taxable                                     51,080       626      4.90       39,904       464      4.65
      Tax-exempt (1)                              12,594       108      5.20       11,676       100      5.19
   Loans (net of unearned interest) (2)(5)(6)    204,360     3,570      6.99      206,265     3,591      6.96
                                                --------    ------      ----     --------    ------      ----
         Total interest earning assets (1)      $268,034    $4,304      6.42%    $258,504    $4,163      6.44%
                                                --------    ------      ----     --------    ------      ----
Nonearning assets:
   Cash and due from banks                      $  6,786                         $  7,797
   Bank premises and equipment, net                6,087                            6,313
   Other assets                                    5,086                            5,313
   Allowance for loan losses                      (2,191)                          (2,160)
                                                --------                         --------
         Total assets                           $283,802                         $275,767
                                                ========                         ========
Interest bearing liabilities:
   Savings deposits                             $ 23,167    $   17      0.29%    $ 26,829    $   33      0.49%
   Time deposits                                 126,027     1,393      4.42      114,869     1,255      4.37
   NOW accounts                                   22,243        66      1.19       37,961       257      2.71
   Money market accounts                          11,927        46      1.54       13,118        67      2.04
   Borrowings                                     31,558       271      3.43       16,605       224      5.40
                                                --------    ------      ----     --------    ------      ----
         Total interest bearing liabilities     $214,922    $1,793      3.34%    $209,382    $1,836      3.51%
                                                --------    ------      ----     --------    ------      ----
Noninterest bearing liabilities:
   Demand deposits                              $ 42,048                         $ 41,522
   Other liabilities                               3,927                            4,432
   Shareholders' equity                           22,905                           20,431
                                                --------                         --------
         Total liabilities and
            shareholders' equity                $283,802                         $275,767
                                                ========                         ========
                                                            ------                           ------
Net interest income (1)                                     $2,511                           $2,327
                                                            ======                           ======
Net interest spread (3)                                                 3.08%                            2.93%
                                                                        ====                             ====
Net interest income to average
      interest earning assets (1)                                       3.75%                            3.60%
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

(5) Interest income on loans excludes fees of $46,555 in 2008 and $66,776 in 2007.

(6) Interest income on loans includes fees of $23,449 in 2008 and $24,702 in 2007 from the Business Manager Program, student loans and lease receivables.

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

          The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended March 31, 2008 and March 31, 2007 amounted to $105,000 and $62,000, respectively. Non performing assets and past due loans have increased from the same period in 2007. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require an adjustment to the reserves as a result of their examination of the bank. See "Nonperforming Assets and Allowance for Loan Losses" for further discussion.

NONINTEREST INCOME

          Noninterest income for the three months ended March 31, 2008 increased $47,000 or 8.8% to $581,000 from $534,000. The increase in noninterest income for the three months ended March 31, 2008 is partially a result of increases in overdraft account fees, debit card fees and trust fee income. The increase in fees related to overdrafts and debit cards have a direct correlation to the increased deposit base of the bank. Trust fees increased due to the average assets under management increasing to $41.7 million, a 4.2% increase over the same period last year and also a reallocation of trust assets into accounts earning higher management fees.

NONINTEREST EXPENSES

          Noninterest expenses for the three months ended March 31, 2008, decreased $47,000 or 2.5%. Salaries increased slightly in the first quarter due to normal merit increases and a portion of the accrual for the expected 2008 year end bonuses to be paid to all employees. Compared to March 31, 2007, the Bank has employed eight less full time equivalent employees, one of which was an executive officer. Other employees who left the Bank's employment during this period were replaced at a lower salary base. Employee benefits increased during this same time period due to an increase in the post retirement expense resulting from increased medical costs offset by a decrease in the pension and 401(k) expense.

          The decrease of $10,000 in other occupancy expense is a result of building equipment repairs and minor remodeling at the main branch being performed in the first quarter of 2007. The increase in other operating expenses for the three months ended March 31, 2008, was due to increases in audit expense, debit card expense and bad check and other losses. Audit fees increased due to increased costs associated with the bank's ongoing audit functions and the additional costs of testing the bank's internal controls in connection with complying with the Sarbanes-Oxley Act of 2002. The monthly fees for debit cards continue to increase due to increased costs and volume of usage. Bad check and other losses increased in the first quarter 2008 due to numerous fraudulent items the Bank has experienced.

          An additional reason noninterest expenses decreased during the three month period ending March 31, 2008 is due to the increase in gains on sales of securities in 2008 compared to 2007.

INCOME TAXES

          The Bank's provision for income taxes increased $63,000 or 19.4% to $386,000 for the three months ended March 31, 2008. The effective tax rates for the first quarter of 2008 and 2007 were 33.1% and 34.1%, respectively. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities and loans, and non-deductible expenses, such as life insurance premiums.

FINANCIAL CONDITION

          The Bank's total assets as of March 31, 2008 decreased $14.9 million or 5.1% to $275.5 million from December 31, 2007 due primarily to a $10.4 million decrease in investment securities, a $1.8 million decrease in loans and a $2.0 million decrease in cash and due from banks. The Bank's total liabilities decreased $15.9 million or 5.9% to $251.7 million from December 31, 2007 due to a $16.8 million decrease in borrowings offset by a $950,000 increase in accrued expenses and other liabilities and a $52,000 increase in deposits. Shareholders' equity increased $957,000 to $23.8 million at March 31, 2008, due to net income of $779,000 and a $178,000 increase in accumulated other comprehensive income. The $178,000 increase in accumulated other comprehensive income is a direct result of the increase in market value of available for sale securities. The components of accumulated other comprehensive income at March 31, 2008 and December 31, 2007, were unrealized gains and losses on available for sale securities, net of deferred income taxes and unrecognized pension costs, net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results unless the securities are actually sold. During the third quarter 2007, the Bank instituted a stock repurchase program to repurchase issued shares of common stock of CNB Financial Services, Inc. Through this program as of March 31, 2008, the Bank has repurchased 3,099 shares of CNB Financial Services, Inc. common stock reducing shareholders' equity by $207,633.

LOAN PORTFOLIO

          At March 31, 2008, total loans decreased $1.8 million or .9% to $200.8 million from $202.7 million at December 31, 2007. Beginning in January 2007, the Bank began selling all fixed rate mortgage loans to secondary market investors. During the first quarter of 2008, CNB originated and sold $2.2 million of loans to secondary market investors. The bank continues to experience a slow down in the loan demand due to the slowdown in the housing market, even though lending officers continue to be proactive in their marketing effort in the bank's lending area.

NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

          Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, impaired loans and foreclosed real estate. The following table summarized the Bank's nonperforming assets as of the periods shown:

                                                                MARCH 31,
                                                         -----------------------   DECEMBER 31,
                                                            2008         2007          2007
                                                         ----------   ----------   ------------
Impaired loans, not on nonaccrual                           707,460           --       847,852
Nonaccrual loans, impaired (1)                              552,980           --       562,248
Nonaccrual loans, not impaired                              617,404       71,496       551,904
Loans past due 90 days or more still accruing interest           --           --            --
                                                         ----------   ----------    ----------
      Total non-performing loans                         $1,877,844   $   71,496    $1,962,004
                                                         ----------   ----------    ----------
Foreclosed real estate (other real estate owned)         $  239,805   $       --    $  150,845
                                                         ----------   ----------    ----------
      Total nonperforming assets                         $2,117,649   $   71,496    $2,112,849
                                                         ==========   ==========    ==========
   Nonperforming loans/Total loans                             0.94%        0.04%         0.97%
   Nonperforming assets/Total assets                           0.77%        0.03%         0.73%
Allowance for loan losses/Total loans                          1.09%        1.06%         1.05%

(1) Some of these loans have government agency guarantees reducing the bank's exposure by $75,913 at March 31, 2008 and $261,592 at December 31, 2007.

          As of March 31, 2008, there are nine loans considered to be impaired with a balance of $1.3 million (net of government agency guarantees) and a specific allowance of $139,000. As of March 31, 2008, management is aware of eighteen borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $2.0 million. A specific allowance of $112,000 related to these loans has been established as part of the allowance for loan losses. The loans are collateralized and management anticipates any additional potential loss would be minimal. The Bank has recently experienced some foreclosure activity in their mortgage loan portfolio. Although the Bank's mortgage loan portfolio is well secured, if the Bank needs to go to foreclosure on a property, the value of the property may possibly be less than the current appraised value considering the current real estate market. In turn, the Bank may begin to see future write downs on foreclosed properties.

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

          The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. During the first quarter, the Bank considered the general economic conditions in its market area and the significant slowdown in the residential housing market. At March 31, 2008, the Bank had outstanding loans for the development of residential property including loans for spec homes and subdivisions totaling $10.7 million with an additional undisbursed commitment of $3.3 million. At March 31, 2008 and December 31, 2007, the allowance for loan losses totaled $2.2 million and $2.1 million, respectively. The allowance for loan losses as a percentage of loans was 1.1% as of March 31, 2008 and December 31, 2007.

          An analysis of the allowance for loan losses is summarized below:

In thousands                       MARCH 31,              DECEMBER 31,
                            ----------------------   ----------------------
                                     2008                     2007
                            ----------------------   ----------------------
                                       PERCENT OF               PERCENT OF
                                     LOANS IN EACH            LOANS IN EACH
                                      CATEGORY TO              CATEGORY TO
                            AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS
                            ------   -------------   ------   -------------
Commercial, financial
   and agriculture          $1,059         22%       $  886         22%
Real estate - residential
   mortgage                    464         69           479         69
Installment and other          298          8           244          8
Impaired loans                 284          1           255          1
Unallocated                     92        N/A           280        N/A
                            ------        ---        ------        ---
       Total                $2,197        100%       $2,144        100%
                            ======        ===        ======        ===

DEPOSITS

          The Bank's deposits increased $52,000 during the three months ended March 31, 2008. This increase was reflected in savings accounts and jumbo certificates of deposit. All other deposit accounts showed decreases for the three months ending March 31, 2008.

CAPITAL RESOURCES

          Shareholders' equity increased $957,000 or 4.2% during the first three months of 2008 due to $779,000 in net income and a $178,000 increase in accumulated other comprehensive income. During the third quarter 2007, the Bank instituted a stock repurchase program to repurchase issued shares of common stock of CNB Financial Services, Inc. Through this program as of March 31, 2008, the Bank has repurchased 3,099 shares of CNB Financial Services, Inc. common stock reducing shareholders' equity by $207,633. The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was "well capitalized" at March 31, 2008. The following table summarizes, as of March 31, 2008, the Bank's capital ratios.

                           Components   Actual   Required
                           of Capital    Ratio     Ratio
                           ----------   ------   --------
Tier 1 Capital               $23,617      8.3%     4.0%
Total Risk Based Capital     $25,780     14.9%     8.0%

FAIR VALUE MEASUREMENTS

          SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

- Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

- Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

- Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

          Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

     Securities

          Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. At March 31, 2008, all of CNB's securities are considered to be Level 2 securities.

     Loans held for sale

          Loans held for sale which is required to be measured in a lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At March 31, 2008, CNB did not have any loans held for sale.

     Impaired loans

          SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan's collateral (if the loan is collateral dependent). Fair value of the loan's collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

     Other Real Estate Owned

          Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

RECENTLY ISSUED ACCOUNTING STANDARDS

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on CNB's consolidated financial position, results of operations and cash flows.

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

          In September 2006, the Emerging Issues Task Force of the FASB (EITF) issued EITF 06-04. This pronouncement affects the recording of post retirement costs of insurance of bank owned life insurance policies in instances where the Company has promised a continuation of life insurance coverage to persons post retirement. EITF 06-04 requires that a liability equal to the present value of the cost of post retirement insurance be recorded during the insured employees' term of service. The terms of this pronouncement require the initial recording of this liability with a corresponding adjustment to retained earnings to reflect the implementation of the pronouncement. This EITF becomes effective for fiscal years ending after December 15, 2007. The adoption of EITF 06-04 did not impact CNB's consolidated financial condition, results of operations and cash flows.

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

          In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 110, "Share Based Payment." SAB 110 expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment." SAB 110 is effective January 1, 2008. The adoption of SAB 110 did not impact CNB's financial statements.

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

          In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133 and is intended to enhance the current disclosure framework in SFAS No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how these instruments affect an entity's financial position, financial performance and cash flows. This SFAS is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. CNB is currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on their consolidated financial position, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments. The types of market risk exposures generally faced by banking entities include interest rate risk, bond market price risk, real estate market risk, foreign currency risk and commodity price risk. Due to the nature of its operations, only bond market price risk, interest rate risk and real estate market risk are significant to the Bank.

          The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold which totaled $55.6 million, or 20.2% of total assets at March 31, 2008. In addition, liquidity may be generated through loan repayments, FHLB borrowings and over $9.5 million of available borrowing arrangements with correspondent banks. At March 31, 2008, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $2.1 million of cash from operations in the first three months of 2008, which compares to $1.6 million during the same time period in 2007. Additional cash of $12.7 million was provided by net investing activities through March 31, 2008, which compares to $2.3 million for the first three months of 2007. Net cash used in financing activities totaled $16.7 million during the first three months of 2008, which compares to $3.1 million during the same time period in 2007. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

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

          The Bank's base-line scenario holds the prime rate constant at 5.25 percent through March 2009. Based on the April 2008 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing or decreasing interest rate scenario.

CONTRACTUAL OBLIGATIONS

          There were no other material changes outside the normal course of business to the quantitative and qualitative disclosures about contractual obligations previously reported on Form 10-K for the year ended December 31, 2007. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" in the Form 10-K for December 31, 2007 for a detailed discussion.

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

          There have been no changes in the Company's internal controls over financial reporting in the fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

     There are no material legal proceedings to which CNB or its subsidiary is a party, or to which any of their property is subject. However, CNB is involved in various legal proceedings occurring in the ordinary course of business.

Item 1a. Risk Factors

     There have been no material changes to CNB's risk factors since these factors were previously disclosed in CNB's annual report on Form 10K for the period ended December 31, 2007.

Item 6. Exhibits

     3.1 Articles of incorporation of CNB Financial Services, Inc. as amended on Form 8-K filed April 29, 2008

     3.2 By-laws of CNB Financial Services, Inc. as amended on Form 8-K filed April 29, 2008

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

                                      CNB Financial Services, Inc.
                                      (Registrant)


Date May 14, 2008                     /s/ Thomas F. Rokisky, President/CEO
                                      ------------------------------------------


Date May 14, 2008                     /s/ Rebecca S. Stotler, Vice President/CFO
                                      ------------------------------------------