Form 10-Q
period 2008-06-30
CNB FINANCIAL SERVICES INC
filed 2008-08-14
CIK 1113336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________ TO __________

                        Commission file number 000-30665

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

                                YES [X]   NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer [ ]                      Accelerated Filer [ ]

Non-Accelerated Filer [ ]                        Smaller Reporting Company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               YES [ ]   NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 450,549 shares of common stock, par value $1 per share, as of August 14, 2008.

                          CNB FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART 1: FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Consolidated Statements of Financial Condition as of
                 June 30, 2008 (Unaudited) and December 31, 2007.........     3

              Consolidated Statements of Income for the Three and Six
                 Months ended June 30, 2008 and 2007 (Unaudited).........     4

              Consolidated Statements of Changes in Shareholders' Equity
                 for the Six Months Ended June 30, 2008 and 2007
                 (Unaudited).............................................     5

              Consolidated Statements of Cash Flows for the Six Months
                 Ended June 30, 2008 and 2007 (Unaudited)................     6

              Notes to Consolidated Financial Statements (Unaudited).....     7

   Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations for the Three and Six Months
                 ended June 30, 2008.....................................    15

   Item 3.    Quantitative and Qualitative Disclosures about Market
                 Risk....................................................    25

   Item 4.    Controls and Procedures....................................    26


PART II: OTHER INFORMATION

   Item 1.    Legal Proceedings..........................................    27

   Item 1a.   Risk Factors...............................................    27

   Item 4.    Submission of Matters to a Vote of Security Holders........    27

   Item 6.    Exhibits and Reports on Form 8-K...........................    27

              SIGNATURES.................................................    28

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

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       JUNE 30,    DECEMBER 31,
                                                         2008          2007
                                                     ------------  ------------
                                                      (Unaudited)    (Audited)
                   ASSETS
Cash and due from banks                              $  7,852,361  $  7,791,093
Securities available for sale
   (at approximate market value)                       61,976,432    66,017,231
Federal Home Loan Bank stock, at cost                   2,484,200     2,623,600
Loans and lease receivable, net                       198,829,832   202,668,845
Accrued interest receivable                             1,299,582     1,406,804
Foreclosed real estate (held for sale), net               238,553       150,845
Premises and equipment, net                             5,952,202     6,111,273
Deferred income taxes                                   1,490,724       927,843
Cash surrender value of life insurance                  1,634,612     1,491,093
Intangible assets                                         329,903       385,661
Other assets                                              645,851       841,156
                                                     ------------  ------------
      TOTAL ASSETS                                   $282,734,252  $290,415,444
                                                     ============  ============

    LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits:
      Demand                                         $ 42,445,401  $ 42,690,898
      Interest-bearing demand                          33,912,169    35,278,551
      Savings                                          24,314,865    23,462,625
      Time, $100,000 and over                          48,980,517    44,493,979
      Other time                                       76,065,744    80,718,661
                                                     ------------  ------------
                                                     $225,718,696  $226,644,714
   Accrued interest payable                             1,122,550     1,281,166
   FHLB borrowings                                     30,200,000    37,500,000
   Accrued expenses and other liabilities               2,612,377     2,168,119
                                                     ------------  ------------
      TOTAL LIABILITIES                              $259,653,623  $267,593,999
                                                     ============  ============

SHAREHOLDERS' EQUITY

   Common stock, $1 par value; 5,000,000 shares
      authorized; 458,048 shares issued at
      June 30, 2008 and December 31, 2007 and
      451,049 outstanding at June 30, 2008 and
      454,949 outstanding at December 31, 2007       $    458,048  $    458,048
   Capital surplus                                      4,163,592     4,163,592
   Retained earnings                                   20,465,261    19,155,244
   Accumulated other comprehensive income (loss)       (1,541,764)     (747,806)
                                                     ------------  ------------
                                                     $23,545,137   $ 23,029,078
   Less treasury stock, at cost, 6,999 shares in
      2008 and 3,099 shares in 2007                      (464,508)     (207,633)
                                                     ------------  ------------
      TOTAL SHAREHOLDERS' EQUITY                     $ 23,080,629  $ 22,821,445
                                                     ------------  ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $282,734,252  $290,415,444
                                                     ============  ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   JUNE 30,                 JUNE 30,
                                                           -----------------------   -----------------------
                                                              2008         2007         2008         2007
                                                           ----------   ----------   ----------   ----------
INTEREST INCOME
   Interest and fees on loans                              $3,444,702   $3,598,134   $7,061,430   $7,255,996
   Interest and dividends on securities
      U.S. Government agencies and
         corporations                                         140,794      326,642      362,282      657,720
      Corporate bonds                                          91,639         --        146,717           --
      Mortgage backed securities                              344,170      102,957      663,014      205,359
      State and political subdivisions                        132,668       99,210      243,147      202,722
      Dividend income                                          22,580       24,130       50,377       50,700
   Interest on FHLB deposits                                    1,229        2,482        2,080        2,965
   Interest on federal funds sold                                --         28,142         --         36,295
                                                           ----------   ----------   ----------   ----------
                                                           $4,177,782   $4,181,697   $8,529,047   $8,411,757
                                                           ----------   ----------   ----------   ----------
INTEREST EXPENSE
   Interest on interest bearing demand,
      savings and time deposits                            $1,398,183   $1,778,088   $2,920,485   $3,389,969
   Interest on FHLB borrowings                                174,197       70,525      444,786      294,986
                                                           ----------   ----------   ----------   ----------
                                                           $1,572,380   $1,848,613   $3,365,271   $3,684,955
                                                           ----------   ----------   ----------   ----------
         NET INTEREST INCOME                               $2,605,402   $2,333,084   $5,163,776   $4,726,802
PROVISION FOR LOAN LOSSES                                     120,000       35,500      225,000       97,999
                                                           ----------   ----------   ----------   ----------
         NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES                      $2,485,402   $2,297,584   $4,938,776   $4,628,803
                                                           ----------   ----------   ----------   ----------
NONINTEREST INCOME
   Service charges on deposit accounts                     $  344,265   $  336,762   $  674,806   $  640,108
   Other service charges, commissions
      and fees                                                211,154      200,356      411,432      383,430
   Other operating income                                      16,761       78,676       37,060       97,462
   Income from title company                                    3,002        2,695        6,730        5,839
   Net gain on sales of loans                                   9,383       28,953       35,970       55,169
   Net gain (loss) on sales and calls of securities             4,315          238       94,256       (1,879)
   Net gain (loss) on disposal of premises and equipment         --          1,100         (484)          54
                                                           ----------   ----------   ----------   ----------
                                                           $  588,880   $  648,780   $1,259,770   $1,180,183
                                                           ----------   ----------   ----------   ----------
NONINTEREST EXPENSES
   Salaries                                                $  757,779   $  784,139   $1,510,342   $1,526,740
   Employee benefits                                          346,214      302,757      688,792      626,987
   Occupancy of premises                                      123,179      134,270      241,866      263,248
   Furniture and equipment expense                            201,233      210,692      407,271      419,366
   Other operating expenses                                   497,555      526,144    1,036,517    1,034,828
                                                           ----------   ----------   ----------   ----------
                                                           $1,925,960   $1,958,002   $3,884,788   $3,871,169
                                                           ----------   ----------   ----------   ----------
         INCOME BEFORE INCOME TAXES                        $1,148,322   $  988,362   $2,313,758   $1,937,817
PROVISION FOR INCOME TAXES                                    378,679      331,893      764,685      655,211
                                                           ----------   ----------   ----------   ----------
         NET INCOME                                        $  769,643   $  656,469   $1,549,073   $1,282,606
                                                           ==========   ==========   ==========   ==========
BASIC EARNINGS PER SHARE                                   $     1.70   $     1.43   $     3.42   $     2.80
                                                           ==========   ==========   ==========   ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                             ACCUMULATED
                                                                                                OTHER           TOTAL
                                           COMMON     TREASURY     CAPITAL     RETAINED     COMPREHENSIVE   SHAREHOLDERS'
                                            STOCK      STOCK       SURPLUS     EARNINGS        INCOME          EQUITY
                                          --------   ---------   ----------   -----------   -------------   -------------
BALANCE, JANUARY 1, 2007                  $458,048   $      --   $4,163,592   $17,421,402    $(1,720,780)    $20,322,262
Comprehensive income:                                                                                        -----------
   Net income for six months
      ended June 30, 2007                       --          --           --     1,282,606             --       1,282,606
   Change in unrealized gains
      (losses) on securities
      available for sale
      (net of tax of $227,520)                  --          --           --            --       (371,216)       (371,216)
                                                                                                             -----------
Total Comprehensive Income                                                                                       911,390
                                                                                                             -----------
Cash dividends ($.50 per share)                 --          --           --      (229,024)            --        (229,024)
                                          --------   ---------   ----------   -----------    ------------    -----------
BALANCE, JUNE 30, 2007                    $458,048   $      --   $4,163,592   $18,474,984    $(2,091,996)    $21,004,628
                                          ========   =========   ==========   ===========    ============    ===========
BALANCE, JANUARY 1, 2008                  $458,048   $(207,633)  $4,163,592   $19,155,244    $  (747,806)    $22,821,445
                                                                                                             -----------
Comprehensive income:
   Net income for six months
      ended June 30, 2008                       --          --           --     1,549,073             --       1,549,073
   Change in unrealized gains
      (losses) on securities
      available for sale
      (net of tax of $486,619)                  --          --           --            --       (793,958)       (793,958)
                                                                                                             -----------
Total Comprehensive Income                                                                                       755,115
                                                                                                             -----------
Acquisition of treasury stock, at cost,
      3,900 shares                              --    (256,875)          --            --             --        (256,875)
                                                                                                             -----------
Cash dividends ($.53 per share)                 --          --           --      (239,056)            --        (239,056)
                                          --------   ---------   ----------   -----------    ------------    -----------
BALANCE, JUNE 30, 2008                    $458,048   $(464,508)  $4,163,592   $20,465,261    $(1,541,764)    $23,080,629
                                          ========   =========   ==========   ===========    ============    ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                       ----------------------------
                                                                           2008            2007
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $  1,549,073    $  1,282,606
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization on premises, equipment and software        281,961         287,306
   Provision for loan losses                                                225,000          97,999
   Deferred income taxes                                                    (76,262)         33,231
   Net (gain) loss on sale of securities                                    (94,256)          1,879
   Loss on sale of real estate owned                                            484              --
   Net (gain) on disposal of premises and equipment                              --             (54)
   Net (gain) on loans sold                                                 (35,970)        (55,169)
   Loans originated for sale                                             (3,208,550)     (3,248,550)
   Proceeds from loans sold                                               3,244,520       3,303,719
   Decrease in accrued interest receivable                                  107,222          30,320
   Decrease in other assets                                                 232,759         387,908
   Gain on sale of stock                                                         --         (59,369)
   Increase (decrease) in accrued interest payable                         (158,616)        140,094
   (Increase) in cash surrender value on life insurance in excess
      of premiums paid                                                      (85,085)        (58,321)
   Increase (decrease) in accrued expenses and other liabilities            444,258         (97,726)
   Amortization of deferred loan (fees) cost                                 36,326          38,478
   Amortization (accretion) of premium and discount on investments              421          16,182
                                                                       ------------    ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                        $  2,463,285    $  2,100,533
                                                                       ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease in loans, not originated for sale                      $  3,343,934    $  2,935,092
   Proceeds from sales and calls of securities                            2,803,399       1,977,492
   Proceeds from maturities, repayments and calls of securities          26,724,313       1,439,269
   Purchases of securities                                              (26,668,104)     (6,322,957)
   Purchases of Federal Home Loan Bank stock                             (1,125,000)       (656,000)
   Redemptions of Federal Home Loan Bank stock                            1,264,400       1,179,000
   Purchases of premises, equipment and software                           (110,137)       (256,020)
   Proceeds from sales of premises and equipment                                 --           1,100
   Proceeds from sale of stock                                                   --          59,369
   Proceeds from sale of real estate owned                                  150,361              --
   Costs to acquire foreclosed real estate                                   (4,800)             --
   Net (increase) in federal funds sold                                          --      (2,409,000)
   Premiums paid on life insurance                                          (58,434)        (58,434)
                                                                       ------------    ------------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              $  6,319,932    $ (2,111,089)
                                                                       ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) in demand and savings deposits                       $   (759,639)   $ (1,182,553)
   Net increase (decrease) in time deposits                                (166,379)     14,452,949
   Net (decrease) in FHLB borrowings                                     (7,300,000)    (11,700,000)
   Purchase of treasury stock                                              (256,875)             --
   Cash dividends paid                                                     (239,056)       (229,024)
                                                                       ------------    ------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              $ (8,721,949)   $  1,341,372
                                                                       ------------    ------------
      NET INCREASE IN CASH AND CASH EQUIVALENTS                        $     61,268    $  1,330,816
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            7,791,093       7,358,773
                                                                       ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  7,852,361    $  8,689,589
                                                                       ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period:
         Interest                                                      $  3,523,887    $  3,544,861
         Income taxes                                                  $    722,150    $    440,000
   Net transfer to foreclosed real estate, held for sale
      from loans receivable                                            $    233,753    $         --

The Notes to Consolidated Financial Statements are an integral part of these statements.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Basis of Presentation and Contingencies

          In the opinion of CNB Financial Services, Inc. ("CNB" or the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB's financial condition as of June 30, 2008 and the results of operations for the three and six months ended June 30, 2008 and 2007, changes in shareholders' equity and cash flows for the six months ended June 30, 2008 and 2007.

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

          Earnings per share have been computed based on the following weighted average shares outstanding:

                      6/30/2008   6/30/2007
                      ---------   ---------
Quarter ending         451,573     458,048
Year to date ending    453,261     458,048

Note 2. Securities

          The amortized cost and estimated market value of debt securities at June 30, 2008 and December 31, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

          Securities are summarized as follows:

                                                          JUNE 30, 2008                       WEIGHTED
                                       ---------------------------------------------------    AVERAGE
                                                        GROSS        GROSS      ESTIMATED        TAX
                                        AMORTIZED    UNREALIZED   UNREALIZED       FAIR      EQUIVALENT
                                           COST         GAINS       LOSSES        VALUE         YIELD
                                       -----------   ----------   ----------   -----------   ----------
Available for sale:
   U.S. Government agencies and
      corporations
      After 1 but within 5 years       $ 2,640,765    $  1,978    $    6,893   $ 2,635,850      3.95%
      After 5 but within 10 years       10,650,277      26,061       172,783    10,503,555      4.41
                                       -----------    --------    ----------   -----------
                                       $13,291,042    $ 28,039    $  179,676   $13,139,405      4.32%
                                       -----------    --------    ----------   -----------
   Corporate Bonds
      After 1 but within 5 years       $ 1,475,659    $     --    $   46,742   $ 1,428,917      5.73%
      After 5 but within 10 years        5,476,017          --       309,507     5,166,510      5.47
                                       -----------    --------    ----------   -----------
                                       $ 6,951,676    $     --    $  356,249     6,595,427      5.53%
                                       -----------    --------    ----------   -----------
   States and political subdivisions
      Within one year                  $ 1,645,921    $  5,076    $       --   $ 1,650,997      2.73%
      After 1 but within 5 years         3,569,478       6,705        21,032     3,555,151      3.40
      After 5 but within 10 years       10,543,383          --       230,288    10,313,095      3.51
                                       -----------    --------    ----------   -----------
                                       $15,758,782    $ 11,781    $  251,320   $15,519,243      3.40%
                                       -----------    --------    ----------   -----------
   Mortgage backed securities:
      Government issued or
         guaranteed                    $16,629,273    $ 39,250    $  301,411   $16,367,112      5.35%
                                       -----------    --------    ----------   -----------
   Collateralized mortgage
      obligations:
      Government issued or
         guaranteed                    $ 8,799,477    $ 50,791    $  111,069   $ 8,739,199      5.19%
      Privately issued                   1,843,377          --       227,331     1,616,046      5.84
                                       -----------    --------    ----------   -----------
                                       $10,642,854    $ 50,791    $  338,400   $10,355,245      5.31%
                                       -----------    --------    ----------   -----------
Total securities available for sale    $63,273,627    $129,861    $1,427,056   $61,976,432      4.66%
                                       ===========    ========    ==========   ===========
Restricted:
   Federal Home Loan Bank stock        $ 2,484,200    $     --    $       --     2,484,200      3.75%
                                       ===========    ========    ==========   ===========

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
                                       ===========    ========     ========    ===========

          The fair value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $14,712,373 at June 30, 2008 and $19,138,493 at December 31, 2007.

          Proceeds from sales of securities available for sale (excluding maturities and calls) during the six months ended June 30, 2008 and 2007 were $2,803,399 and $1,977,492, respectively. Gross gains (losses) of $55,278 and $(0) during the six months ended June 30, 2008 on respective sales of securities and $1,066 and $(3,002) for the six months ended June 30, 2007 were realized on the respective sales. Gross gains of $38,978 and $57 during the six months ended June 30, 2008 and 2007, respectively were realized on called securities.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2. Securities (continued)

          The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008 and December 31, 2007.

          Securities with unrealized losses are summarized as follows:

                                                                      JUNE 30, 2008
                                       ---------------------------------------------------------------------------
                                          LESS THAN 12 MONTHS       12 MONTHS OR MORE               TOTAL
                                       ------------------------   ---------------------   ------------------------
                                           FAIR      UNREALIZED     FAIR     UNREALIZED       FAIR      UNREALIZED
DESCRIPTION OF SECURITIES                 VALUE        LOSSES      VALUE       LOSSES        VALUE        LOSSES
-------------------------              -----------   ----------   --------   ----------   -----------   ----------
U.S. Government agencies and
   corporations                        $10,136,334   $  179,676   $     --     $    --    $10,136,334   $  179,676
Corporate bonds                          6,595,427      356,249         --          --      6,595,427      356,249
State and political subdivisions        12,290,909      243,109    211,198       8,211     12,502,107      251,320
Mortgage backed securities:
   Government issued or guaranteed      12,840,276      276,773    509,486      24,638     13,349,762      301,411
Collateralized mortgage obligations:
   Government issued or guaranteed       4,129,433      111,069         --          --      4,129,433      111,069
   Privately issued                      1,616,046      227,331         --          --      1,616,046      227,331
                                       -----------   ----------   --------     -------    -----------   ----------
Total temporarily impaired
   securities                          $47,608,425   $1,394,207   $720,684     $32,849    $48,329,109   $1,427,056
                                       ===========   ==========   ========     =======    ===========   ==========

                                                                      DECEMBER 31, 2007
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
                                       ===========     =======    ===========    ========    ===========    ========

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3. Loans and Leases Receivable

          Major classifications of loans at June 30, 2008 and December 31, 2007, were as follows:

                                   JUNE 30,     DECEMBER 31,
                                     2008           2007
                                 ------------   ------------
Loans:
   Real estate                   $138,652,895   $143,012,227
   Commercial real estate          38,788,575     37,587,676
   Consumer                        15,148,212     15,544,183
   Commercial                       8,084,859      8,179,019
   Overdrafts                          76,243        104,240
                                 ------------   ------------
                                 $200,750,784   $204,427,345
Leases                                107,852        112,838
                                 ------------   ------------
                                 $200,858,636   $204,540,183
Net deferred loan fees, costs,
   premiums and discounts             244,017        273,123
Allowance for loan losses          (2,272,821)    (2,144,461)
                                 ------------   ------------
                                 $198,829,832   $202,668,845
                                 ============   ============

     An analysis of the allowance for possible loan losses is as follows:

                                            JUNE 30,
                                     -----------------------   DECEMBER 31,
                                       2008          2007          2007
                                     ----------   ----------   ------------
Balance, Beginning                   $2,144,461   $2,131,523    $2,131,523
   Provision charged to operations      225,000       97,999       168,999
   Recoveries                            63,508       75,625       183,281
   Loans charged off                   (160,148)    (165,665)     (339,342)
                                     ----------   ----------    ----------
Balance, Ending                      $2,272,821   $2,139,482    $2,144,461
                                     ==========   ==========    ==========

          The following is a summary of information pertaining to impaired loans:

                                                    JUNE 30,
                                                ---------------   DECEMBER 31,
                                                  2008     2007       2007
                                                --------   ----   ------------
                                                        (in thousands)
Impaired loans without a valuation allowance    $     --    $--    $       --
Impaired loans with a valuation allowance (1)    867,908     --     1,410,100
                                                --------    ---    ----------
Total impaired loans                            $867,908    $--    $1,410,100
                                                ========    ===    ==========
Valuation allowance related to impaired loans   $229,052    $--    $  254,680

(1) Some of these loans have government agency guarantees reducing the bank's exposure by $71,191 for June 30, 2008 and $261,592 for December 31, 2007

                                                     JUNE 30,
                                                -----------------   DECEMBER 31,
                                                   2008      2007       2007
                                                ----------   ----   ------------
                                                  (in thousands)
Average investment in impaired loans            $1,139,004    $--     $705,050
                                                ==========    ===     ========
Interest income recognized on impaired loans    $   12,237    $--     $ 85,185
                                                ==========    ===     ========
Interest income recognized on a cash basis on
   impaired loans                               $   12,237    $--     $ 85,185
                                                ==========    ===     ========

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

                                                   JUNE 30,
                                            ---------------------   DECEMBER 31,
                                              2008         2007         2007
                                            ----------   --------   ------------
Foreclosed real estate (other real estate
   owned)                                   $  238,553   $     --    $  150,845
Impaired loans, not on nonaccrual              297,088         --       847,852
Nonaccrual loans, impaired (1)                 570,820         --       562,248
Nonaccrual loans, not impaired                 680,119    658,768       551,904
Loans past due 90 days or more still
   accruing interest                                --         --            --
                                            ----------   --------    ----------
   Total non-performing assets              $1,786,580   $658,768    $2,112,849
                                            ==========   ========    ==========

(1) Some of these loans have government agency guarantees reducing the bank's exposure by $71,191 at June 30, 2008 and $261,592 at December 31, 2007.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 4. Time Deposits

          At June 30, 2008, the scheduled maturities of time deposits are as follows:

                            TIME DEPOSITS       ALL TIME
                          $100,000 AND OVER     DEPOSITS
                          -----------------   ------------
Within 3 months              $13,236,207      $ 31,674,621
3 months thru 6 months         3,806,284        13,339,099
6 months thru 12 months        2,058,069         7,457,603
Over 12 months                29,879,956        72,574,938
                             -----------      ------------
                             $48,980,516      $125,046,261
                             ===========      ============

Note 5. Federal Home Loan Bank Borrowings

                                          JUNE 30,
                                  ------------------------   DECEMBER 31,
                                      2008         2007           2007
                                  -----------   ----------   ------------
Federal Home Loan Bank advances   $30,200,000   $6,800,000    $37,500,000

          CNB Bank, Inc. is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh and, as such, can take advantage of the FHLB program for overnight and term advances at published daily rates. At June 30, 2008, the Bank has short term and long term advances with FHLB. Under the terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying mortgages and US government agencies and mortgage-backed securities. In addition, all of the Bank's stock in the FHLB is pledged as collateral for such debt. Term advances available under this agreement are limited by available and qualifying collateral and the amount of FHLB stock held by the borrower.

Note 6. Pension Plan

          CNB Bank, Inc. has an obligation under a defined benefit plan covering all eligible employees. See Note 11 "Pension Plan" to our consolidated financial statements in our most recently filed Annual Report on Form 10-K for further information.

          The components of net periodic plan cost charged to operations are as follows:

                                             JUNE 30,
                                      ---------------------
                                         2008       2007
                                      ---------   ---------
Service cost                          $ 121,433   $ 123,911
Interest cost                           153,951     133,622
Expected return on plan assets         (151,314)   (133,577)
Amortization of prior service costs       6,172       6,172
Recognized net actuarial loss            25,951      39,707
                                      ---------   ---------
   Net periodic plan cost             $ 156,193   $ 169,835
                                      =========   =========

          Employer contributions paid during the periods ended June 30, 2008 and 2007 were $250,000 and $386,764, respectively.

                          CNB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 7. Supplemental Retirement Plan

          On January 2, 2004, the Bank entered into a nonqualified supplemental retirement benefit agreement with the President which when fully vested would pay the President or his beneficiary an amount of $30,000 per year for 10 years beginning September 11, 2011, if he retires on or after May 29, 2011. Termination of employment prior to that date other than by reasons of death or disability will result in a reduced benefit. The expense for the six months ended June 30, 2008 and 2007 was $19,713.

Note 8. Health Insurance Plan

          Effective January 1, 2005, the Bank changed its health insurance program to a high deductible plan and concurrently established health reimbursement accounts for each employee in the plan. The Bank has committed for 2008 to fund $750 for each participant. The expense incurred for the health reimbursement accounts for the six months ended June 30, 2008 and 2007 was $27,169 and $28,519, respectively.

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

          The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three and six months ended June 30, 2008 and 2007. This discussion may include forward-looking statements based upon management's expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion and have based all average balances on daily averages.

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

EARNINGS SUMMARY

          Net income for the three months ended June 30, 2008 was $770,000 or $1.70 per share compared to $656,000 or $1.43 per share for the same period in 2007. Annualized return on average assets and average equity were 1.1% and 13.0% respectively, for the three months ended June 30, 2008, compared with 1.0% and 12.5%, respectively, for the three months ended June 30, 2007.

          Net income for the six months ended June 30, 2008 was $1.5 million or $3.42 per share compared to $1.3 million or $2.80 per share for the same period in 2007. Annualized return on average assets and average equity were 1.1% and 13.3% respectively, for the six months ended June 30, 2008, compared with .9% and 12.4% respectively, for the six months ended June 30, 2007.

          Earnings projections for the remainder of 2008 are expected to be impacted by the continued slowing in the Bank's loan demand along with the anticipated tightening of the Bank's net interest margin. Another significant factor affecting the 2008 net income is the increased expense of FDIC insurance which is expected to be approximately $57,000 higher for the second half of 2008 compared to the same period in 2007.

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

          Net interest income for the three months ended June 30, 2008 increased by $272,000 or 11.7% over the same period in 2007. Interest income for the three months ended June 30, 2008 decreased by $4,000 or .1% compared to the same period in 2007, while interest expense decreased by $276,000 or 14.9% during the three months ended June 30, 2008, as compared to the same period in the prior year.

          Net interest income for the six months ended June 30, 2008 increased by $437,000 or 9.2% over the same period in 2007. Interest income for the six months ended June 30, 2008 increased by $117,000 or 1.4% compared to the same period in 2007, while interest expense decreased by $320,000 or 8.7% during the six months ended June 30, 2008, as compared to the same period in the prior year.

          Net interest income increased for the three and six month periods ending June 30, 2008 due to average interest earning assets increased as a faster pace then average interest bearing liabilities and the interest earned on the average interest earning assets decreased at a slower pace then the interest paid on average interest bearing liabilities. During the second quarter of 2008 compared to the same period in 2007, average net interest earning assets increased $10.5 million or 4.1% whereas average net interest bearing liabilities increased $7.1 million or 3.5% resulting in an increase in net interest income. During the six months ended June 30, 2008 compared to the same period in 2007, average net interest earning assets increased $10.0 million or 3.9% whereas average net interest bearing liabilities increased $6.3 million or 3.1% resulting in an increase in net interest income.

          Although, CNB has experienced a shift in the deposit mix from lower yielding demand and savings deposits to higher yielding time deposits, the rates on all interest bearing liabilities are considerably lower compared to the same periods in 2007. CNB has also experienced a significant increase in the average balance of borrowings during these same time periods. These shifts have reduced the full impact of the lower interest rates reflecting only a 64 basis point decrease in rates paid on average interest bearing liabilities for the quarter and only 41 basis point decrease in rates paid on average interest bearing liabilities for the six month period ending June 30, 2008, both time frames compared to the same periods in 2007. During both time frames previously mentioned, CNB also experienced a shift in the interest earning assets from higher yielding loans to lower yielding taxable and tax exempt securities. This shift in part is due to the continued slowing of the Bank's loan demand. This shift contributed to the 26 basis point decrease in rates earned on average interest earning assets for the quarter and the 14 basis point decrease in rates earned on average interest earning assets for the six month period ending June 30, 2008, both time frames compared to the same periods in 2007.

          The 64 basis point decrease in rates, for the quarter, paid on average interest bearing liabilities offset by the 26 basis point decreased in rates earned on average interest earning assets contributed to the increase in the net interest margin of 38 basis points while the ratio of net interest income to average interest earning assets increased 27 basis points. The 41 basis point decrease in rates, for the six month period, paid on average interest bearing liabilities offset by a 14 basis point decrease in rates earned on average interest earning assets contributed to the increase in the net interest margin of 27 basis points while the ratio of net interest income to average interest earning assets increased 21 basis points.

          See Table 1 and Table 2 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential.

          The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities.

     TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                        JUNE 30, 2008                     JUNE 30, 2007
                                                ----------------------------      ----------------------------
                                                   QTR                               QTR
                                                 AVERAGE      QTR       YIELD/     AVERAGE      QTR       YIELD/
                                                 BALANCE   INTEREST    RATE (4)    BALANCE   INTEREST    RATE (4)
                                                --------   --------   ---------   --------   --------   ---------
                                                                   (IN THOUSANDS OF DOLLARS)
Interest earning assets:
   Federal funds sold                           $     --    $   --       2.09%    $  2,042    $   28       5.16%
   Securities:
      Taxable                                     47,951       603       5.03       39,165       460       4.70
      Tax-exempt (1)                              15,405       130       5.11       11,093        96       5.24
   Loans (net of unearned interest) (2)(5)(6)    202,789     3,394       6.69      203,318     3,544       6.97
                                                --------    ------       ----     --------    ------       ----
         Total interest earning assets (1)      $266,145    $4,127       6.20%    $255,618    $4,128       6.46%
                                                --------    ------       ----     --------    ------       ----
Nonearning assets:
   Cash and due from banks                      $  6,636                          $  9,082
   Bank premises and equipment, net                5,982                             6,259
   Other assets                                    4,766                             5,076
   Allowance for loan losses                      (2,249)                           (2,193)
                                                --------                          --------
         Total assets                           $281,280                          $273,842
                                                ========                          ========
Interest bearing liabilities:
   Savings deposits                             $ 24,212    $   18       0.30%    $ 25,840    $   32       0.50%
   Time deposits                                 126,189     1,308       4.15      120,504     1,381       4.58
   NOW accounts                                   22,389        47       0.84       40,080       291       2.90
   Money market accounts                          11,743        25       0.85       13,213        74       2.24
   Borrowings                                     27,316       174       2.55        5,148        71       5.52
                                                --------    ------       ----     --------    ------       ----
         Total interest bearing liabilities     $211,849    $1,572       2.97%    $204,785    $1,849       3.61%
                                                --------    ------       ----     --------    ------       ----
Noninterest bearing liabilities:
   Demand deposits                              $ 41,683                          $ 43,905
   Other liabilities                               4,027                             4,221
   Shareholders' equity                           23,721                            20,931
                                                --------                          --------
         Total liabilities and
            shareholders' equity                $281,280                          $273,842
                                                ========                          ========
                                                            ------                            ------
Net interest income (1)                                     $2,555                            $2,279
                                                            ======                            ======
Net interest spread (3)                                                  3.23%                             2.85%
                                                                         ====                              ====
Net interest income to average
   interest earning assets (1)                                           3.84%                             3.57%
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

(5) Interest income on loans excludes fees of $50,566 in 2008 and $54,003 in 2007.

(6) Interest income on loans includes fees of $14,971 in 2008 and $20,314 in 2007 from the Business Manager Program, student loans and lease receivables.

     TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                        JUNE 30, 2008                     JUNE 30, 2007
                                                ----------------------------      ----------------------------
                                                   YTD                               YTD
                                                 AVERAGE      YTD       YIELD/     AVERAGE      YTD       YIELD/
                                                 BALANCE   INTEREST    RATE (4)    BALANCE   INTEREST    RATE (4)
                                                --------   --------   ---------   --------   --------   ---------
                                                                   (IN THOUSANDS OF DOLLARS)
Interest earning assets:
   Federal funds sold                           $     --    $   --       2.63%    $  1,354    $   36       5.16%
   Securities:
      Taxable                                     49,515     1,230       4.97       39,532       924       4.67
      Tax-exempt (1)                              14,000       238       5.15       11,383       196       5.22
   Loans (net of unearned interest) (2)(5)(6)    203,575     6,964       6.84      204,783     7,135       6.97
                                                --------    ------       ----     --------    ------       ----
         Total interest earning assets (1)      $267,090    $8,432       6.31%    $257,052    $8,291       6.45%
                                                --------    ------       ----     --------    ------       ----
Nonearning assets:
   Cash and due from banks                      $  6,711                          $  8,443
   Bank premises and equipment, net                6,034                             6,286
   Other assets                                    4,926                             5,192
   Allowance for loan losses                      (2,220)                           (2,176)
                                                --------                          --------
         Total assets                           $282,541                          $274,797
                                                ========                          ========
Interest bearing liabilities:
   Savings deposits                             $ 23,689    $   35       0.30%    $ 26,332    $   65       0.49%
   Time deposits                                 126,108     2,701       4.28      117,702     2,636       4.48
   NOW accounts                                   22,316       113       1.01       39,026       549       2.81
   Money market accounts                          11,835        71       1.20       13,166       140       2.13
   Borrowings                                     29,437       445       3.02       10,845       295       5.44
                                                --------    ------       ----     --------    ------       ----
         Total interest bearing liabilities     $213,385    $3,365       3.15%    $207,071    $3,685       3.56%
                                                --------    ------       ----     --------    ------       ----
Noninterest bearing liabilities:
   Demand deposits                              $ 41,865                          $ 42,719
   Other liabilities                               3,978                             4,324
   Shareholders' equity                           23,313                            20,683
                                                --------                          --------
         Total liabilities and
            shareholders' equity                $282,541                          $274,797
                                                ========                          ========
                                                            ------                            ------
Net interest income (1)                                     $5,067                            $4,606
                                                            ======                            ======
Net interest spread (3)                                                  3.16%                             2.89%
                                                                         ====                              ====
Net interest income to average
   interest earning assets (1)                                           3.79%                             3.58%
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

(5) Interest income on loans excludes fees of $97,121 in 2008 and $120,779 in 2007.

(6) Interest income on loans includes fees of $38,421 in 2008 and $45,016 in 2007 from the Business Manager Program, student loans and lease receivables.

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

          The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended June 30, 2008 and June 30, 2007 amounted to $120,000 and $35,500, respectively. The provision for loan losses for the six months ended June 30, 2008 and June 30, 2007 amounted to $225,000 and $97,999, respectively mostly due to non performing assets and past due loans increasing from the same period in 2007. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require an adjustment to the reserves as a result of their examination of the bank. See "Nonperforming Assets and Allowance for Loan Losses" for further discussion.

NONINTEREST INCOME

          Noninterest income for the three months ended June 30, 2008 decreased $60,000 or 9.2% to $589,000 from $649,000. Noninterest income for the six months ended June 30, 2008 increased $80,000 or 6.7% to $1.3 million from $1.2 million during the first six months of 2007. The decrease in noninterest income for the three months ended June 30, 2008 is a result of a decrease from the sale of stock in 2007 realizing a $59,000 gain. In 2000, the Bank received shares of stock from the demutualization of an insurance company and sold the stock. The Bank was unaware of 1,644 shares which had been erroneously issued in the name of a bank director. Immediately upon knowledge of the existence of the stock, the bank took possession of the stock and sold it in 2007. The decrease in gain on sale of loans also contributed to the decrease in noninterest income for the three months ended June 30, 2008. These decreases were offset by increases in overdraft account fees, debit card fees and trust fee income. The increase in fees related to overdrafts and debit cards have a direct correlation to the increased deposit base of the bank. Trust fees increased due to a reallocation of trust assets into accounts earning higher management fees offset by the average assets under management decreasing to $39.5 million, a 7.7% decrease over the same period last year.

          For the six months ended June 30, 2008, the contributing factors to the increase in noninterest income are the same as listed above for the second quarter 2008. Another factor contributing to the increase in noninterest income was a significant increase in the gain on sales and calls of securities which totaled $94,000 for the six months ended June 30, 2008 compared to a loss of $2,000 for the same time period in 2007. These increases were offset by a decrease in noninterest income from the sale of stock in the second quarter of 2007 and the decrease in gain on sale of loans in 2008.

NONINTEREST EXPENSES

          Noninterest expenses for the three months ended June 30, 2008, decreased $32,000 or 1.6% and for the six months ended June 30, 2008, increased $14,000 or .4%. Salaries decreased in the second quarter and for the six months ended June 30, 2008 due to a decrease of nine full time equivalent employees from the same time period last year. One of these employees was an executive officer and the other employees who left the Bank's employment were replaced at a lower salary base. Offsetting this decrease was an increase in salaries due to normal merit increases and a portion of the accrual for the expected 2008 year end bonuses to be paid to all employees. Employee benefits increased during these same time periods due to an increase in the post retirement expense resulting from increased medical costs and 401(k) expense offset by a decrease in the group insurance expense. Although there was an increase in the monthly premiums on the group health insurance, this increase was offset by a decrease in the number of employees enrolled in the plan.

          The decrease of $11,000 in other occupancy expense for the three months ended June 30, 2008 is a result of painting at one of the branch locations being performed in the second quarter of 2007. The decrease of $21,000 in other occupancy expense for the six months ended June 30, 2008 is a result of building equipment repairs and minor remodeling at the main branch being performed in the first quarter of 2007. Furniture and equipment expense decreased $9,000 for the three months ended June 30, 2008 and decreased $12,000 for the six months ended June 30, 2008. These decreases are a result of the reduction in the depreciation expense due to some computer hardware becoming fully depreciated during this time period. Equipment expense has also shown a decrease during these time periods. These decreases were offset by increases in software amortization expense and furniture and equipment maintenance contracts.

          Other operating expenses for the three months ended June 30, 2008 decreased $29,000 and for the six months ended June 30, 2008 increased by $2,000. The most significant decreases during the second quarter pertained to the rate reduction adjustment in the franchise tax expense relating to the 2007 tax return and a decrease in professional service fees relating to expenses to become compliant with Sarbanes-Oxley Act of 2002. These expenses have shifted from professional service fees to audit fees for testing of the bank's internal controls in connection with Sarbanes-Oxley Act of 2002. Another significant factor leading to the decrease during the second quarter was in late 2007 the Bank began image processing through Check21 which enabled the Bank to eliminate the cost of their courier services.

          The changes in other operating expenses during the three and six month periods were also due to increases in marketing expense, audit expense, debit card expense and bad check and other losses offset by decreases in stationery, supplies and printing, data processing expense, other outside service fees and deferred compensation expense. Marketing expense has increased due to additional exposure in area newspapers for specific loan and deposit specials. Audit fees increased due to increased costs associated with the bank's ongoing audit functions and the additional costs of testing the bank's internal controls in connection with complying with the Sarbanes-Oxley Act of 2002. The monthly fees for debit cards continue to increase due to increased costs and volume of usage. Bad check and other losses continued to increase in the second quarter 2008 due to numerous fraudulent items the Bank has experienced. The decrease in stationery, supplies and printing and data processing expense is in part due the proof of deposit encoding supplies were not needed after June 2007 as the Bank began image processing through Check21. The deferred compensation expense decreased due to the semi-annual adjustment of the asset and liability accounts in line with the actual cash surrender value of the insurance policies and the future liability on the Bank's books.

INCOME TAXES

          The Bank's provision for income taxes increased $47,000 or 14.1% to $379,000 for the three months ended June 30, 2008. For the six months ended June 30, 2008, income taxes increased $109,000 or 16.7%. The effective tax rates for the second quarter of 2008 and 2007 were 33.0% and 33.6%, respectively and for the six months ended June 30, 2008 and 2007 were 33.1% and 33.8%, respectively. The Bank's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities and loans, and non-deductible expenses, such as life insurance premiums.

FINANCIAL CONDITION

          The Bank's total assets as of June 30, 2008 decreased $7.7 million or 2.6% to $282.7 million from December 31, 2007 due primarily to a $4.0 million decrease in investment securities and a $3.8 million decrease in loans. The Bank's total liabilities decreased $7.9 million or 3.0% to $259.7 million from December 31, 2007 due to a $7.3 million decrease in borrowings and a $926,000 decrease in deposits offset by a $444,000 increase in accrued expenses and other liabilities. Shareholders' equity increased $259,000 to $23.1 million at June 30, 2008, due to net income of $1.5 million offset by the semi-annual cash dividend of $239,000, stock repurchases of $257,000 and a $794,000 decrease in accumulated other comprehensive income. The $794,000 decrease in accumulated other comprehensive income is a direct result of the decrease in market value of available for sale securities. The components of accumulated other comprehensive income at June 30, 2008 and December 31, 2007, were unrealized gains and losses on available for sale securities, net of deferred income taxes and unrecognized pension costs, net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results unless the securities are actually sold. During the third quarter 2007, the Bank instituted a stock repurchase program to repurchase issued shares of common stock of CNB Financial Services, Inc. Through this program as of June 30, 2008, the Bank has repurchased 6,999 shares of CNB Financial Services, Inc. common stock reducing shareholders' equity by $464,508.

LOAN PORTFOLIO

          At June 30, 2008, total loans decreased $3.8 million or 1.9% to $198.8 million from $202.7 million at December 31, 2007. Beginning in January 2007, the Bank began selling all fixed rate mortgage loans to secondary market investors. During the second quarter of 2008, CNB originated and sold $983,000 of loans to secondary market investors and for the six months ended June 30, 2008, CNB originated and sold $3.2 million of loans to secondary market investors. The bank continues to experience a slow down in the loan demand due to the slowdown in the housing market, even though lending officers continue to be proactive in their marketing effort in the bank's lending area.

NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

          Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, impaired loans and foreclosed real estate. The following table summarized the Bank's nonperforming assets as of the periods shown:

                                                                 JUNE 30,
                                                         ---------------------   DECEMBER 31,
                                                            2008        2007        2007
                                                         ----------   --------   -----------
Impaired loans, not on nonaccrual                           297,088         --      847,852
Nonaccrual loans, impaired (1)                              570,820         --      562,248
Nonaccrual loans, not impaired                              680,119    658,768      551,904
Loans past due 90 days or more still accruing interest           --         --           --
                                                         ----------   --------   ----------
      Total non-performing loans                         $1,548,027   $658,768   $1,962,004
                                                         ----------   --------   ----------
Foreclosed real estate (other real estate owned)         $  238,553   $     --   $  150,845
                                                         ----------   --------   ----------
      Total nonperforming assets                         $1,786,580   $658,768   $2,112,849
                                                         ==========   ========   ==========
   Nonperforming loans/Total loans                             0.78%      0.33%        0.97%
   Nonperforming assets/Total assets                           0.63%      0.24%        0.73%
Allowance for loan losses/Total loans                          1.14%      1.06%        1.05%

(1) Some of these loans have government agency guarantees reducing the bank's exposure by $71,191 at June 30, 2008 and $261,592 at December 31, 2007.

          As of June 30, 2008, there are nine loans considered to be impaired with a balance of $868,000 (net of government agency guarantees) and a specific allowance of $83,000. As of June 30, 2008, management is aware of twenty borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $3.1 million. A specific allowance of $255,000 related to these loans has been established as part of the allowance for loan losses. The loans are collateralized and management anticipates any additional potential loss would be minimal. The Bank has recently experienced some foreclosure activity in their mortgage loan portfolio. Although the Bank's mortgage loan portfolio is well secured, if the Bank needs to go to foreclosure on a property, the value of the property may possibly be less than the current appraised value considering the current real estate market. In turn, the Bank may begin to see future write downs on foreclosed properties.

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

          The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. During the first quarter, the Bank considered the general economic conditions in its market area and the significant slowdown in the residential housing market. At June 30, 2008, the Bank had outstanding loans for the development of residential property including loans for spec homes and subdivisions totaling $11.7 million with an additional undisbursed commitment of $2.8 million. At June 30, 2008 and December 31, 2007, the allowance for loan losses totaled $2.3 million and $2.1 million, respectively. The allowance for loan losses as a percentage of loans was 1.1% as of June 30, 2008 and December 31, 2007.

     An analysis of the allowance for loan losses is summarized below:

                                     JUNE 30,             DECEMBER 31,
                                      2008                    2007
                            ----------------------   ----------------------
                                       PERCENT OF              PERCENT OF
                                     LOANS IN EACH            LOANS IN EACH
                                      CATEGORY TO              CATEGORY TO
In thousands                AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS
                            ------   -------------   ------   -------------
Commercial, financial
   and agriculture          $  977         23%       $  886        22%
Real estate - residential
   mortgage                    504         69           479        69
Installment and other          344          8           244         8
Impaired loans                 229         --           255         1
Unallocated                    219        N/A           280       N/A
                            ------        ---        ------       ---
   Total                    $2,273        100%       $2,144       100%
                            ======        ===        ======       ===

DEPOSITS

          The Bank's deposits decreased $926,000 during the six months ended June 30, 2008. This decrease was reflected in demand, interest bearing demand and certificates of deposit under $100,000. All other deposit accounts showed increases for the six months ending June 30, 2008. In early 2007, the Bank began offering the Ultimate Invest checking account which carries a rate, determined by the balance in the account, of 100 to 200 basis points below the current federal funds rate. The activity in this account type increased in the fall of 2007 due to the lower interest rates offered on savings and Certificates of Deposit accounts at that time. Due to the activity restrictions on this type of account along with the rates falling in early 2008, the Bank experienced a shifting of deposits from the Ultimate Invest account to more easily accessible savings accounts. The shift between Certificates of Deposit and Certificates of Deposit over $100,000 is a direct result of the large volume of maturities of the Bank's 14 month nonrenewable Certificate of Deposit which was featured in early 2007 that carried a competitive rate along with the maturities of other short-term certificates of deposit. The Bank's customers are shifting their money from these matured certificates of deposit into preexisting 36-month Ultimate Certificate of Deposit. The Bank's 36-month Ultimate Certificate of Deposit allows the customer to withdraw all or a portion of the CD on the first or second year anniversary date without penalty and deposits may be made to this CD at any time.

CAPITAL RESOURCES

          Shareholders' equity increased $259,000 or 1.1% during the first six months of 2008 due to $1.5 million in net income offset by the semi-annual cash dividend of $239,000, stock repurchases of $257,000 and a $794,000 decrease in accumulated other comprehensive income. During the third quarter 2007, the Bank instituted a stock repurchase program to repurchase issued shares of common stock of CNB Financial Services, Inc. Through this program as of June 30, 2008, the Bank has repurchased 6,999 shares of CNB Financial Services, Inc. common stock reducing shareholders' equity by $464,508. The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was "well capitalized" at June 30, 2008. The following table summarizes, as of June 30, 2008, the Bank's capital ratios.

                           Components   Actual   Required
                           of Capital    Ratio     Ratio
                           ----------   ------   --------
Tier 1 Capital               $23,927      8.5%      4.0%
Total Risk Based Capital     $26,101     15.0%      8.0%

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

          Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

     Securities

          Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. At June 30, 2008, all of CNB's securities are considered to be Level 2 securities.

     Loans held for sale

          Loans held for sale which is required to be measured in a lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At June 30, 2008, CNB did not have any loans held for sale.

     Impaired loans

          SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan's collateral (if the loan is collateral dependent). Fair value of the loan's collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. CNB had no fair value measurement adjustments to impaired loans as of June 30, 2008.

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

          In June 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." CNB is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on their consolidated financial position, results of operations and cash flows.

          In June 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts." This statement requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarified how SFAS No. 60, "Accounting and Reporting by Insurance Enterprises" applied to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise's risk-management activities. CNB does not expect the adoption of SFAS No. 162 to have any impact on their consolidated financial position, results of operations and cash flows.

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

          The objective of the Bank's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank's liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold which totaled $62.0 million, or 21.9% of total assets at June 30, 2008. In addition, liquidity may be generated through loan repayments, FHLB borrowings and over $9.5 million of available borrowing arrangements with correspondent banks. At June 30, 2008, management considered the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $2.5 million of cash from operations in the first six months of 2008, which compares to $2.1 million during the same time period in 2007. Additional cash of $6.3 million was provided by net investing activities through June 30, 2008, which compares to $2.1 million cash used in net investing activities for the first six months of 2007. Net cash used in financing activities totaled $8.7 million during the first six months of 2008, which compares to $1.3 million cash provided by financing activities during the same time period in 2007. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.

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

          The Bank's base-line scenario holds the prime rate constant at 5.00 percent through June 2009. Based on the July 2008 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing or decreasing interest rate scenario.

CONTRACTUAL OBLIGATIONS

          During the quarter ended June 30, 2008, the Bank entered into a contract with a core processing firm related to the outsourcing of the Bank's processing system. This eight year contract totals approximately $3.9 million. There were no other material changes outside the normal course of business to the quantitative and qualitative disclosures about contractual obligations previously reported on Form 10-K for the year ended December 31, 2007. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" in the Form 10-K for December 31, 2007 for a detailed discussion.

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

          There have been no changes in the Company's internal controls over financial reporting in the fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

          a.) The 2007 annual meeting of stockholders of CNB Financial Services, Inc. was held April 2, 2008.

          b.) Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were reelected.

          c.)  (1) Election of Directors

               Elected to serve as directors until the 2008 annual meeting of stockholders to be held in 2009:

                                   Without
                          For     Authority
                        -------   ---------
Kenneth W. Apple        273,418     19,129
J. Robert Ayers         273,418     19,129
John E. Barker          273,418     19,129
Margaret S. Bartles     273,418     19,129
Jay E. Dick             273,418     19,129
Herbert L. Eppinger     273,418     19,129
Robert L. Hawvermale    273,418     19,129
J. Philip Kesecker      273,418     19,129
Jerald McGraw           273,418     19,129
Martha H. Quarantillo   273,418     19,129
Thomas F. Rokisky       273,418     19,129
Charles S. Trump, IV    273,418     19,129
Arlie R. Yost           273,418     19,129

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

     CNB Financial Services, Inc.
             (Registrant)


Date August 14, 2008                    /s/ Thomas F. Rokisky
                                        ----------------------------------------


Date August 14, 2008                    /s/ Rebecca S. Stotler
                                        ----------------------------------------