Form 10-Q
period 2008-09-30
CNB FINANCIAL SERVICES INC
filed 2008-11-14
CIK 1113336

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-30665
CNB Financial Services, Inc.

(Exact Name of Registrant as specified in its charter)

West Virginia	55–0773918

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

101 S. Washington Street, Berkeley Springs, WV	25411

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number, (304) 258 - 1520
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑       NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 449,581 shares of common stock, par value $1 per share, as of November 14, 2008.

CNB FINANCIAL SERVICES, INC.
Forward-Looking Statements
          The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-Q including statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In order to comply with the terms of the safe harbor, CNB notes that a variety of factors could cause CNB’s actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements. These factors could include the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may become unfavorable resulting in reduced credit quality or demand for loans; (4) legislative or regulatory changes could increase expenses; and (5) competitors may have greater financial resources and develop products that enable them to compete more successfully than CNB; (6) and the current economic environment posing significant challenges and affecting our financial condition and results of operations.. Additionally, consideration should be given to the cautionary language contained elsewhere in this Form 10-Q and in the section on “Risk Factors,” Item 1A in the company’s Annual Report to Shareholders on Form 10-K.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$7,359,566	$7,791,093
Securities available for sale (at approximate market value)	63,578,162	66,017,231
Federal Home Loan Bank stock, at cost	2,442,100	2,623,600
Loans and lease receivable, net	199,945,918	202,668,845
Accrued interest receivable	1,316,154	1,406,804
Foreclosed real estate (held for sale), net	523,134	150,845
Premises and equipment, net	5,886,933	6,111,273
Deferred income taxes	1,705,966	927,843
Cash surrender value of life insurance	1,634,612	1,491,093
Intangible assets	302,024	385,661
Other assets	586,951	841,156

TOTAL ASSETS	$285,281,520	$290,415,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$38,706,535	$42,690,898
Interest-bearing demand	38,503,286	35,278,551
Savings	22,935,056	23,462,625
Time, $100,000 and over	48,869,430	44,493,979
Other time	74,480,381	80,718,661

	$223,494,688	$226,644,714
Accrued interest payable	988,618	1,281,166
FHLB borrowings	34,350,000	37,500,000
Accrued expenses and other liabilities	2,906,412	2,168,119

TOTAL LIABILITIES	$261,739,718	$267,593,999

SHAREHOLDERS’ EQUITY
Common stock, $1 par value; 5,000,000 shares authorized; 458,048 shares issued at September 30, 2008 and December 31, 2007 and 450,229 outstanding at September 30, 2008 and 454,949 outstanding at December 31, 2007	$458,048	$458,048
Capital surplus	4,163,592	4,163,592
Retained earnings	21,217,790	19,155,244
Accumulated other comprehensive income (loss)	(1,780,938)	(747,806)

	$24,058,492	$23,029,078
Less treasury stock, at cost, 7,819 shares in 2008 and 3,099 shares in 2007	(516,690)	(207,633)

TOTAL SHAREHOLDERS’ EQUITY	$23,541,802	$22,821,445

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$285,281,520	$290,415,444

The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$3,442,160	$3,660,461	$10,503,590	$10,916,457
Interest and dividends on securities
U.S. Government agencies and corporations	150,103	363,928	512,385	1,021,648
Corporate bonds	99,964	—	246,681	—
Mortgage backed securities	370,876	207,845	1,033,890	413,204
State and political subdivisions	135,292	95,851	378,439	298,573
Dividend income	19,641	17,703	70,018	68,403
Interest on FHLB deposits	460	1,762	2,540	4,727
Interest on federal funds sold	—	589	—	36,884

	$4,218,496	$4,348,139	$12,747,543	$12,759,896

INTEREST EXPENSE
Interest on interest bearing demand, savings and time deposits	$1,319,813	$1,750,569	$4,240,298	$5,140,538
Interest on FHLB borrowings	211,251	254,965	656,037	549,951

	$1,531,064	$2,005,534	$4,896,335	$5,690,489

NET INTEREST INCOME	$2,687,432	$2,342,605	$7,851,208	$7,069,407

PROVISION FOR LOAN LOSSES	160,000	31,500	385,000	129,499

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	$2,527,432	$2,311,105	$7,466,208	$6,939,908

NONINTEREST INCOME
Service charges on deposit accounts	$363,041	$367,138	$1,037,847	$1,007,246
Other service charges, commissions and fees	202,258	194,985	613,690	578,415
Other operating income	15,385	15,170	52,445	112,632
Income from title company	2,312	6,323	9,042	12,162
Net gain on sales of loans	15,812	17,162	51,782	72,331
Net gain (loss) on sales and calls of securities	—	(809)	94,256	(2,688)
Net gain (loss) on sale of other real estate owned	(10,000)	—	(10,484)	—
Net gain (loss) on disposal of premises and equipment	—	116	—	170

	$588,808	$600,085	$1,848,578	$1,780,268

NONINTEREST EXPENSES
Salaries	$702,662	$690,588	$2,155,389	$2,147,543
Employee benefits	320,170	296,893	1,008,962	923,880
Occupancy of premises	129,393	121,452	371,259	384,700
Furniture and equipment expense	199,651	225,130	606,922	644,496
Other operating expenses	639,337	601,106	1,733,470	1,705,719

	$1,991,213	$1,935,169	$5,876,002	$5,806,338

INCOME BEFORE INCOME TAXES	$1,125,027	$976,021	$3,438,784	$2,913,838

PROVISION FOR INCOME TAXES	372,497	314,345	1,137,182	969,556

NET INCOME	$752,530	$661,676	$2,301,602	$1,944,282

BASIC EARNINGS PER SHARE	$1.67	$1.44	$5.09	$4.24

The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

					Accumulated
					Other	Total
	Common	Treasury	Capital	Retained	Comprehensive	Shareholders’
	Stock	Stock	Surplus	Earnings	Income	Equity
BALANCE, JANUARY 1, 2007	$458,048	$—	$4,163,592	$17,421,402	$(1,720,780)	$20,322,262

Comprehensive income:
Net income for nine months ended September 30, 2007	—	—	—	1,944,282	—	1,944,282
Change in unrealized gains (losses) on securities available for sale (net of tax of $126,051)	—	—	—	—	205,662	205,662

Total Comprehensive Income						2,149,944

Acquisition of treasury stock, at cost, 2,099 shares		(140,633)				(140,633)

Cash dividends ($.50 per share)	—	—	—	(229,024)	—	(229,024)

BALANCE, SEPTEMBER 30, 2007	$458,048	$(140,633)	$4,163,592	$19,136,660	$(1,515,118)	$22,102,549

BALANCE, JANUARY 1, 2008	$458,048	$(207,633)	$4,163,592	$19,155,244	$(747,806)	$22,821,445

Comprehensive income:
Net income for nine months ended September 30, 2008	—	—	—	2,301,602	—	2,301,602
Change in unrealized gains (losses) on securities available for sale (net of tax of $633,210)	—	—	—	—	(1,033,132)	(1,033,132)

Total Comprehensive Income						1,268,470

Acquisition of treasury stock, at cost, 4,720 shares	—	(309,057)	—	—	—	(309,057)

Cash dividends ($.53 per share)	—	—	—	(239,056)	—	(239,056)

BALANCE, SEPTEMBER 30, 2008	$458,048	$(516,690)	$4,163,592	$21,217,790	$(1,780,938)	$23,541,802

The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,301,602	$1,944,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on premises, equipment and software	416,556	435,384
Provision for loan losses	385,000	129,499
Deferred income taxes	(144,913)	(33,434)
Net (gain) loss on sales and calls of securities	(94,256)	2,688
Loss on sale of real estate owned	10,484	—
Net (gain) on disposal of premises and equipment	—	(170)
Net (gain) on loans sold	(51,782)	(72,331)
Loans originated for sale	(4,239,250)	(4,212,550)
Proceeds from loans sold	4,291,032	4,284,882
(Increase) decrease in accrued interest receivable	90,650	(79,712)
Decrease in other assets	350,324	138,545
Gain on sale of stock	—	(59,369)
Increase (decrease) in accrued interest payable	(292,548)	336,214
(Increase) in cash surrender value on life insurance in excess of premiums paid	(85,085)	(83,321)
Increase in accrued expenses and other liabilities	738,293	18,912
Amortization of deferred loan (fees) cost	45,249	64,955
Amortization (accretion) of premium and discount on investments	7,442	17,653

NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,728,798	$2,832,127

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans, not originated for sale	$1,771,981	$3,217,122
Proceeds from sales of securities	2,803,399	3,796,972
Proceeds from maturities, repayments and calls of securities	28,073,757	2,406,371
Purchases of securities	(30,015,024)	(16,609,965)
Purchases of Federal Home Loan Bank stock	(1,459,000)	(1,740,000)
Redemptions of Federal Home Loan Bank stock	1,640,500	1,402,900
Purchases of premises, equipment and software	(207,289)	(380,996)
Proceeds from sales of premises and equipment	—	1,215
Proceeds from sale of stock	—	59,369
Proceeds from sale of real estate owned	150,361	—
Costs to acquire foreclosed real estate	(12,437)	(5,188)
Net decrease in federal funds sold	—	9,000
Premiums paid on life insurance	(58,434)	(58,434)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$2,687,814	$(7,901,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) in demand and savings deposits	$(1,287,197)	$(21,534,173)
Net increase (decrease) in time deposits	(1,862,829)	17,748,652
Net increase (decrease) in FHLB borrowings	(3,150,000)	8,800,000
Purchase of treasury stock	(309,057)	(140,633)
Cash dividends paid	(239,056)	(229,024)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$(6,848,139)	$4,644,822

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	$(431,527)	$(424,685)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,791,093	7,358,773

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,359,566	$6,934,088

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Interest	$5,188,883	$5,354,275
Income taxes	$1,188,550	$780,500
Net transfer to foreclosed real estate, held for sale from loans receivable	$562,071	$172,893
The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation and Contingencies
          In the opinion of CNB Financial Services, Inc. (“CNB” or the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB’s financial condition as of September 30, 2008 and the results of operations for the three and nine months ended September 30, 2008 and 2007, changes in shareholders’ equity and cash flows for the nine months ended September 30, 2008 and 2007.
          The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in CNB’s Annual Report for the year ended December 31, 2007.
          In the ordinary course of business, the company and its subsidiary are involved in various legal proceedings. In the opinion of the management of CNB, there are no proceedings pending to which CNB is a party or to which its property is subject, which, if determined adversely to CNB, would be material in relation to CNB’s financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of CNB. In addition, no material proceedings are pending or are known to be threatened or contemplated against CNB by government authorities.
          Earnings per share have been computed based on the following weighted average shares outstanding:

	9/30/2008	9/30/2007

Quarter ending	450,619	457,957

Year to date ending	452,374	458,017

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Securities
          The amortized cost and estimated market value of debt securities at September 30, 2008 and December 31, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
          Securities are summarized as follows:

					Weighted
	September 30, 2008				Average
		Gross	Gross	Estimated	Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
Available for sale:
U.S. Government agencies and corporations
After 1 but within 5 years	$3,391,164	$1,142	$13,659	$3,378,647	3.85%
After 5 but within 10 years	10,391,720	21,085	209,451	10,203,354	4.52

	$13,782,884	$22,227	$223,110	$13,582,001	4.36%

Corporate Bonds
After 1 but within 5 years	$1,733,590	$—	$216,463	$1,517,127	5.81%
After 5 but within 10 years	5,477,214	—	828,212	4,649,002	5.47

	$7,210,804	$—	$1,044,675	6,166,129	5.55%

States and political subdivisions
Within one year	$1,037,687	$1,840	$—	$1,039,527	2.80%
After 1 but within 5 years	3,840,555	24,527	7,813	3,857,269	3.39
After 5 but within 10 years	10,715,085	10,581	245,825	10,479,841	3.55

	$15,593,327	$36,948	$253,638	$15,376,637	3.46%

Mortgage backed securities:
Government issued or guaranteed	$17,770,947	$185,046	$56,109	$17,899,884	5.36%

Collateralized mortgage obligations:
Government issued or guaranteed	$9,088,437	$87,297	$106,630	$9,069,104	5.15%
Privately issued	1,814,722	—	330,315	1,484,407	5.85

	$10,903,159	$87,297	$436,945	$10,553,511	5.27%

Total securities available for sale	$65,261,121	$331,518	$2,014,477	$63,578,162	4.70%

Restricted:
Federal Home Loan Bank stock	$2,442,100	$—	$—	2,442,100	3.50%

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Securities (continued)

					Weighted
	December 31, 2007				Average
		Gross	Gross	Estimated	Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
Available for sale:
U.S. Government agencies and corporations
Within one year	$13,892,949	$21,851	$4,802	$13,909,998	4.58%
After 1 but within 5 years	15,236,652	33,176	31,057	15,238,771	4.09
After 5 but within 10 years	1,987,371	33,929	—	2,021,300	5.86

	$31,116,972	$88,956	$35,859	$31,170,069	4.42%

States and political subdivisions
Within one year	$551,482	$311	$1,711	$550,082	2.85%
After 1 but within 5 years	2,064,702	24,344	22,266	2,066,780	3.40
After 5 but within 10 years	8,990,636	2,330	132,262	8,860,704	3.55

	$11,606,820	$26,985	$156,239	$11,477,566	3.49%

Mortgage backed securities:
Government issued or guaranteed	$14,149,889	$86,271	$97,135	$14,139,025	5.37%

Collateralized mortgage obligations:
Government issued or guaranteed	$7,236,286	$80,871	$7,907	$7,309,250	5.54%
Privately issued	1,923,882	12,116	14,677	1,921,321	5.92

	$9,160,168	$92,987	$22,584	$9,230,571	5.62%

Total securities available for sale	$66,033,849	$295,199	$311,817	$66,017,231	4.63%

Restricted:
Federal Home Loan Bank stock	$2,623,600	$—	$—	$2,623,600	6.00%

          The fair value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $15,757,222 at September 30, 2008 and $19,138,493 at December 31, 2007.
          Proceeds from sales of securities available for sale (excluding maturities and calls) during the nine months ended September 30, 2008 and 2007 were $2,803,399 and $1,977,492, respectively. Gross gains (losses) of $55,278 and $(0) during the nine months ended September 30, 2008 on respective sales of securities and $5,537 and $(8,282) for the nine months ended September 30, 2007 were realized on the respective sales. Gross gains of $38,978 and $57 during the nine months ended September 30, 2008 and 2007, respectively were realized on called securities.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Securities (continued)
          The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2008 and December 31, 2007.
          Securities with unrealized losses are summarized as follows:

	September 30, 2008
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$10,082,080	$223,111	$—	$—	$10,082,080	$223,111

Corporate bonds	6,166,130	1,044,675	—	—	6,166,130	1,044,675

State and political subdivisions	8,285,713	249,748	215,545	3,889	8,501,258	253,637

Mortgage backed securities:
Government issued or guaranteed	6,317,344	43,469	503,094	12,640	6,820,438	56,109

Collateralized mortgage obligations:
Government issued or guaranteed	3,977,289	106,630	—	—	3,977,289	106,630
Privately issued	1,484,407	330,315	—	—	1,484,407	330,315

Total temporarily impaired securities	$36,312,963	$1,997,948	$718,639	$16,529	$37,031,602	$2,014,477

	December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$6,999,300	$700	$12,876,348	$35,159	$19,875,648	$35,859

State and political subdivisions	2,067,956	24,596	8,102,090	131,643	10,170,046	156,239

Mortgage backed securities:
Government issued or guaranteed	846,880	4	5,448,594	97,131	6,295,474	97,135

Collateralized mortgage obligations:
Government issued or guaranteed	1,548,343	7,907	—	—	1,548,343	7,907
Privately issued	467,086	14,677	—	—	467,086	14,677

Total temporarily impaired securities	$11,929,565	$47,884	$26,427,032	$263,933	$38,356,597	$311,817

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Securities (continued)
          The Bank’s investments are exposed to various risks, such as interest rate, market, currency and credit risks. Due to the level of risk associated with certain investments and the level of uncertainty related to changes in the value of investments, it is at least reasonably possible that changes in risks in the near term would materially affect investment assets reported in the financial statements.
          In addition, recent economic uncertainty and market events have led to unprecedented volatility in currency, commodity, credit and equity markets culminating in failures of some banking and financial services firms and Government intervention to solidify others. These recent events underscore the level of investment risk associated with the current economic environment, and accordingly the level of risk in the Bank’s investments.
Note 3. Loans and Leases Receivable
          Major classifications of loans at September 30, 2008 and December 31, 2007, were as follows:

	September 30,	December 31,
	2008	2007
Loans:
Real estate	$137,904,738	$143,012,227
Commercial real estate	39,184,143	37,587,676
Consumer	16,517,531	15,544,183
Commercial	7,843,102	8,179,019
Overdrafts	392,072	104,240

	$201,841,586	$204,427,345

Leases	106,632	112,838

	$201,948,218	$204,540,183
Net deferred loan fees, costs, premiums and discounts	289,297	273,123
Allowance for loan losses	(2,291,597)	(2,144,461)

	$199,945,918	$202,668,845

          An analysis of the allowance for possible loan losses is as follows:

	September 30,		December 31,
	2008	2007	2007
Balance, Beginning	$2,144,461	$2,131,523	$2,131,523
Provision charged to operations	385,000	129,499	168,999
Recoveries	120,032	161,574	183,281
Loans charged off	(357,896)	(261,329)	(339,342)

Balance, Ending	$2,291,597	$2,161,267	$2,144,461

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Loans and Leases Receivable (continued)
          The following is a summary of information pertaining to impaired loans:

	September 30,		December 31,
	2008	2007	2007
	(in thousands)
Impaired loans without a valuation allowance	$—	$—	$—
Impaired loans with a valuation allowance (1)	1,935,974	—	1,410,100

Total impaired loans	$1,935,974	$—	$1,410,100

Valuation allowance related to impaired loans	$453,788	$—	$254,680

(1)	Some of these loans have government agency guarantees reducing the bank’s exposure by $66,431 for September 30, 2008 and $261,592 for December 31, 2007

	September 30,		December 31,
	2008	2007	2007
	(in thousands)
Average investment in impaired loans	$1,673,037	$—	$705,050

Interest income recognized on impaired loans	$50,693	$—	$85,185

Interest income recognized on a cash basis on impaired loans	$50,693	$—	$85,185

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

	September 30,		December 31,
	2008	2007	2007
Foreclosed real estate (other real estate owned)	$523,134	$178,081	$150,845
Impaired loans, not on nonaccrual	692,871	—	847,852
Nonaccrual loans, impaired (1)	1,243,103	—	562,248
Nonaccrual loans, not impaired	779,254	773,275	551,904
Loans past due 90 days or more still accruing interest	—	—	—

Total non-performing assets	$3,238,362	$951,356	$2,112,849

(1)	Some of these loans have government agency guarantees reducing the bank’s exposure by $66,431 at September 30, 2008 and $261,592 at December 31, 2007.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4. Time Deposits
     At September 30, 2008, the scheduled maturities of time deposits are as follows:

	Time Deposits	All Time
	$100,000 and Over	Deposits
Within 3 months	$5,460,269	$17,308,613
3 months thru 6 months	1,445,552	6,535,757
6 months thru 12 months	3,352,582	9,437,226
Over 12 months	38,611,027	90,068,215

	$48,869,430	$123,349,811

Note 5. Federal Home Loan Bank Borrowings

	September 30,		December 31,
	2008	2007	2007
Federal Home Loan Bank advances	$34,350,000	$27,300,000	$37,500,000
          CNB Bank, Inc. is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh and, as such, can take advantage of the FHLB program for overnight and term advances at published daily rates. At September 30, 2008, the Bank has short term and long term advances with FHLB. Under the terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying mortgages and US government agencies and mortgage-backed securities. In addition, all of the Bank’s stock in the FHLB is pledged as collateral for such debt. Term advances available under this agreement are limited by available and qualifying collateral and the amount of FHLB stock held by the borrower.
Note 6. Pension Plan
          CNB Bank, Inc. has an obligation under a defined benefit plan covering all eligible employees. See Note 11 “Pension Plan” to our consolidated financial statements in our most recently filed Annual Report on Form 10-K for further information.
          The components of net periodic plan cost charged to operations are as follows:

	September 30,
	2008	2007
Service cost	$181,731	$185,866
Interest cost	230,511	200,433
Expected return on plan assets	(226,971)	(200,365)
Amortization of prior service costs	9,258	9,257
Recognized net actuarial loss	38,927	59,561

Net periodic plan cost	$233,455	$254,752

          Employer contributions paid during the periods ended September 30, 2008 and 2007 were $250,000 and $387,769, respectively.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Supplemental Retirement Plan
          On January 2, 2004, the Bank entered into a nonqualified supplemental retirement benefit agreement with the President which when fully vested would pay the President or his beneficiary an amount of $30,000 per year for 10 years beginning June 11, 2011, if he retires on or after May 29, 2011. Termination of employment prior to that date other than by reasons of death or disability will result in a reduced benefit. The expense for the nine months ended September 30, 2008 and 2007 was $29,569.
Note 8. Health Insurance Plan
          Effective January 1, 2005, the Bank changed its health insurance program to a high deductible plan and concurrently established health reimbursement accounts for each employee in the plan. The Bank has committed for 2008 to fund $750 for each participant. The expense incurred for the health reimbursement accounts for the nine months ended September 30, 2008 and 2007 was $40,556 and $43,313, respectively.
Note 9. Reserve Funds
          In 2005, the Bank began offering a money market mutual fund product to commercial depositors to enable these depositors to earn interest on their business checking accounts. Although this product offered a higher rate of return, it was not subject to FDIC insurance. On September 17, 2008, the Bank was notified by The Reserve, the company managing these money market mutual funds, of the net asset value of these funds would be 97%. The Bank has committed to cover up to 3% should the final liquidation result in a 97% payment. The expense incurred for the reimbursement of the 3% for the three and nine months ended September 30, 2008 was $14,261.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
          CNB Financial Services, Inc. (“CNB” or the “Company”) was organized under the laws of West Virginia in March 2000 at the direction of the Board of Directors of CNB Bank, Inc. formerly Citizens National Bank, (the “Bank”) for the purpose of becoming a financial services holding company. The Company’s primary function is to direct, plan and coordinate the business activities for the Bank and its subsidiary. We refer to the Company and its subsidiary as “CNB”.
          On August 31, 2000, the Bank, via merger, became a wholly-owned subsidiary of the Company and the shareholders of the Bank became shareholders of the Company. Each Bank shareholder received two shares of the Company stock for each share of the Bank’s common stock. The merger was accounted for as a pooling of interests.
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
          The Bank formed CNB Insurance Services, Inc., a wholly owned subsidiary, which was a property and casualty insurance agency selling primarily personal lines of insurance. On April 27, 2006, CNB Insurance Services, Inc. entered into an agreement with Maiden Financial, Inc. Under the terms of the agreement, which was completed on June 1, 2006, CNB Insurance Services, Inc. sold to Maiden Financial Inc. certain assets constituting CNB Insurance Services, Inc.’s insurance business for a purchase price of $153,332 resulting in a gain of $143,913.
          The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three and nine months ended September 30, 2008 and 2007. This discussion may include forward-looking statements based upon management’s expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion and have based all average balances on daily averages.
CRITICAL ACCOUNTING POLICIES
          CNB has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of CNB’s consolidated financial statements. The significant accounting policies of CNB are described in “Item 1, Critical Accounting Policies” and Note 1: Summary of Significant Accounting Policies of the Consolidated Financial Statements on Form 10-K as of December 31, 2007, and along with the disclosures presented in other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers to be critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgment and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.
          CNB views the determination of the allowance for loan losses as a critical accounting policy that requires the most significant judgments, assumptions and estimates used in the preparation of its consolidated financial statements. For a more detailed discussion on the allowance for loan losses, see Nonperforming Loans and Allowance For Loan Losses in the Management’s Discussion and Analysis and Allowance for Loan Losses in Note 1: Summary of Significant Accounting Policies and Note 4: Loans and Leases Receivable in the Notes to Consolidated Financial Statements in the Form 10-K for December 31, 2007.
EARNINGS SUMMARY
          Net income for the three months ended September 30, 2008 was $753,000 or $1.67 per share compared to $662,000 or $1.44 per share for the same period in 2007. Annualized return on average assets and average equity were 1.1% and 13.0% respectively, for the three months ended September 30, 2008, compared with .9% and 12.6%, respectively, for the three months ended September 30, 2007.

          Net income for the nine months ended September 30, 2008 was $2.3 million or $5.09 per share compared to $1.9 million or $4.24 per share for the same period in 2007. Annualized return on average assets and average equity were 1.1% and 13.2% respectively, for the nine months ended September 30, 2008, compared with .9% and 12.5% respectively, for the nine months ended September 30, 2007.
          Earnings projections for the remainder of 2008 are expected to be impacted by the continued slowing in the Bank’s loan demand along with the anticipated additional writedowns on foreclosed properties and loans. The Bank is increasing the provision for loan losses during the fourth quarter 2008 by an additional $250,000 due to the inability to sell foreclosed properties and the growing impaired loan portfolio. The Bank is anticipating material writeoffs in the fourth quarter 2008 on disposed equipment due to the Bank’s outsourcing conversion in December 2008. Another significant factor affecting the 2008 net income is the increased expense of FDIC insurance which is expected to be approximately $57,000 higher for the second half of 2008 compared to the same period in 2007.
NET INTEREST INCOME
          Net interest income represents the primary component of CNB’s earnings. It is the difference between interest and fee income related to earning assets and interest expense incurred to carry interest-bearing liabilities. Changes in the volume and mix of interest earning assets and interest bearing liabilities, as well as changing interest rates, impact net interest income. To manage these changes, their impact on net interest income and the risk associated with them, CNB utilizes an ongoing asset/liability management program. This program includes analysis of the difference between rate sensitive assets and rate sensitive liabilities, earnings sensitivity to rate changes, and source and use of funds. A discussion of net interest income and the factors impacting it is presented below.
          Net interest income for the three months ended September 30, 2008 increased by $345,000 or 14.7% over the same period in 2007. Interest income for the three months ended September 30, 2008 decreased by $130,000 or 3.0% compared to the same period in 2007, while interest expense decreased by $474,000 or 23.7% during the three months ended September 30, 2008, as compared to the same period in the prior year.
          Net interest income for the nine months ended September 30, 2008 increased by $782,000 or 11.1% over the same period in 2007. Interest income for the nine months ended September 30, 2008 decreased by $12,000 or .1% compared to the same period in 2007, while interest expense decreased by $794,000 or 14.0% during the nine months ended September 30, 2008, as compared to the same period in the prior year.
          Net interest income increased for the three month period ending September 30, 2008 due to the interest earned on the average interest earning assets decreased at a slower pace than the interest paid on average interest bearing liabilities. Although during the third quarter of 2008 compared to the same period in 2007, both average net interest earning assets and average net interest bearing liabilities increased $4.3 million, the 96 basis point decrease in rates paid on average interest bearing liabilities offset by the 30 basis point decrease in rates earned on average interest earning assets contributed to the increase in net interest income and an increased net interest margin. The net interest margin increased by 66 basis point while the ratio of net interest income to average interest earning assets increased 46 basis points.
          During the nine months ended September 30, 2008 compared to the same period in 2007, average net interest earning assets increased $8.1 million or 3.1% whereas average net interest bearing liabilities increased only $5.6 million or 2.7% resulting in an increase in net interest income and an increased net interest margin. The 59 basis point decrease in rates, for the nine month period, paid on average interest bearing liabilities offset by a 19 basis point decrease in rates earned on average interest earning assets contributed to the increase in the net interest margin of 40 basis points while the ratio of net interest income to average interest earning assets increased 29 basis points
          For the three and nine month periods ending September 30, 2008 compared to the same periods in 2007, CNB has experienced a decrease in average interest bearing deposit accounts totaling $9.8 million or 5.1% for the third quarter 2008 and $11.4 million or 5.9% for the nine months ending September 30, 2008. The full impact of the decrease in average interest bearing deposit accounts along with considerably lower rates paid on these interest bearing liabilities is reduced by the significantly increased average balance of borrowings the bank held during these same time periods. These factors have reduced the full impact of the lower interest rates reflecting only a 96 basis point decrease in rates paid on average interest bearing liabilities for the quarter and only 59 basis point decrease in rates paid on average interest bearing liabilities for the nine month period ending September 30, 2008, both time frames compared to the same periods in 2007. During both time frames previously mentioned, CNB also experienced a shift in the interest earning assets from higher yielding loans to lower yielding taxable and tax exempt securities. This shift, in part, is due to the continued slowing of the Bank’s loan demand. This shift contributed to the 30 basis point decrease in rates earned on average interest earning assets for the quarter and the 19 basis point decrease in rates earned on average interest earning assets for the nine month period ending September 30, 2008, both time frames compared to the same periods in 2007.

          See Table 1 and Table 2 — Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential.
          The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities.
TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

	SEPTEMBER 30, 2008			SEPTEMBER 30, 2007
	QTR			QTR
	AVERAGE	QTR	YIELD/	AVERAGE	QTR	YIELD/
	BALANCE	INTEREST	RATE (4)	BALANCE	INTEREST	RATE (4)
	(IN THOUSANDS OF DOLLARS)
Interest earning assets:
Federal funds sold	$—	$—	1.94%	$118	$1	5.05%
Securities:
Taxable	50,457	644	5.11	48,661	594	4.88
Tax-exempt (1)	15,365	133	5.25	10,574	93	5.33
Loans (net of unearned interest) (2)(5)(6)	200,991	3,384	6.73	203,199	3,604	7.09

Total interest earning assets (1)	$266,813	$4,161	6.24%	$262,552	$4,292	6.54%

Nonearning assets:
Cash and due from banks	$6,837			$7,269
Bank premises and equipment, net	5,943			6,250
Other assets	5,841			5,589
Allowance for loan losses	(2,315)			(2,178)

Total assets	$283,119			$279,482

Interest bearing liabilities:
Savings deposits	$23,636	$18	0.30%	$25,112	$32	0.51%
Time deposits	123,071	1,230	4.00	128,235	1,513	4.72
NOW accounts	21,806	44	0.81	24,911	130	2.09
Money market accounts	13,319	28	0.84	13,329	76	2.28
Borrowings	33,582	211	2.51	19,539	255	5.22

Total interest bearing liabilities	$215,414	$1,531	2.84%	$211,126	$2,006	3.80%

Noninterest bearing liabilities:
Demand deposits	$40,638			$42,912
Other liabilities	3,918			4,412
Shareholders’ equity	23,149			21,032

Total liabilities and shareholders’ equity	$283,119			$279,482

Net interest income (1)		$2,630			$2,286

Net interest spread (3)			3.40%			2.74%

Net interest income to average interest earning assets (1)			3.94%			3.48%

(1)	Yields are expressed on a tax equivalent basis using a 34% tax rate.

(2)	For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.

(3)	Net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Yields/Rates are expressed on an annualized basis.

(5)	Interest income on loans excludes fees of $57,772 in 2008 and $56,223 in 2007.

(6)	Interest income on loans includes fees of $14,630 in 2008 and $20,422 in 2007 from the Business Manager Program, student loans and lease receivables.

TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

	SEPTEMBER 30, 2008			SEPTEMBER 30, 2007
	YTD			YTD
	AVERAGE	YTD	YIELD/	AVERAGE	YTD	YIELD/
	BALANCE	INTEREST	RATE (4)	BALANCE	INTEREST	RATE (4)
	(IN THOUSANDS OF DOLLARS)
Interest earning assets:
Federal funds sold	$—	$—	2.40%	$938	$37	5.13%
Securities:
Taxable	49,832	1,874	5.01	42,608	1,518	4.75
Tax-exempt (1)	14,458	370	5.17	11,110	289	5.26
Loans (net of unearned interest) (2)(5)(6)	202,707	10,349	6.81	204,249	10,739	7.01

Total interest earning assets (1)	$266,997	$12,593	6.29%	$258,905	$12,583	6.48%

Nonearning assets:
Cash and due from banks	$6,753			$8,047
Bank premises and equipment, net	6,004			6,274
Other assets	5,233			5,328
Allowance for loan losses	(2,252)			(2,177)

Total assets	$282,735			$276,377

Interest bearing liabilities:
Savings deposits	$23,671	$53	0.30%	$25,921	$96	0.49%
Time deposits	125,088	3,931	4.19	121,252	4,149	4.56
NOW accounts	22,145	157	0.95	34,269	678	2.64
Money market accounts	12,333	99	1.07	13,221	217	2.19
Borrowings	30,829	656	2.84	13,780	550	5.32

Total interest bearing liabilities	$214,066	$4,896	3.05%	$208,443	$5,690	3.64%

Noninterest bearing liabilities:
Demand deposits	$41,454			$42,784
Other liabilities	3,957			4,350
Shareholders’ equity	23,258			20,800

Total liabilities and shareholders’ equity	$282,735			$276,377

Net interest income (1)		$7,697			$6,893

Net interest spread (3)			3.24%			2.84%

Net interest income to average interest earning assets (1)			3.84%			3.55%

(1)	Yields are expressed on a tax equivalent basis using a 34% tax rate.

(2)	For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.

(3)	Net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Yields/Rates are expressed on an annualized basis.

(5)	Interest income on loans excludes fees of $154,893 in 2008 and $177,002 in 2007.

(6)	Interest income on loans includes fees of $53,050 in 2008 and $65,438 in 2007 from the Business Manager Program, student loans and lease receivables.

PROVISION FOR LOAN LOSSES
          The amount charged to provision for loan losses is based on management’s evaluation of the loan portfolio. Management determines the adequacy of the allowance for loan losses, based on past loan loss experience, current economic conditions and composition of the loan portfolio. The allowance for loan losses is the best estimate of management of the probable losses which have been incurred as of a balance sheet date.
          The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended September 30, 2008 and September 30, 2007 amounted to $160,000 and $31,500, respectively. The provision for loan losses for the nine months ended September 30, 2008 and September 30, 2007 amounted to $385,000 and $129,499, respectively. The increase in the provision is primarily due to the increase in non performing assets caused in part by the increased foreclosure activity the bank has experienced during 2008 and the increase in past due loans from the same period in 2007. The Bank does plan to increase the provision another $250,000 in the fourth quarter 2008 due to the continued growth of impaired loans and the inability to sell foreclosed properties. However, management believes the allowance for loan losses is adequate and is not aware of any other information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require an adjustment to the reserves as a result of their examination of the bank. See “Nonperforming Assets and Allowance for Loan Losses” for further discussion.
NONINTEREST INCOME
          Noninterest income for the three months ended September 30, 2008 decreased $11,000 or 1.9% to $589,000 from $600,000. Noninterest income for the nine months ended September 30, 2008 increased $68,000 or 3.8%. The decrease in noninterest income for the three months ended September 30, 2008 is mostly a result of an additional $10,000 writedown of foreclosed property along with a decrease in trust fee income and overdraft account fees offset by an increase in debit card fees. The decrease in gain on sale of loans also contributed to the decrease in noninterest income for the three months ended September 30, 2008.
          Trust fees decreased due to trust assets declining in the third quarter from $39.5 million to $36.2 million or 8.4% primarily due to market value decline. The decrease in fees related to overdrafts for the third quarter have a direct correlation to the use of the US government stimulus checks by our customers in the second and third quarters to sustain their accounts and the less frequent deficient status of deposit accounts.
          For the nine months ended September 30, 2008, the increase in noninterest income is a result of an increase in overdraft fees, trust fees and debit card fees. The increase in fees related to overdrafts and debit cards for the nine months have a direct correlation to the increased deposit base of the bank. Trust fees increased due to a reallocation of trust assets into accounts earning higher management fees offset by the assets under management decreasing from $43.0 million to $36.2 million, a 15.8% decrease over the same period last year. Another factor contributing to the increase in noninterest income was a significant increase in the gain on sales and calls of securities which totaled $94,000 for the nine months ended September 30, 2008 compared to a loss of $2,700 for the same time period in 2007. Offsetting these increases were decreases from the sale of stock in the second quarter of 2007 realizing a $59,000 gain and the decrease in gain on sale of loans in 2008.
NONINTEREST EXPENSES
          Noninterest expenses for the three months ended September 30, 2008, increased $56,000 or 2.9% and for the nine months ended September 30, 2008, increased $70,000 or 1.2%. Salaries increased in the third quarter and for the nine months ended September 30, 2008 due to normal merit increases and a portion of the accrual for the expected 2008 year end bonuses to be paid to all employees. The portion of the bonus expensed in the third quarter 2008 totaled $23,000 and for the nine months ended September 30, 2008 totaled $50,000. Offsetting this increase was a decrease in salaries due to the employment of three less full time equivalent employees from the same time period last year. Employee benefits increased during these same time periods due to an increase in the post retirement expense resulting from increased medical costs and 401(k) expense offset by a decrease in the group insurance expense and pension expense. In 2008, Bank employees were offered two different group health insurance plans to pick from, a lower deductible plan which the employee would pay 10% of the premium cost and a higher deductible plan which the bank would pay 100% of the premium cost. With the lower deductible plan which 62% of the participating employees chose, the Bank’s portion of the premium would be approximately the same as the premium paid in 2007. With the higher deductible plan which 38% of the participating employees chose, the yearly savings to the Bank would be approximately $15,000. Along with this change in deductibles and premium charges, the number of employees enrolled in the plan has also declined.
          The increase of $8,000 in other occupancy expense for the three months ended September 30, 2008 is a result of increased property taxes and utilities expense. The decrease of $13,000 in other occupancy expense for the nine months ended September 30, 2008 is a result of building equipment repairs and minor remodeling at the main branch and painting at one of the branch locations being performed in 2007 offset by increases in property taxes. Furniture and equipment expense decreased $25,000 for the three months ended September 30, 2008 and decreased $38,000 for the nine months ended September 30, 2008. These decreases are a result of the reduction in the depreciation expense due to some computer hardware becoming fully depreciated during this time period.

Equipment expense has also shown a decrease during these time periods in 2008 due to in 2007, upgrades were made to LCD displays at a few of the Bank’s ATM machines and numerous repairs to other bank equipment were performed. These decreases were offset by a slight increase in furniture and equipment maintenance contracts.
          Other operating expenses for the three months ended September 30, 2008 increased $38,000 and for the nine months ended September 30, 2008 increased by $28,000. The most significant increases during the third quarter and the nine months ended September 30, 2008 pertained to the FDIC assessment fee and audit fees. The FDIC assessment fee increased due to the Bank’s one time assessment credit was completely exhausted in the second quarter of 2008 causing the assessment to increase from $7,000 in the third quarter 2007 to $34,000 in the third quarter 2008. Audit fees increased due to increased costs associated with the bank’s ongoing audit functions and the additional costs of testing the bank’s internal controls in connection with complying with the Sarbanes-Oxley Act of 2002. Bad check and other losses continued to increase in the third quarter 2008 due to numerous fraudulent items the Bank has experienced.
          Another factor causing the increase in other operating expenses for the three and nine months ended September 30, 2008 was the expense of $14,261 associated with the reimbursement of five commercial customers who participated in the Bank’s money market mutual fund sweep product. This product was offered in 2005 due to demand from commercial depositors to earn interest on their business checking accounts. On September 17, 2008, the Bank was notified by The Reserve, the company managing these money market mutual funds, of the net asset value of these funds would be 97%. The Bank has committed to cover up to 3% should the final liquidation result in a 97% payment.
          Offsetting these increases in other operating expenses were decreases to data processing, stationery, supplies and printing, professional service fees and courier services. The decrease in stationery, supplies and printing and data processing expense is in part due the proof of deposit encoding supplies were not needed after June 2007 as the Bank began image processing through check image exchange. The professional service fees have shifted to audit fees for testing of the bank’s internal controls in connection with Sarbanes-Oxley Act of 2002. Courier services were ended in late 2007 when the Bank began image processing through check image exchange.
INCOME TAXES
          The Bank’s provision for income taxes increased $58,000 or 18.5% to $372,000 for the three months ended September 30, 2008. For the nine months ended September 30, 2008, income taxes increased $168,000 or 17.3%. The effective tax rates for the third quarter of 2008 and 2007 were 33.1% and 32.2%, respectively and for the nine months ended September 30, 2008 and 2007 were 33.1% and 33.3%, respectively. The Bank’s income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities and loans, and non-deductible expenses, such as life insurance premiums.
FINANCIAL CONDITION
          The Bank’s total assets as of September 30, 2008 decreased $5.1 million or 1.8% to $285.3 million from December 31, 2007 due primarily to a $2.4 million decrease in investment securities and a $2.7 million decrease in loans. The Bank’s total liabilities decreased $5.9 million or 2.2% to $261.7 million from December 31, 2007 due to a $3.2 million decrease in borrowings, a $3.2 million decrease in deposits and a $293,000 decrease in accrued interest payable offset by a $738,000 increase in accrued expenses and other liabilities. Shareholders’ equity increased $720,000 to $23.5 million at September 30, 2008, due to net income of $2.3 million offset by the semi-annual cash dividend of $239,000, stock repurchases of $309,000 and a $1.0 million decrease in accumulated other comprehensive income. The $1.0 million decrease in accumulated other comprehensive income is a direct result of the decrease in market value of available for sale securities. The components of accumulated other comprehensive income at September 30, 2008 and December 31, 2007, were unrealized gains and losses on available for sale securities, net of deferred income taxes and unrecognized pension costs, net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results unless the securities are actually sold. During the third quarter 2007, the Bank instituted a stock repurchase program to repurchase issued shares of common stock of CNB Financial Services, Inc. Through this program as of September 30, 2008, the Bank has repurchased 7,819 shares of CNB Financial Services, Inc. common stock reducing shareholders’ equity by $516,690.

LOAN PORTFOLIO
          At September 30, 2008, total loans decreased $2.7 million or 1.3% to $199.9 million from $202.7 million at December 31, 2007. Beginning in January 2007, the Bank began selling all fixed rate mortgage loans to secondary market investors. During the third quarter of 2008, CNB originated and sold $1.0 million of loans to secondary market investors and for the nine months ended September 30, 2008, CNB originated and sold $4.2 million of loans to secondary market investors. Commercial real estate loans have shown an increase of $1.6 million which is primarily attributable to new loan volume. Consumer loans have shown an increase of $973,000 which is primarily attributable to an increase in manufactured home financing and a $824,000 in new student loans funded in 2008 offset by payments made on these loans. The increase in student loans was a result of fewer financial institutions funding student loans. In the fourth quarter 2008, the Bank has suspended funding student loans. The bank continues to experience a slow down in the residential loan demand due to the slowdown in the housing market along with tightened secondary market and private mortgage company guidelines. The Bank’s lending officers continue to be proactive in their marketing effort in the bank’s lending area.
NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES
          Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, impaired loans and foreclosed real estate. The following table summarized the Bank’s nonperforming assets as of the periods shown:

	September 30,		December 31,
	2008	2007	2007
Impaired loans, not on nonaccrual	692,871	—	847,852
Nonaccrual loans, impaired (1)	1,243,103	—	562,248
Nonaccrual loans, not impaired	779,254	773,275	551,904
Loans past due 90 days or more still accruing interest	—	—	—

Total non-performing loans	$2,715,228	$773,275	$1,962,004

Foreclosed real estate (other real estate owned)	$523,134	$178,081	$150,845

Total nonperforming assets	$3,238,362	$951,356	$2,112,849

Nonperforming loans/Total loans	1.36%	0.39%	0.97%
Nonperforming assets/Total assets	1.14%	0.34%	0.73%
Allowance for loan losses/Total loans	1.15%	1.09%	1.05%

(1)	Some of these loans have government agency guarantees reducing the bank’s exposure by $66,431 at September 30, 2008 and $261,592 at December 31, 2007.
          As of September 30, 2008, there are thirteen loans considered to be impaired with a balance of $1.9 million (net of government agency guarantees) and a specific allowance of $302,462. As of September 30, 2008, management is aware of seventeen borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $2.1 million. A specific allowance of $165,987 related to these loans has been established as part of the allowance for loan losses. The Bank has recently experienced some foreclosure activity in their mortgage loan portfolio. Although the Bank’s mortgage loan portfolio is well secured, if the Bank needs to go to foreclosure on a property, the value of the property may possibly be less than the current appraised value considering the current real estate market. In turn, the Bank may begin to see future write downs on foreclosed properties.
          The allowance for loan losses is the best estimate by management of the probable losses which have been incurred as of a balance sheet date. Management makes this determination quarterly by its analysis of overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers and other factors. The Bank’s methodology for determining the allowance for loan losses established both an allocated and an unallocated component. The allocated portion of the allowance represents the results of analyses of individual loans that the Bank monitors for potential credit problems and pools of loans within the portfolio. Management bases the allocated portion of the allowance for loans principally on current loan risk ratings, historical loan loss rates adjusted to reflect current conditions, as well as analyses of other factors that may have affected the collectibility of loans in the portfolio. The Bank analyzes all commercial loans it is monitoring as potential credit problems to determine whether those loans are impaired, with impairment measured by reference to the borrowers’ collateral values and cash flows.
          The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. During the third quarter, the Bank considered the general economic conditions in its market area and the significant slowdown in the residential housing market. At September 30, 2008, the Bank had outstanding loans for the development of residential property including loans for spec homes and subdivisions totaling $11.3 million with an additional undisbursed commitment of $2.6 million. At September 30, 2008 and December 31, 2007, the allowance for loan losses totaled $2.3 million and $2.1 million, respectively. The allowance for loan losses as a percentage of loans was 1.1% as of September 30, 2008 and December 31, 2007.
     An analysis of the allowance for loan losses is summarized below:

	September 30,		December 31,
	2008		2007
		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
In thousands	Amount	Total Loans	Amount	Total Loans
Commercial, financial and agriculture	$927	23%	$886	22%
Real estate — residential mortgage	458	68	479	69
Installment and other	402	8	244	8
Impaired loans	454	1	255	1
Unallocated	51	N/A	280	N/A

Total	$2,292	100%	$2,144	100%

          On October 14, 2008, under authority granted by the Emergency Economic Stabilization Act of 2008 (the “EESA”), the Untied States Department of the Treasury adopted the Troubled Asset Relief Program (“TARP”) and the Capital Purchase Program (the “CPP”) whereby the Treasury will purchase up to $250 billion of preferred stock and warrants to be issued by United States banks, savings associations and their holding companies. CNB has elected not to participate in this progam.
DEPOSITS
          The Bank’s deposits decreased $3.2 million during the nine months ended September 30, 2008. This decrease was reflected in demand, savings and certificates of deposit under $100,000. All other deposit accounts showed increases for the nine months ending September 30, 2008. Interest bearing demand increased $3.2 million for the nine months but during the third quarter 2008 they increased $4.6 million. This significant increase in the third quarter relates to increased balances in a public fund account and the opening of a new public fund deposit relationship. In early 2007, the Bank began offering the Ultimate Invest checking account which carries a rate, determined by the balance in the account, of 100 to 200 basis points below the current federal funds rate. The activity in this account type increased in the fall of 2007 due to the lower interest rates offered on savings and Certificates of Deposit accounts at that time. Due to the activity restrictions on this type of account along with the rates falling in early 2008, the Bank experienced a shifting of deposits from the Ultimate Invest account to more easily accessible savings accounts. The shift between Certificates of Deposit and Certificates of Deposit over $100,000 is a direct result of the large volume of maturities of the Bank’s 14 month nonrenewable Certificate of Deposit which was featured in early 2007 that carried a competitive rate along with the maturities of other short-term certificates of deposit. The Bank’s customers are shifting their money from these matured certificates of deposit into preexisting 36-month Ultimate Certificate of Deposit. The Bank’s 36-month Ultimate Certificate of Deposit allows the customer to withdraw all or a portion of the CD on the first or second year anniversary date without penalty and deposits may be made to this CD at any time.
CAPITAL RESOURCES
          Shareholders’ equity increased $720,000 or 3.2% during the first nine months of 2008 due to $2.3 million in net income offset by the semi-annual cash dividend of $239,000, stock repurchases of $309,000 and a $1.0 million decrease in accumulated other comprehensive income. During the third quarter 2007, the Bank instituted a stock repurchase program to repurchase issued shares of common stock of CNB Financial Services, Inc. Through this program as of September 30, 2008, the Bank has repurchased 7,819 shares of CNB Financial Services, Inc. common stock reducing shareholders’ equity by $516,690. The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was “well capitalized” at September 30, 2008. The following table summarizes, as of September 30, 2008, the Bank’s capital ratios.

	Components	Actual	Required
	of Capital	Ratio	Ratio
Tier 1 Capital	$23,974	8.5%	4.0%
Total Risk Based Capital	$26,178	14.9%	8.0%
FAIR VALUE MEASUREMENTS
          SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:
•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.
          Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:
     Securities
          Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. At September 30, 2008, all of CNB’s securities are considered to be Level 2 securities.
           The Bank’s investments are exposed to various risks, such as interest rate, market, currency and credit risks. Due to the level of risk associated with certain investments and the level of uncertainty related to changes in the value of investments, it is at least reasonably possible that changes in risks in the near term would materially affect investment assets reported in the financial statements.
          In addition, recent economic uncertainty and market events have led to unprecedented volatility in currency, commodity, credit and equity markets culminating in failures of some banking and financial services firms and Government intervention to solidify others. These recent events underscore the level of investment risk associated with the current economic environment, and accordingly the level of risk in the Bank’s investments.
     Loans held for sale
          Loans held for sale which is required to be measured in a lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At September 30, 2008, CNB did not have any loans held for sale.
     Impaired loans
          SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. CNB had no fair value measurement adjustments to impaired loans as of September 30, 2008.

     Other Real Estate Owned
          Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. In the fourth quarter 2008, CNB expects a $40,000 writedown on the existing foreclosed assets due to the inability to sell these assets at the asking price as evidenced at the open house the Bank held on November 1, 2008. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.
RECENTLY ISSUED ACCOUNTING STANDARDS
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on CNB’s consolidated financial position, results of operations and cash flows.
          On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. Under SFAS No. 158, the measurement date — the date at which the benefit obligation and plan assets is measured — is required to be the company’s fiscal year end. The recognition requirements of SFAS No. 158 are effective for publicly held companies for fiscal years ending after December 15, 2006. CNB has implemented SFAS No. 158 effective December 31, 2006 with the exception of the measurement date requirement. This requirement is effective for fiscal years ending after December 15, 2008.
          In September 2006, the Emerging Issues Task Force of the FASB (EITF) issued EITF 06-04. This pronouncement affects the recording of post retirement costs of insurance of bank owned life insurance policies in instances where the Company has promised a continuation of life insurance coverage to persons post retirement. EITF 06-04 requires that a liability equal to the present value of the cost of post retirement insurance be recorded during the insured employees’ term of service. The terms of this pronouncement require the initial recording of this liability with a corresponding adjustment to retained earnings to reflect the implementation of the pronouncement. This EITF becomes effective for fiscal years ending after December 15, 2007. The adoption of EITF 06-04 did not impact CNB’s consolidated financial condition, results of operations and cash flows.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The fair value option established by this SFAS permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This SFAS is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the fiscal year that begins before November 15, 2007 provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” CNB elected not to early adopt SFAS No. 159 or 157. CNB has no current plans to exercise the fair value option for any eligible items under SFAS No. 159.
          In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. This SAB supersedes SAB 105 and expresses the current view of the staff that, consistent with the guidance in SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicted that the staff believed that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. This SAB retains that staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings.
          The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 is not expected to have a material impact on CNB’s financial statements.
          In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 110, “Share Based Payment.” SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment.” SAB 110 is effective January 1, 2008. The adoption of SAB 110 did not impact CNB’s financial statements.

          In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This statement replaces SFAS No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This SFAS applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date of this Statement is the same as that of the related Statement No. 160. An entity may not apply it before that date. CNB is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on their consolidated financial position, results of operations and cash flows.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This SFAS is effective for fiscal years beginning after December 15, 2008. The effective date of this Statement is the same as that of the related statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Earlier adoption is prohibited. CNB is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on their consolidated financial position, results of operations and cash flows.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 and is intended to enhance the current disclosure framework in SFAS No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how these instruments affect an entity’s financial position, financial performance and cash flows. This SFAS is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. CNB is currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on their consolidated financial position, results of operations and cash flows.
          In June 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” CNB is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on their consolidated financial position, results of operations and cash flows.
          In June 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts.” This statement requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarified how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” applied to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. CNB does not expect the adoption of SFAS No. 162 to have any impact on their consolidated financial position, results of operations and cash flows.
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
          The objective of the Bank’s liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank’s liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold which totaled $63.6 million, or 22.3% of total assets at September 30, 2008. In addition, liquidity may be generated through loan repayments, FHLB borrowings and over $4.5 million of available borrowing arrangements with correspondent banks. At September 30, 2008, management considered the Bank’s ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $3.7 million of cash from operations in the first nine months of 2008, which compares to $2.8 million during the same time period in 2007. Additional cash of $2.7 million was provided by net investing activities through September 30, 2008, which compares to $7.9 million cash used in net investing activities for the first nine months of 2007. Net cash used in financing activities totaled $6.8 million during the first nine months of 2008, which compares to $4.6 million cash provided by financing activities during the same time period in

2007. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.
          The objective of the Bank’s interest rate sensitivity management program, also known as asset/liability management, is to maximize net interest income while minimizing the risk of adverse effects from changing interest rates. This is done by controlling the mix and maturities of interest sensitive assets and liabilities. The Bank has established an asset/liability committee for this purpose. Daily management of the Bank’s sensitivity of earnings to changes in interest rates within the Bank’s policy guidelines are monitored by using a combination of off-balance sheet and on-balance sheet financial instruments. The Bank’s Chief Executive Officer, Senior Lending Officer, Chief Financial Officer and the Chief Operations Officer monitor day to day deposit flows, lending requirements and the competitive environment. Rate changes occur within policy guidelines if necessary to minimize adverse effects. Also, the Bank’s policy is intended to ensure the Bank measures a range of rate scenarios and patterns of rate movements that are reasonably possible. The Bank measures the impact that 200 basis point changes in rates would have on earnings over the next twelve months.
          In analyzing interest rate sensitivity for policy measurement, the Bank compares its forecasted earnings in both a “high rate” and “low rate” scenario to a base-line scenario. The Bank’s base-line scenario is its estimated most likely path for future short-term interest rates over the next 12 months. The “high rate” and “low rate” scenarios assume 100 and 200 basis point increases or decreases in the prime rate from the beginning point of the base-line scenario over the most current 12-month period. The Bank’s policy limit for the maximum negative impact on earnings resulting from “high rate” or “low rate” scenarios is 10 percent. The policy measurement period is 12 months in length, beginning with the first month of the forecast.
          The Bank’s base-line scenario holds the prime rate constant at 5.00 percent through September 2009. Based on the October 2008 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing or decreasing interest rate scenario.
CONTRACTUAL OBLIGATIONS
          During the second quarter 2008, the Bank entered into a contract with a core processing firm related to the outsourcing of the Bank’s processing system. This eight year contract totals approximately $3.9 million. There were no other material changes outside the normal course of business to the quantitative and qualitative disclosures about contractual obligations previously reported on Form 10-K for the year ended December 31, 2007. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in the Form 10-K for December 31, 2007 for a detailed discussion.
ITEM 4. CONTROLS AND PROCEDURES
          The Company’s chief executive officer and chief financial officer, based on their evaluation as of the end of the reporting period of this quarterly report of the Company’s disclosure controls and procedures (as defined in Rule 13 (a) — 14 (c) of the Securities Exchange Act of 1934), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13 (a) — 14 (c) and timely, alerting them to material information relating to the Company required to be included in the Company’s filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.
          There have been no changes in the Company’s internal controls over financial reporting in the fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
There are no material legal proceedings to which CNB or its subsidiary is a party, or to which any of their property is subject. However, CNB is involved in various legal proceedings occurring in the ordinary course of business.
Item 1a. Risk Factors
Listed below are risk factors that have been added to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007:
The global financial crisis may have an adverse affect on our Bank, business and results of operations.
Significant declines in the housing market in recent months, falling home prices, increased foreclosures and unemployment as well as problems affecting the automobile industry and business in general may adversely affect the Bank’s loan demand as customers may be reluctant to borrow in this economic environment. Additionally, the economic downturn may result in some of the Bank’s borrowers being unable to make loan repayments and may result in foreclosures and the Bank recording writedowns which would adversely affect the Bank’s results of operations.
The Bank’s investments are exposed to various risks, such as interest rate, market, currency and credit risks. Due to the level of risk associated with certain investments and the level of uncertainty related to changes in the value of investments, it is at least reasonably possible that changes in risks in the near term would materially affect investment assets reported in the financial statements.
In addition, recent economic uncertainty and market events have led to unprecedented volatility in currency, commodity, credit and equity markets culminating in failures of some banking and financial services firms and Government intervention to solidify others. These recent events underscore the level of investment risk associated with the current economic environment, and accordingly the level of risk in the Bank’s investments.
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

CNB Financial Services, Inc.
(Registrant)

Date	November 14, 2008	/s/ Thomas F. Rokisky

Date	November 14, 2008	/s/ Rebecca S. Stotler