Form 10-K
period 2008-12-31
CNB FINANCIAL SERVICES INC
filed 2009-03-18
CIK 1113336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-30665
CNB Financial Services, Inc.

(Exact name of registrant as specified in its charter)

West Virginia	55—0773918

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 S. Washington Street, Berkeley Springs, WV	25411

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, (304) 258 - 1520
Securities to be registered under Section 12(b) of the Act:
None
Securities to be registered under Section 12(g) of the Act:
Common Stock, Par Value $1.00 per share

(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asking price of such common equity, as of the last business day at the registrant’s most recently completed second fiscal quarter (June 30, 2008) was approximately $18.5 million. This amount was based on the last closing sale price of a share of common stock of $67.00 as of the same date.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
448,951 shares of common stock, par value $1 per share, as of February 25, 2009.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the following documents have been incorporated by reference into this form 10-K as indicated:

Documents	10-K Parts

1. CNB Financial Services, Inc. 2009 Proxy Statement	Part III

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY

FORWARD LOOKING STATEMENTS
     In our Annual Report and Form 10-K, we include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plans,” “intends,” or similar words or expressions. You should read statements that contain these words carefully because they discuss our future expectations or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our shareholders. However, there may be events in the future that we are not able to predict accurately or control, including those factors set forth under “Risk Factors” contained herein. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we must inform you that a variety of factors could cause CNB Financial Services, Inc.’s actual results and experiences to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. Our ability to predict the results of the effect of future plans and strategies is inherently uncertain. Some of the risks and uncertainties that may affect the operations, performance, development and results of CNB Financial Services, Inc.’s business include:
•	Changes in market interest rates;

•	Local and national economic trends and conditions;

•	Competition for products and services among community, regional and national financial institutions;

•	New services and product offerings by competitors;

•	Changes in customer preferences;

•	Changes in technology;

•	Legislative and regulatory changes;

•	General economic conditions may become unfavorable resulting in reduced credit quality or demand for loans;

•	Delinquency rates on loans;

•	Changes in accounting principles, policies or guidelines; and

•	Current economic environment.
     You should consider these factors in evaluating any forward-looking statements and not place undue reliance on such statements. We are not obligated to publicly update any forward looking statements we may make in this Form 10-K or our Annual Report to reflect the impact of subsequent events.

Part I
Item 1. DESCRIPTION OF BUSINESS
ORGANIZATIONAL HISTORY AND SUBSIDIARIES
     CNB Financial Services, Inc. (the “Company”) was organized under the laws of West Virginia on March 20, 2000, at the direction of the Board of Directors of CNB Bank, Inc., formerly Citizens National Bank, (the “Bank”) for the purpose of becoming a financial services holding company. The Company and its subsidiary are collectively referred to herein as “CNB.”
     A special meeting of the Bank’s shareholders was held on August 4, 2000, and the shareholders approved the Agreement and Plan of Merger between the Bank and the Company, whereby the Bank became a wholly-owned subsidiary of the Company and the shareholders of the Bank became shareholders of the Company. The merger became effective on August 31, 2000. Each Bank shareholder received two shares of the Company stock for each share of the Bank’s common stock. On August 31, 2000, the Company consummated its merger with the Bank and subsidiary, in a tax-free exchange of stock. Shareholders of the Bank received two shares of CNB Financial Services, Inc. common stock for each of the 229,024 shares of the Bank’s common stock. The merger was accounted for as a pooling of interests.
     CNB became a 50% member of a limited liability company, Morgan County Title Insurance Agency, LLC in February 2001, for the purpose of selling title insurance. As of January 2003, CNB’s percentage of ownership in Morgan County Title Insurance Agency, LLC decreased to 33%.
     The Bank was organized on June 20, 1934 and has operated as a national banking association continuously until October 16, 2006, at which time the Bank obtained a West Virginia state charter and began operating as a state banking association. The Bank formed CNB Insurance Services, Inc., a wholly owned subsidiary, which was a property and casualty insurance agency selling primarily personal lines of insurance. On June 1, 2006, the Bank sold the assets of CNB Insurance Services, Inc. to Maiden Financial. See Note 17: Discontinued Operations in the Notes to Consolidated Financial Statements for further discussion.
EMPLOYEES
     As of December 31, 2008 and 2007, CNB employed 95 and 97 full-time equivalent employees, respectively.
BUSINESS OF CNB FINANCIAL SERVICES, INC. AND CNB BANK, INC.
     The Company’s primary function is to direct, plan and coordinate the business activities of the Bank and its subsidiary.
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
     The Bank offers a full spectrum of lending services to its customers, including commercial loans and lines of credit, residential real estate loans, consumer installment loans and other personal loans. Commercial loans are generally secured by various collateral, including commercial real estate, accounts receivable and business machinery and equipment. Residential real estate loans consist primarily of mortgages on the borrower’s personal residence, and are typically secured by a first lien on the subject property. Consumer and personal loans are generally secured, often by first liens on automobiles, consumer goods or depository accounts. A special effort is made to keep loan products as flexible as possible within the guidelines of prudent banking practices in terms of interest rate risk and credit risk. Bank lending personnel adhere to established lending limits and authorities based on each individual’s lending expertise and experience.
     The Bank’s trust department acts as trustee under trusts and wills, as executor of wills and administrator of estates, as guardian for estates of minors and incompetents and serves in various corporate trust capacities.
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
     West Virginia banks are allowed unlimited branch banking throughout the State. The Interstate Banking and Branch Efficiency Act of 1994 also authorizes interstate branching by acquisition and consolidation nationwide. These and similar provisions impacting both the banking and thrift industries may serve to intensify future competition within the Bank’s market.
AVAILABLE INFORMATION
     Our Internet address is www.cnbwv.com. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, and our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, any document filed by the company with the SEC can be read and copied at the SEC’s public reference facilities at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Copies of documents can also be obtained free of charge by any shareholder by writing to Rebecca S. Stotler, Senior VP/CFO, CNB Financial Services, Inc., 101 S. Washington Street, Berkeley Springs, WV 25411.
SUPERVISION AND REGULATION
     The following is a summary of certain statutes and regulations affecting the Company and its subsidiaries and is qualified in its entirety by reference to such statutes and regulations:
          Bank Holding Company Regulation. The Company is a bank holding company under the Bank Holding Company Act of 1956 (“BHCA”), which restricts the activities of the Company and any acquisition by the Company of voting stock or assets of any bank, savings association or other company. The Company is subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board. The Company’s subsidiary bank is subject to restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to the Company or its subsidiaries, investments in the stock or other securities thereof and the taking of such stock or securities as collateral for loans to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of the Company and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to the Company and other subsidiaries. The Bank is prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve Board. The Company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by the Company or its subsidiaries.
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

          Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, the Bank’s chief executive officer and chief financial officer are each required to certify that CNB’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining, and regularly evaluating the effectiveness of CNB’s internal controls; they have made certain disclosures to CNB’s auditors and the audit committee of the Board of Directors about CNB’s internal controls; and they have included information in CNB’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in CNB’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. Effective in 2009, the audit requirements related to internal controls contained in Section 404 of Sarbanes-Oxley will become applicable to CNB.
          The BHCA also permits the Company to purchase or redeem its own securities. However, Regulation Y provides that prior notice must be given to the Federal Reserve Board if the gross consideration for such purchase or consideration, when aggregated with the net consideration paid by the Company for all such purchases or redemptions during the preceding 12 months, is equal to 10 percent or more of the Company’s consolidated net worth. Prior notice is not required if (i) both before and immediately after the redemption, the bank holding company is well-capitalized; (ii) the financial holding company is well-managed and (iii) the bank holding company is not the subject of any unresolved supervisory issues.
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
          The Financial Services Modernization Act defines “financial in nature” to include: securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating.
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
          The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law. Accordingly, the Bank is also subject to regulation by the FDIC. The FDIC may terminate a bank’s deposit insurance upon finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the bank’s regulatory agency.
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
Capital Requirements
          As a bank holding company, the Company is subject to Federal Reserve Board risk-based capital guidelines. The guidelines establish a systematic framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into account and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance-sheet commitments into four weighted categories, with higher levels of capital being required for categories perceived as representing greater risk. The Bank is subject to substantially similar capital requirements adopted by its applicable regulatory agencies. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a regulatory framework which ties the level of supervisory intervention by bank regulatory authorities primarily to a depository institution’s capital category. Among other things, FDICIA authorized regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. FDICIA established five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The Company is well capitalized as detailed in Note 21: Regulatory Matters in the Notes to Consolidated Financial Statements.
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
Monetary Policy and Economic Conditions
          The business of financial institutions is affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies, including the Federal Reserve Board. The Federal Reserve Board regulates money and credit conditions and interest rates to influence general economic conditions primarily through open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in the reserve requirements against depository institutions’ deposits. These policies and regulations significantly affect the overall growth and distribution of loans, investments and deposits, and the interest rates charged on loans, as well as the interest rates paid on deposits and accounts.
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
Effect of Environmental Regulation
          The Bank’s primary exposure to environmental risk is through its lending activities. In cases when management believes environmental risk potentially exists, the Bank mitigates its environmental risk exposures by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral.
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
International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (U.S. Patriot Act)
          The International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the “Patriot Act”) was adopted in response to the September 11, 2001 terrorist attacks. The Patriot Act provides law enforcement with greater powers to investigate terrorism and prevent future terrorist acts. Among the broad-reaching provisions contained in the Patriot Act are several designed to deter terrorists’ ability to launder money in the United States and provide law enforcement with additional powers to investigate how terrorists and terrorist organizations are financed. The Patriot Act creates additional requirements for banks, which were already subject to similar regulations. The Patriot Act authorizes the Secretary of the Treasury to require financial institutions to take certain “special measures” when the Secretary suspects that certain transactions or accounts are related to money laundering. These special measures may be ordered when the Secretary suspects that a jurisdiction outside of the United States, a financial institution operating outside of the United States, a class of transactions involving a jurisdiction outside of the United States or certain types of accounts are of “primary money laundering concern.” The special measures include the following: (a) require financial institutions to keep records and report on the transactions or accounts at issue; (b) require financial institutions to obtain and retain information related to the beneficial ownership of any account opened or maintained by foreign persons; (c) require financial institutions to identify each customer who is permitted to use a payable-through or correspondent account and obtain certain information from each customer permitted to use the account; and (d) prohibit or impose conditions on the opening or maintaining of correspondent or payable-through accounts.
CRITICAL ACCOUNTING POLICIES
     CNB’s financial position and results of operations are impacted by management’s application of accounting policies involving judgments made to arrive at the carrying value of certain assets. Management’s greatest challenge in implementing its policies is the need to make estimates about the effect of matters that are inherently less than certain. For a detailed discussion of CNB’s significant accounting policies, see Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. A material estimate that is susceptible to significant change is the determination of the allowance for loan losses. Both the estimates of the amount of the allowance for loan losses and the placement of loans on non-accrual status affect the carrying amount of the loan portfolio and accrued interest receivable.
     The allowance for loan losses is a subjective judgment that management must make regarding the loan portfolio, and is established and maintained at levels that management believes are adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Where there is a question as to the impairment of a specific loan, management obtains valuations of the property or collateral securing the loan, and current financial information of the borrower, including financial statements, when available. Since the calculation of appropriate loan loss allowances relies on management’s estimates and judgments relating to inherently uncertain events, actual results may differ from these estimates. For a more detailed discussion on the allowance for loan losses, see Nonperforming Loans and Allowance For Loan Losses in this Management’s Discussion and Analysis and Allowance for Loan Losses in Note 1: Summary of Significant Accounting Policies and Note 4: Loans and Leases Receivable in the Notes to Consolidated Financial Statements.
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
     The banking business is generally a highly competitive business. Our total assets have grown over the past four years from approximately $237.0 million at December 31, 2004, to $282.3 million at December 31, 2008. Our business plan calls for minimal growth over the next three years. Our ability to continue to grow depends, in part, upon our ability to successfully attract deposits and identify favorable loan and investment opportunities. In the event that we do not continue to grow, our results of operations could be adversely impacted.
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
     As of June 30, 2008, based on an FDIC analysis done as of June 30 each year, there were thirteen other banks in CNB’s market area. The total Morgan County commercial bank deposits, which include a total of five banking offices, as of June 30, 2008, were in excess of $226.3 million. The total Berkeley County commercial bank deposits, which include a total of thirty banking offices, as of June 30, 2008, were in excess of $1.0 billion. The total Hancock, Maryland commercial bank deposits, which include three banking offices, as of June 30, 2008, were in excess of $87.8 million. At this same date CNB had a 70.7% share of the Morgan County commercial bank deposits, a 3.5% share of the Berkeley County commercial bank deposits and a 35.3% share of the Hancock, Maryland commercial bank deposits. CNB represents Morgan County’s only locally owned bank, as the other existing commercial banks have their parent-Bank headquarters in Charleston, West Virginia (City National) and Charlotte, North Carolina (BB&T).
     For most of the services which CNB provides, there is also competition from financial institutions other than commercial banks in attracting deposits and in making loans with local offices and those that do business over the internet. We compete for loans principally through the interest rates and loan fees we charge and the efficiency and quality of services we provide. Increasing levels of competition in our banking and financial services businesses may reduce our market share or cause the prices we charge for our services to fall. Our results may differ in future periods depending upon the nature or level of competition. In addition, some traditional banking services or competing services are offered by insurance companies, investment counseling firms and other business firms and individuals. Many of CNB’s competitors have significantly greater financial and marketing resources than we have.
     The existence of larger financial institutions in Morgan and Berkeley Counties, West Virginia and Washington County, Maryland, some of which are owned by larger regional or national companies, influence the competition in CNB’s market area. The principal competitive factors in the market for deposits and loans are interest rates, either paid on deposits or charged on loans. West Virginia law allows statewide branch banking which provides increased opportunities for CNB, but it also increases the potential competition for our service area. In addition, in 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act. Under this Act, absent contrary action by a state’s legislature, interstate branch banking was allowed to occur after June 1, 1997. States are permitted to elect to participate to a variety of degrees in interstate banking or states may elect to “opt out.” In 1996, the West Virginia Legislature elected to “opt in.” Accordingly, out-of-state banks may form de novo banks or may acquire existing branches of West Virginia banks on a reciprocal basis.
In the future, CNB’s lending limit could create a competitive disadvantage.
     In the future, CNB may not be able to attract larger volume customers because the size of loans that CNB can offer to potential customers is less than the size of the loans that many of CNB’s larger competitors can offer. Accordingly, CNB may lose customers seeking large loans to mortgage companies, larger commercial banks and other financial institutions. We anticipate that our lending limit will continue to increase proportionately with CNB’s growth in earnings; however, CNB may not be able to successfully attract or maintain larger customers.
CNB engages in commercial and consumer lending activities which are riskier than residential real estate lending.
     CNB makes loans that involve a greater degree of risk than loans involving residential real estate lending. Commercial business loans may involve greater risks than other types of lending because they are often made based on varying forms of collateral, and repayment of these loans often depends on the success of the commercial venture. Consumer loans may involve greater risk because adverse changes in borrowers’ incomes and employment after funding of the loans may impact their abilities to repay the loans.
     CNB’s loan portfolio at December 31, 2008, consists of the following:

Type of Loan	Percentage of Portfolio
Residential Real Estate Loans	68%
Commercial Loans, principally real estate secured	24%
Consumer Loans	8%
CNB has limited control over its profitability because CNB cannot control the various factors that can cause fluctuations in interest rates.

     Aside from credit risk, the most significant risk resulting from CNB’s normal course of business, extending loans and accepting deposits, is interest rate risk. If market interest rate fluctuations cause CNB’s cost of funds to increase faster than the yield of its interest-earning assets, then its net interest income will be reduced. CNB’s results of operations depend to a large extent on the level of net interest income, which is the difference between income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond CNB’s control, including general economic conditions and the policies of various governmental and regulatory authorities. In establishing interest rates on deposit accounts, CNB considers various factors, including rates offered by competing institutions in their local market. In doing so, CNB tries to offer interest rates which fall in the mid range of the local competing financial institutions.
     To effectively monitor the interest rate risk discussed above, CNB uses a computer model to project the change in net interest income under various changes in interest rates. To provide guidance to management, CNB’s board of directors, through its Asset/Liability/Investment Committee, has established a policy related thereto which includes interest rate risk parameters within which to operate. As of December 31, 2008, CNB’s interest rate risk is within the parameters.
CNB’s success depends on CNB’s management team.
     The departure of one or more of CNB’s officers or other key personnel could adversely affect CNB’s operations and financial position. The Company’s management makes most decisions that involve CNB’s operations. The key personnel have all been with CNB since 2001. They include Thomas F. Rokisky, Patricia C. Muldoon and Rebecca S. Stotler.
An economic slowdown in our market area could hurt CNB’s business.
     Because we focus our business in the Eastern Panhandle of West Virginia and the western part of Maryland, an economic slowdown in these areas could hurt our business. An economic slowdown could have the following consequences:
•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Demand for the products and services of CNB may decline; and

•	Collateral (including real estate) for loans made by CNB may decline in value, in turn reducing customers’ borrowing power and making existing loans less secure.
     The slowdown in both the local and national markets has caused an increase in delinquencies and loan foreclosures. Management anticipates this trend to continue into 2009.
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
CNB is highly regulated.

     The operations of CNB are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on them. Policies adopted or required by these governmental authorities can affect CNB’s business operations and the availability, growth and distribution of CNB’s investments, borrowings and deposits.
CNB may incur increased charge-offs and additional loan loss provision due to negative credit in the future.
     In the future, CNB could experience negative credit quality trends that could lead to a deterioration of asset quality. Such deterioration could require CNB to incur loan charge-offs in the future and incur additional loan loss provision, both of which would have the effect of decreasing earnings.
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

Item 2. PROPERTIES
CNB Financial Services, Inc.
     CNB’s headquarters are located at the main office of CNB Bank, Inc. located at 101 South Washington Street, Berkeley Springs, West Virginia.
CNB Bank, Inc.
     The principal executive office and main banking office is located at 101 South Washington Street, Berkeley Springs, West Virginia. In addition, the bank has owned and operated a full service branch bank located at 1610 Valley Road, Berkeley Springs, West Virginia since 1991. In October 1998, the bank opened a full service branch located at 2646 Hedgesville Road, Martinsburg, West Virginia. In March 2002, the bank opened a full service branch located at 14994 Apple Harvest Drive, Martinsburg, West Virginia. In April 2005, the bank opened an additional full service branch located at 1231 T.J. Jackson Drive, Falling Waters, West Virginia. On January 26, 2004, CNB entered into an agreement to purchase certain assets and liabilities associated with the Hancock Branch of Fidelity Bank, a subsidiary bank of Mercantile Bankshares Corporation (formerly Home Federal). The purchase, which took place on June 11, 2004, increased the assets and liabilities of CNB by $14.6 million. CNB assumed responsibility for all the deposit services including checking, savings and certificate of deposits. Additionally, CNB acquired loans, equipment and leasehold improvements and assumed the lease for the real estate located at 333 East Main Street, Hancock, Maryland. Each of the bank’s locations provides ATM services, in addition to traditional lobby and drive-in services. In November of 1998, the bank acquired CNB Insurance Services, Inc. which was operated out of the main office in Berkeley Springs until June 1, 2006, at which time the bank sold the assets of CNB Insurance Services, Inc. to Maiden Financial. The main office and branches are owned free and clear of any indebtedness. The bank owns all of the facilities described above with the exception of the Hancock, Maryland branch on which the bank owns improvements situated on leased land. Management believes that the facilities are of sound construction, in good operating condition, are appropriately insured and are adequately equipped for carrying on the business of the Company. The net book value of the bank’s premises and equipment as of December 31, 2008, is $5.8 million.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2008.

Part II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The stock of CNB Financial Services, Inc., and prior to the formation of CNB, the Bank, is not listed on an exchange and is not heavily traded. The trades that have occurred are those that, to management’s knowledge, have been individually arranged. The prices listed below are based upon information available to management through discussions with shareholders, and to the best of management’s knowledge, accurately represent the amount at which its stock was traded during the periods indicated. Prices reflect amounts paid by purchasers of the stock and, therefore, may include commissions or fees. The amounts of such commissions or fees, if any, are not known to management. No attempt was made by management to ascertain the prices for every sale made during these periods.
     Based on information that management is aware of, the majority of shares sold during 2008 and 2007 were at a price that ranged from $49 to $80 per share. Book value per share increased from $49.91 at December 31, 2007, to $51.40 at December 31, 2008.
     On August 23, 2007, the Board of Directors approved a stock repurchase program to repurchase issued shares of common stock of CNB Financial Services, Inc. Management is authorized to repurchase up to 45,804 shares or 10% of the outstanding shares of CNB Financial Services, Inc. common stock at the prevailing fair market value. The stock repurchase program will terminate upon the repurchase of 45,804 shares. Through this program as of December 31, 2008, the bank has repurchased 8,897 shares of CNB Financial Services, Inc. common stock of which 1,078 shares was purchased in the fourth quarter reducing shareholders’ equity by a total of $570,512. Below is a listing of the shares repurchased during the fourth quarter of 2008.

	Total Number		Total Number of Shares Purchased	Maximum Number of Shares
	of Shares	Average Price	as Part of Publicly Announced	that may yet be purchased under
Period	Purchased	Paid per Share	Plans or Programs	the Plans or Programs

Beginning balance September 30, 2008			7,819	37,985

October 1, 2008 October 31, 2008	778	$49.90	778	37,207

November 1, 2008 November 30, 2008	—	$—	—	37,207

December 1, 2008 December 31, 2008	300	$50.00	300	36,907

Total	1,078		8,897

     Dividends which have been declared by the Board of Directors semiannually, increased from $1.69 per share in 2007 to $1.90 per share in 2008, a 12.4% increase. The ability of CNB to pay dividends is subject to certain limitations imposed by various banking regulations. See Note 21: Regulatory Matters in the Notes to Consolidated Financial Statements for a more detailed discussion on the limitations. As of February 25, 2009, the number of record holders excluding individual participants in securities positions listings was 666.

     The prices listed below represent the high and low market prices for stock trades reported during each quarter.

			Per Share
	High	Low	Dividend
2008
First quarter	$80.00	$65.00
Second quarter	$67.00	$65.50	$0.53
Third quarter	$63.50	$63.50
Fourth quarter	$63.85	$49.40	$1.37

2007
First quarter	$80.00	$72.00
Second quarter	$80.00	$70.00	$0.50
Third quarter	$72.00	$71.00
Fourth quarter	$72.00	$67.00	$1.19
     CNB’s stock is not traded on an established exchange and there are no known market makers, therefore there is no established public trading market for CNB’s stock. The prices listed above are based upon information available to management through discussions with shareholders, and to the best of management’s knowledge, accurately represent the amount at which its stock was traded during the periods indicated. Prices reflect amounts paid by purchasers of the stock and, therefore, may include commissions or fees. The amounts of such commissions or fees, if any, are not known to management. No attempt was made by management to ascertain the prices for every sale made during these periods.
     The following graph compares the yearly percentage change in CNB’s cumulative total shareholder return on common stock for the five-year period ending December 31, 2008, with the cumulative total return of the Hemscott Index (SIC Code Index 6022-State Commercial Banks). Shareholders may obtain a copy of the index by calling Hemscott, Inc., at telephone number (804) 775-8118. There is no assurance that CNB’s stock performance will continue in the future with the same or similar trends as depicted in the graph.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CNB FINANCIAL SERVICES, INC.,
HEMSCOTT INDEX AND SIC CODE INDEX
ASSUMES $100 INVESTED ON DEC. 31, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2008

	2003	2004	2005	2006	2007	2008

CNB FINANCIAL SERVICES, INC.	100.00	100.60	121.80	135.40	128.87	95.77

SIC CODE INDEX	100.00	108.75	106.93	121.68	108.53	70.43

HEMSCOTT INDEX	100.00	112.17	120.11	139.03	147.95	91.72

SIC Code Index is SIC 6022 State Commercial Banks
Hemscott Index is Hemscott Financial Information Composite Market Value Index
     The information used to determine CNB’s cumulative total shareholder return on its common stock is based upon information furnished to CNB or the bank by one or more parties involved in purchases or sales of CNB’s common stock. There is no public market for CNB’s common stock, and share prices used to determine CNB’s cumulative shareholder return are based upon sporadic trading activity in privately negotiated transactions. We have not attempted to verify or determine the accuracy of the representations made to CNB or the bank.

Item 6. SELECTED FINANCIAL DATA
TABLE 1. FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

	2008	2007	2006	2005	2004
	In thousands except for per share data
At Year-End
Total assets	$282,257	$290,415	$276,069	$258,953	$236,998
Securities available for sale	62,605	66,017	50,873	55,194	59,740
Loans and lease, net of unearned income	200,752	202,669	204,319	180,207	154,920
Deposits	227,895	226,645	233,083	219,288	207,729
Shareholders’ equity	23,218	22,821	20,322	19,008	18,149

Significant Ratios
Return on average assets	0.96%	0.90%	0.92%	1.00%	1.07%
Return on average shareholders’ equity	11.66	11.88	12.46	12.91	13.38
Average shareholders’ equity to average assets	8.21	7.55	7.35	7.76	8.03
Net interest margin	3.92	3.53	3.77	4.12	4.11

Summary of Operations
Interest income	$16,995	$17,201	$15,989	$13,420	$11,715
Interest expense	6,307	7,725	6,269	3,850	3,169
Net interest income	10,688	9,476	9,720	9,570	8,546
Provision for loan losses	940	169	275	352	393
Net interest income after provision for loan losses	9,748	9,307	9,445	9,218	8,153
Non-interest income	2,241	2,400	1,968	2,007	1,972
Non-interest expense	7,967	8,012	7,760	7,541	6,789
Income before income taxes and discontinued operations	4,022	3,695	3,653	3,684	3,336
Discontinued operations	—	—	124	—	—
Income tax expense	1,307	1,191	1,308	1,238	992
Net income	2,715	2,504	2,469	2,446	2,344

Per Share Data
Net income	$6.01	$5.48	$5.39	$5.34	$5.12
Cash dividends	1.90	1.69	1.54	1.44	1.38
Net book value	51.40	49.91	44.37	41.50	39.62

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB, for the full fiscal years ended December 31, 2008 and 2007. This discussion and analysis should be read in conjunction with the audited, consolidated financial statements and accompanying notes. This discussion includes forward-looking statements based upon management’s expectations; actual results may differ. Amounts and percentages used in this discussion have been rounded. All average balances are based on monthly averages.
EARNINGS SUMMARY
     CNB had net income totaling $2.7 million or $6.01 per share, $2.5 million or $5.48 per share and $2.5 million or $5.39 per share for fiscal years 2008, 2007 and 2006, respectively. Annualized return on average assets and average equity were 1.0% and 11.7%, respectively for 2008 compared to .9% and 11.9% for 2007 and .9% and 12.5% for 2006.
     Net income for the year 2009 is expected to be impacted by the continued slowing in the bank’s loan demand along with the possibility of additional writedowns on potential foreclosed properties and loans. The Bank is anticipating an expense of approximately $1.2 million to the provision for loan losses during 2009 due to continued increase in past due loans, loans with weaknesses, impaired loans and foreclosed properties and an additional $50,000 loss on sale of other real estate owned. Another factor affecting the 2009 net income is the increased expense of FDIC insurance which is expected to exceed $700,000 compared to $84,000 in 2008 and also the increased expenses related to the outsourcing of the bank’s technology.
NET INTEREST INCOME
     Net interest income represents the primary component of the bank’s earnings. It is the difference between interest and fee income related to earning assets and interest expense incurred to carry interest-bearing liabilities. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as by changing interest rates. In order to manage these changes, their impact on net interest income and the risk associated with them, the bank utilizes an ongoing asset/liability management program. This program includes analysis of the difference between rate sensitive assets and rate sensitive liabilities, earnings sensitivity to rate changes, and source and use of funds. A discussion of net interest income and the factors impacting it is presented below.
     Net interest income in 2008 increased by $1.2 million or 12.8% over 2007. Interest income in 2008 decreased by $206,000 or 1.2% compared to 2007, while interest expense decreased by $1.4 million or 18.4% during 2008 as compared to 2007. Interest income decreased during 2008 compared to 2007 as a result of a decrease in the average balance of loans and federal funds sold offset by an increase in the average balances of investment securities. Average rates earned on interest earning assets also decreased during 2008 compared to 2007. Interest expense decreased during 2008 compared to 2007 as a result of a decrease in the average balance of savings, NOW accounts and money market accounts offset by an increase in the average balance of time deposit accounts and borrowings. A decrease in the average rates paid on all interest bearing liability accounts also contributed to the decrease in interest expense for 2008.
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
     During 2008, the bank used funds generated from FHLB borrowings and time deposit account growth to fund the purchase of investment securities and loan commitments. During 2007, the bank used funds generated from FHLB borrowings to fund the purchase of investment securities and the deposit account runoff.
     The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities. Net interest margin increased from 2007 to 2008. See Table 2 — Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential.

TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

	DECEMBER 31, 2008			DECEMBER 31, 2007			DECEMBER 31, 2006
	YTD			YTD			YTD
	AVERAGE	YTD	YIELD/	AVERAGE	YTD	YIELD/	AVERAGE	YTD	YIELD/
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE
					In thousands
Interest earning assets:
Federal funds sold	$—	$—	—%	$701	$37	4.97%	$27	$1	4.87%
Securities:
Taxable	49,888	2,514	5.04	45,820	2,192	4.78	44,674	2,116	4.74
Tax-exempt (1)	14,776	510	5.23	11,100	386	5.27	11,298	390	5.23
Loans (net of unearned interest) (2) (4) (5)	202,803	13,757	6.78	204,045	14,356	7.04	194,712	13,211	6.78

Total interest earning assets (1)	$267,467	$16,781	6.27%	$261,666	$16,971	6.49%	$250,711	$15,718	6.27%

Nonearning assets:
Cash and due from banks	$6,590			$7,573			$9,170
Bank premises and equipment, net	5,970			6,249			6,464
Other assets	5,704			5,688			5,521
Allowance for loan losses	(2,292)			(2,171)			(2,136)

Total assets	$283,439			$279,005			$269,730

Interest bearing liabilities:
Savings deposits	$23,540	$69	0.29%	$25,335	$119	0.47%	$30,586	$153	0.50%
Time deposits	125,689	5,148	4.10	122,639	5,632	4.59	99,950	3,791	3.79
NOW accounts	22,348	202	0.90	31,534	772	2.45	42,720	1,189	2.78
Money market accounts	12,801	120	0.94	13,252	287	2.17	10,905	158	1.45
Borrowings	30,538	768	2.51	18,173	915	5.03	18,751	978	5.22

Total interest bearing liabilities	$214,916	$6,307	2.93%	$210,933	$7,725	3.66%	$202,912	$6,269	3.09%

Noninterest bearing liabilities:
Demand deposits	$41,209			$42,575			$43,795
Other liabilities	4,039			4,424			3,207
Shareholders’ equity	23,275			21,073			19,816

Total liabilities and shareholders’ equity	$283,439			$279,005			$269,730

Net interest income (1)		$10,474			$9,246			$9,449

Net interest spread (3)			3.34%			2.83%			3.18%

Net interest income to average interest earning assets (1)			3.92%			3.53%			3.77%

(1)	Yields are expressed on a tax equivalent basis using a 34% tax rate.

(2)	For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.

(3)	Net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Interest income on loans excludes fees of $214,622 in 2008, $229,997 in 2007 and $270,962 in 2006.

(5)	Interest income on loans includes fees of $77,546 in 2008, $86,770 in 2007 and $99,722 in 2006 from the Business Manager Program, student loans and lease receivables.

     Table 3 sets forth a summary of the changes in interest earned and interest expense detailing the amounts attributable to (i) changes in volume (change in average volume times the prior year’s average rate), and (ii) changes in rate (change in the average rate times the prior year’s average volume). The changes in rate/volume (change in the average volume times the change in the average rate), had been allocated to the changes in volume and changes in rate in proportion to the relationship of the absolute dollar amounts of the change in each. During 2008, net interest income increased $841,000 due to changes in volume and increased $387,000 due to changes in interest rates. Also, net interest income was affected by a $15,000 decrease in loan fees. In 2007, net interest income increased $68,000 due to changes in volume and decreased $271,000 due to changes in interest rates. Also, net interest income was affected by a $41,000 decrease in loan fees.
TABLE 3. VOLUME AND RATE ANALYSIS OF CHANGES IN INTEREST INCOME

(Taxable equivalent basis)	2008 over 2007			2007 over 2006
	Change due to		Total	Change due to		Total
	Volume	Rate	Change	Volume	Rate	Change
			In thousands
Interest earned on:
Federal funds sold	$(23)	$(14)	$(37)	$32	$—	$32
Taxable securities	201	121	322	53	17	70
Tax-exempt securities	128	(4)	124	(8)	3	(5)
Loans	(80)	(519)	(599)	643	513	1,156

Total interest earned	$226	$(416)	$(190)	$720	$533	$1,253

Interest expense on:
Savings deposits	$(8)	$(42)	$(50)	$(24)	$(9)	$(33)
Time deposits	141	(625)	(484)	954	887	1,841
NOW accounts	(179)	(391)	(570)	(287)	(130)	(417)
Money market accounts	(8)	(159)	(167)	39	91	130
Other borrowing	(561)	414	(147)	(30)	(35)	(65)

Total interest expense	$(615)	$(803)	$(1,418)	$652	$804	$1,456

Net interest income	$841	$387	$1,228	$68	$(271)	$(203)

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

TABLE 4. INTEREST RATE SPREAD AND NET INTEREST MARGIN ON EARNING ASSETS

(Taxable equivalent basis)	2008		2007		2006
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
			In thousands
Earning assets	$267,467	6.27%	$261,666	6.49%	$250,711	6.27%

Interest bearing liabilities	$214,916	2.93%	$210,933	3.66%	$202,912	3.09%

Interest rate spread		3.34%		2.83%		3.18%
Interest free sources used to fund earning assets(1)	52,551	0.58%	50,733	0.70%	47,799	0.59%

Total sources of funds	$267,467		$261,666		$250,711

Net interest margin		3.92%		3.53%		3.77%

(1)	Non-interest bearing liabilities and shareholders’ equity less non-interest earning assets.
     The following discussion analyzes changes in the bank’s spreads and margins in terms of basis points. A basis point is a unit of measure for interest rates equal to .01%. One hundred basis points equals 1%.
     Interest rate spread increased 51 basis points in 2008 and the net interest margin increased 39 basis points. The interest rate spread was positively impacted by a 73 basis point decrease in interest bearing liability costs offset by a 22 basis point decrease in earning asset yields. Interest rate spread decreased 53 basis points in 2007 while the net interest margin decreased 24 basis points The interest rate spread was negatively impacted by a 57 basis point increase in interest bearing liability costs offset by a 22 basis point increase in earning asset yields.
     The prime rate dropped 400 basis points during 2008. During the first quarter 2008 alone, the prime rate dropped 200 basis points. During the remainder of 2008, the pace of the declines in the prime rate slowed. Although, the prime rate moved by 400 basis points in 2008, the loan yields only decreased 26 basis points as compared to an increase of 26 basis points in 2007. The impact of the decrease of the prime rate was lessened due to the fact that 40.8% of the bank’s commercial real estate and real estate portfolio are fixed rates which the fluctuations in the prime rate do not affect. The prime rate remained stable until late in the third quarter of 2007 when it began to decrease. At the end of the third quarter through the fourth quarter of 2007, the prime rate decreased 100 basis points. Although the prime rate moved by 100 basis points in 2007, the impact of the decrease of the prime rate was lessened by the delay of the movement. Interest rates on deposit accounts and other liabilities are tied to the shorter term rates such as the prime and federal funds rate. In 2008, liability costs decreased by 73 basis points primarily due to a decrease in the cost of funds on all deposit accounts along with a larger decrease in the cost of borrowing funds from FHLB. In 2007, liability costs increased by 57 basis points due to the stable interest rate environment during the first nine months and the lag with which the bank lowered its deposit rates after the decreases in the prime rate. In 2007, the increase in liability costs is primarily the result of the higher cost of funds on money market accounts and time deposits.
PROVISION FOR LOAN LOSSES
     The amount charged to the provision for loan losses is based on Management’s evaluation of the loan portfolio. Management determines the adequacy of the allowance for loan losses based on past loan loss experience, current economic conditions and composition of the loan portfolio. The allowance for loan losses is the best estimate by Management of the probable losses which have been incurred as of the balance sheet date. See Nonperforming Assets and Allowance for Loan Losses for a comprehensive analysis.

NONINTEREST INCOME
     Noninterest income decreased $159,000 or 6.6% during 2008 over 2007. The decrease in 2008 was a result of decreases in trust fees, gain on sale of stock, gain on sales of loans and income from the title company offset by increases in debit card fees and gain on sales and calls of securities.
     The decrease in trust fees is due to the fact that the assets under management has decreased from $42.6 million at December 31, 2007 to $32.7 million at December 31, 2008. This 23.2% decrease is primarily due to market value decline. Although, trust fees declined during 2008, there was a reallocation of trust assets during 2008 into accounts earning higher management fees which helped to offset the 23.2% decrease due to the market value decline causing trust fee income to only decrease by 4.6%.
     The decrease in the gain on sale of stock was due to the bank’s $59,000 realized gain in the second quarter of 2007 on 1,644 shares of stock the bank received in 2000 from the demutualization of an insurance company. The bank was unaware of these shares, but immediately upon knowledge of the existence of the stock, the bank took possession of the stock and sold it.
     In January 2007, the bank began selling all fixed rate residential mortgage loans to secondary market investors. During 2008 and 2007, CNB originated and sold $4.3 million and $5.4 million, respectively of loans to secondary market investors. Along with the decrease in the volume of loans sold, the yield spread premium the bank earned on these sold loans was smaller in 2008 than 2007 due to the competitiveness in the marketplace which resulted in a decrease in the gain on sales of loans of $35,000.
     The decrease in the income from the title company is a direct result of the slowing in the loan demand in our market area and the overall decline in the economic conditions.
     Other factors contributing to the decrease in non interest income for 2008 was the loss of $86,000 on other than temporary impairment of securities. At December 31, 2008, management analyzed the portfolio noting two collateralized mortgage obligations to be performing very poorly and the loans within the portfolio have increased delinquencies and foreclosures. Therefore, management recorded an other than temporarily impaired loss on these two collateralized mortgage obligations of $86,468, a 9.8% reduction in the book value. The bank also recorded a loss of $69,000 on the sale of other real estate owned or the writedown of other real estate owned. This writedown was necessary due to the continued decline in the economic conditions in the bank’s local housing market and the inability of the bank to sell these properties in a timely fashion. During the fourth quarter 2008, the bank disposed of equipment and software due to the bank’s outsourcing conversion in December 2008. The bank recorded a loss of $49,000 on the disposal of this equipment and software.
     The increases in debit card fees for 2008 have a direct correlation to the increased deposit base of the bank and the increased usage of debit cards by our customer base. Gain on sales and calls of securities contributed $120,000 to non interest income during 2008 which compared to a loss of $2,700 for the same period in 2007.
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
     The level of trust assets being managed decreased from $42.6 million at December 31, 2007 to $32.7 million at December 31, 2008, a 23.2% decrease and the fees earned on these assets decreased by $11,000 or 4.6%. The average level of trust assets being managed decreased by $4.0 million or 9.6%.

NONINTEREST EXPENSES
     Noninterest expenses decreased $46,000 or .6% during 2008 over the prior comparable period. Salaries decreased by $45,000 due to the employment of two less full time equivalent employees from the same time period last year and lower merit increases for employees. In 2007, the bank paid bonuses totaling $36,000 in May based in part on the bank’s 2006 performance and also accrued $30,000 for bonuses to be paid in 2008 to the top four executive officers. In 2008, $36,000 was accrued for bonuses for the top four executive officers to be paid in 2009. The increase in employee benefits expense is due primarily to an increase in the post retirement expense. This expense increased by $98,000 due to a change in the assumptions. Offsetting this increase were decreases to group insurance expense and vested health contribution expense, pension expense and payroll taxes. In 2008, bank employees were offered two different group health insurance plans to choose from, a lower deductible plan which the employee would pay 10% of the premium cost and a higher deductible plan which the bank would pay 100% of the premium cost. With the lower deductible plan which 62% of the participating employees chose, the bank’s portion of the premium would be approximately the same as the premium paid in 2007. With the higher deductible plan which 38% of the participating employees chose, the yearly savings to the bank would be approximately $15,000. Along with this change in deductibles and premium charges, the number of employees enrolled in the plan has also declined. Due to the number of employees in the group insurance plan declining, this has also impacted the vested health contribution expense. The decrease in payroll taxes is a result of the employment of two less full time equivalent employees from the same time period last year.
     Occupancy expense decreased $17,000 from 2007 to 2008 because of some minor building repairs, renovations and painting at the main office and additional painting at one of the bank’s branch facilities done in 2007 which were not required in 2008. These decreases were offset by an increase in property taxes. Furniture and equipment expense showed a decrease for 2008 as compared to 2007. This decrease is a result of the reduction in the depreciation expense due to some computer hardware becoming fully depreciated during this time period. Equipment expense increased due to approximately $51,000 in expenses incurred in the fourth quarter related to the outsourcing conversion of the bank’s computer system. Equipment expense, prior to the fourth quarter, had shown a decrease as compared to the same period in 2007 due to upgrades made to LCD displays at a few of the bank’s ATM machines and numerous repairs to other bank equipment performed during 2007.
     The decrease in other operating expenses was due to decreases in marketing expense, data processing expense, professional service fees, courier services and franchise tax expense. Marketing expense decreased due to the concentrated effort of the bank to lower costs through funneling advertising monies to be used in more effective modes of advertising along with a decrease in public relations and promotional expenses. The decrease in data processing expense is due in part to the fact that proof of deposit encoding supplies were not needed after June 2007 because the bank began image processing through check image exchange. Professional fees decreased in 2008 because the expense for documentation of the bank’s internal controls in connection with the Sarbanes-Oxley Act of 2002 was completed in 2007. The expenses for testing the internal controls have shifted to audit fees expense which increased in 2008 from 2007. Courier services were ended in late 2007 when the bank began image processing through check image exchange. Franchise tax expense decreased due to the West Virginia franchise tax rate decrease for 2008.
     These decreases were offset by increases to stationary, supplies and printing, telephone, ATM expense, debit card expense, director’s fees, FDIC assessment expense, legal fees and other miscellaneous operating expenses. The increase in stationary, supplies and printing is due to the fourth quarter 2008 the bank began the purchase of paper supplies to begin the 75th anniversary celebration of the bank during 2009. ATM and debit card expenses increased due to the monthly fees for ATM and debit card fees continue to increase due to increased costs and volume of usage. Committee meeting fees for the Board of Directors increased in April 2008. The FDIC assessment fee increased because the bank’s one time assessment credit was completely exhausted in the second quarter of 2008 causing the assessment to increase from $27,000 in 2007 to $84,000 in 2008. Legal fees increased due to the increased number of foreclosures and bankruptcies that the bank experienced in 2008 along with the increased number of civil actions the bank initiated in 2008. The increase in other miscellaneous operating expenses was caused by the expense of $14,261 associated with the reimbursement of five commercial customers who participated in the bank’s money market mutual fund sweep product. This product was offered in 2005 due to demand from commercial depositors to earn interest on their business checking accounts. On September 17, 2008, the bank was notified by The Reserve, the company managing these money market mutual funds, that the net asset value of these funds would be 97%. The bank has committed to cover up to 3% should the final liquidation result in a 97% payment.
     Noninterest expenses increased $198,000 or 2.5% during 2007 over the prior comparable period. Salaries increased due to normal merit increases and the payment of bonuses totaling $36,000 and accrual of 2007 bonuses of $30,000 to the top four executive officers. The Board of Directors decided to pay bonuses in May 2007, and based the amounts in part on the bank’s 2006 performance.

Offsetting these increases was the bank having three fewer full time equivalent employees on staff, one of which was an executive officer during 2007. Other employees who left the bank’s employment during this period were replaced at a lower salary base. Additionally in 2006, CNB incurred $24,000 of expenses for a severance package offered to and accepted by an employee. Employee benefits showed a decrease over the same period last year due to a reduction in the bank’s 401k match for 2007. These decreases were offset by an increase in the pension expense.
     Occupancy expense increased due to the rising cost of property taxes and utilities, minor building repairs, renovations and painting at the main office and additional painting at one of the bank’s branch facilities. Furniture and equipment expense showed an increase for 2007 as compared to 2006. This increase was due to the increased cost and number of maintenance contracts the bank carries on its equipment and increased depreciation on computer hardware offset by a reduction in software amortization expense due to some items being fully amortized. Also, equipment expense increased due to upgrades to LCD displays at a few of the bank’s ATM machines and numerous repairs to other bank equipment.
     The increase in other operating expenses was due to increases in marketing expense, ATM expense, debit card expense, professional service fees and debit card losses. Marketing expense increased due to the cost of an outside agency and additional modes of advertising the bank is employing. Also, the bank launched a marketing campaign in 2007 to increase loan demand where the bank gave away $100 gift cards to customers closing a home equity loan. Approximately $10,000 was expensed for this campaign. Even though the conversions to new systems for the ATM and debit cards happened early in 2006 causing the expenses in 2006 to be higher than normal, the ATM expense and debit card expense for 2007 exceeded the expense for the same period in 2006 due to the monthly expense for these services being greater due to increased fees to the bank in addition to increased usage. Professional fees increased in 2007 due to the expenses related to complying with Sarbanes-Oxley Act of 2002. Debit card losses increased due to the bank experiencing numerous point of sale fraud issues in 2007. These increases were offset by decreases related to stationery, supplies and printing, examination fees expense, legal expenses and bad check and other losses. Stationery, supplies and printing expense decreased in 2007 due to the printing expenses related to the bank’s charter change from a national bank to a state bank in 2006. Examination fees expense decreased due to the state bank assessment fees being lower than the national bank assessment fees. Legal expenses decreased as a direct result of the expenses incurred in 2006 with the bank’s charter change. Bad check and other losses decreased due to numerous fraudulent check items the bank dealt with during 2006.
     Additional offsetting decreases to noninterest expenses were a result of a decrease in loss on sales of securities and loss on disposal of premises and equipment in 2007 compared to 2006.
     The Company performs an annual test of impairment of acquired customer lists. The annual test for impairment resulted in no loss for the years ended December 31, 2008, 2007 or 2006. On June 1, 2006, the customer lists of CNB Insurance Services, Inc. along with all other assets were sold to Maiden Financial. See Note 17: Discontinued Operations in the Notes to Consolidated Financial Statements for further discussion.
INCOME TAXES
     Provision for income tax totaled $1.3 million in 2008, $1.2 million in 2007 and $1.3 million in 2006. The effective tax rate was 32.5% in 2008 compared to 32.3% and 34.6% in 2007 and 2006, respectively. The bank’s income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities and loans, and non-deductible expenses, such as life insurance premiums. See Note 14: Income Taxes in the Notes to Consolidated Financial Statements for a comprehensive analysis of income tax expense.

FINANCIAL CONDITION
     Table 5 examines CNB Bank, Inc.’s financial condition in terms of its sources and uses of funds. Average funding sources and uses increased $5.8 million or 2.2% in 2008 compared with an increase of $11.0 million or 4.4% in 2007.
TABLE 5. SOURCES AND USES OF FUNDS

	2008			2007			2006
	Average	Increase (Decrease)		Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance	Amount	%	Balance
				In thousands
Funding uses:
Federal funds sold	$—	$(701)	(100.0)%	$701	$674	2,496.3%	$27
Securities available for sale	64,664	7,744	13.6	56,920	948	1.7	55,972
Loans	202,803	(1,242)	(0.6)	204,045	9,333	4.8	194,712

Total uses	$267,467	$5,801	2.2%	$261,666	$10,955	4.4%	$250,711

Funding sources:
Interest-bearing demand deposits	$35,149	$(9,637)	(21.5)%	$44,786	$(8,839)	(16.5)%	$53,625
Savings deposits	23,540	(1,795)	(7.1)	25,335	(5,251)	(17.2)	30,586
Time deposits	125,689	3,050	2.5	122,639	22,689	22.7	99,950
Short-term borrowings	30,538	12,365	68.0	18,173	(578)	(3.1)	18,751
Noninterest bearing funds, net (1)	52,551	1,818	3.6	50,733	2,934	6.1	47,799

Total sources	$267,467	$5,801	2.2%	$261,666	$10,955	4.4%	$250,711

(1)	Noninterest bearing liabilities and shareholders’ equity less noninterest earning assets.
     Total assets decreased $8.2 million or 2.8% to $282.3 million from December 31, 2007, to December 31, 2008, due primarily to a $3.4 million decrease in investment securities, a $1.9 million decrease in loans, a $302,000 decrease in Federal Home Loan Bank stock and a $3.0 million decrease in cash and due from banks offset by a $962,000 increase in deferred taxes.
     Total liabilities decreased $8.6 million or 3.2% to $259.0 million from December 31, 2007, to December 31, 2008, substantially due to the decrease in FHLB borrowings of $12.1 million offset by an increase in deposits of $1.3 million and an increase in accrued expenses and other liabilities of $2.4 million. Shareholders’ equity increased $396,000 to $23.2 million at December 31, 2008, primarily due to net income of $2.7 million offset by a $1.1 million decrease in accumulated other comprehensive income, cash dividends of $855,000 and stock repurchases of $363,000.
     The components of accumulated other comprehensive income at December 31, 2008, were unrealized gains and losses on available for sale securities, net of deferred income taxes and unrecognized pension costs, net of deferred income taxes. The increase in accumulated other comprehensive income was due to the decrease in unrecognized pension costs and an increase in the unrealized market value appreciation of the available for sale investment security portfolio. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results, however, unless the securities are actually sold. In 2006, CNB implemented SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” in which the unfunded liability resulting from the projected benefit obligation exceeding the fair value of the plan assets is recorded as a liability and any unrecognized pension costs are recorded net of tax in accumulated other comprehensive income. See Note 11: Pension Plan in the Notes to Consolidated Financial Statements for further details.

LOAN PORTFOLIO
     At December 31, 2008, total loans decreased $1.9 million or .9% to $200.8 million from $202.7 million at December 31, 2007. Although, each category of loans except commercial real estate loans and consumer loans experienced decreases, the loan mix was unchanged from December 31, 2007. Commercial real estate loans have shown an increase of $3.0 million which is primarily attributable to new loan volume and the fact that businesses are using their lines of credit more during these tough economic times. During the fourth quarter 2008, the bank bought back a large participation loan from a non competing bank and placed this loan on the bank’s books along with additional new money to our customer. Consumer loans have shown an increase of $1.1 million. This increase is primarily attributable to an increase in manufactured home financing and an increase of $1.1 million in new student loans funded in 2008 offset by payments made on these loans. The increase in student loans was a result of fewer financial institutions funding student loans. In the fourth quarter 2008, the bank suspended funding new student loans. Beginning in January 2007, the bank began selling all fixed rate residential mortgage loans to secondary market investors. During 2008, CNB originated and sold $4.3 million of loans to secondary market investors. The bank continues to experience a slowdown in the residential loan demand due to the slowdown in the housing market along with tightened secondary market and private mortgage company guidelines. The bank’s lending officers continue to be proactive in their marketing effort in the bank’s lending area. The bank’s lending area has seen a shift in the market price on real property from price appreciation in 2006 to a declining market in 2008. The bank’s management believes the slowdown in the housing market and the lower loan demand will continue throughout 2009. The loan to deposit ratio was 88.1% at December 31, 2008 and 89.4% at December 31, 2007. The ratio of net charge-offs to average loans outstanding was .2% in 2008 and .08% in 2007.
     Table 6 sets forth the amount of loans outstanding (net of unearned income) as of the dates shown:
TABLE 6. LOANS AND LEASES OUTSTANDING

	December 31,
	2008	2007	2006	2005	2004
			In thousands

Real estate	$137,770	$143,012	$143,767	$125,723	$108,159
Commercial real estate	40,614	37,588	36,967	29,492	22,759
Consumer	16,666	15,544	15,934	16,802	16,405
Commercial	7,931	8,179	9,172	9,314	8,881
Overdrafts	92	104	163	356	82

	$203,073	$204,427	$206,003	$181,687	$156,286

Leases	105	113	124	145	166

	$203,178	$204,540	$206,127	$181,832	$156,452

Net deferred loan fees, premiums and discounts	325	273	324	397	275
Allowance for loan losses	(2,751)	(2,144)	(2,132)	(2,022)	(1,807)

	$200,752	$202,669	$204,319	$180,207	$154,920

     The commercial real estate loan portfolio showed an increase in outstanding loans of $3.0 million from $37.6 million at December 31, 2007 to $40.6 million at December 31, 2008. The commercial real estate loan portfolio is approximately 20% of the total loan portfolio at December 31, 2008 and 18% of the total loan portfolio at December 31, 2007. The bank’s activity in the Berkeley County market continues to expand with the three branch locations located in that area. The bank’s loan activity also increased in the Maryland market after acquiring the Hancock, Maryland branch in June 2004.

In addition, the bank’s loan growth has benefited from significant real estate development activity in Berkeley County, West Virginia. Management believes additional growth in the commercial real estate area is possible in 2009 through financing existing businesses and also the possible restart of housing developments during the latter part of 2009.
     Real estate mortgage loans comprised mainly of one to four family residences continued to be the bank’s dominant loan category. Mortgage lending comprises approximately 68% of the total loan portfolio at December 31, 2008, and 70% of the total loan portfolio at December 31, 2007, totaling $137.8 million at December 31, 2008, and $143.0 million at December 31, 2007. Although the net decrease in real estate mortgage loans totaled $5.2 million, actual real estate mortgage loan originations were higher as the bank sold all fixed rate mortgage loans originated in 2008 to secondary market investors. During 2008, CNB originated and sold $4.3 million of loans to secondary market investors. The bank’s increased presence in Berkeley County, West Virginia, and Washington County, Maryland continue to generate additional activity in the real estate mortgage loan arena.
     The consumer loan portfolio showed an increase of $1.1 million. The increase in the consumer loan portfolio is primarily attributable to $1.1 million in new student loans funded in 2008 offset by payments made on these loans and an increase in manufactured home financing. The increase in student loans was a result of fewer financial institutions funding student loans. In the fourth quarter 2008, the bank suspended funding new student loans. The bank’s primary consumer loan market area is Morgan and Berkeley Counties, West Virginia and Washington County, Maryland which are all considered to be conservative spending areas.
     Table 7 summarizes the approximate contractual maturity and sensitivity of certain loan types to changes in interest rates as of December 31, 2008:
TABLE 7. CONTRACTUAL MATURITY AND SENSITIVITY

	December 31, 2008
	One year	One through	Over
	or less	Five years	Five years	Total
		In thousands

Commercial, financial and agricultural:
Floating rate	$27,541	$13,156	$—	$40,697
Fixed rate	2,635	2,662	2,551	7,848

Total	$30,176	$15,818	$2,551	$48,545

Real estate — mortgage:
Floating rate	$9,120	$57,448	$—	$66,568
Fixed rate	2,373	4,356	62,785	69,514

Total	$11,493	$61,804	$62,785	$136,082

Real estate — construction:
Floating rate	$1,636	$—	$—	$1,636
Fixed rate	52	—	—	52

Total	$1,688	$—	$—	$1,688

Consumer:
Floating rate	$136	$148	$—	$284
Fixed rate	861	10,403	5,210	16,474

Total	$997	$10,551	$5,210	$16,758

Lease financing:
Floating rate	$—	$—	$—	$—
Fixed rate	—	—	105	105

Total	$—	$—	$105	$105

     The bank still offers both variable rate loans and fixed rate mortgage products. Demand for variable rate loan products has significantly dropped in 2008 due to secondary market fixed rates being at historic lows. Given the current economic climate, the bank’s customers want the security of a fixed rate loan product even though these products are sold to secondary market investors. As of December 31, 2008, 59.2% of the bank’s mortgage loans were adjustable rate loans and 40.8% were fixed rate loans. Compared to December 31, 2007, 53.4% of the bank’s mortgage loans were adjustable rate loans and 46.6% were fixed rate loans. Currently, the bank has approximately $1.8 million in fixed rate loans in the portfolio which were originated under terms that would allow them to be sold on the secondary market, although there is no intent to sell these loans.
NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES
     Nonperforming loans consist of loans in nonaccrual status and loans which are past due 90 days or more and still accruing interest. Bank policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. As of December 31, 2008 and 2007, nonaccrual loans approximated .75% and .54% of total loans (net), respectively. At December 31, 2008, there are ten loans considered to be impaired with a balance of $1.2 million (net of government agency guarantees) and a specific allowance of $286,000. At December 31, 2007, there were nine loans considered to be impaired with a balance of $1.2 million (net of government agency guarantees) and a specific allowance of $240,000. As of December 31, 2008, management is aware of twelve borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $1.6 million. A specific allowance of $151,000 has been established for these loans as part of the allowance for loan losses. The loans are collateralized primarily by real estate and management anticipates that any additional potential loss would be minimal.
     Table 8 sets forth the amounts of nonperforming assets as of the dates indicated:
TABLE 8. NONPERFORMING ASSETS

	December 31
	2008	2007	2006	2005	2004
	In thousands
Foreclosed real estate (other real estate owned)	$253	$151	$—	$—	$—
Impaired loans, not on nonaccrual	131	848	—	—	—
Nonaccrual loans, impaired(1)	1,096	562	—	—	—
Nonaccrual loans, not impaired	403	552	402	790	381
Loans past due 90 days or more still accruing interest	—	—	5	—	—

Total non-performing assets	$1,883	$2,113	$407	$790	$381

(1)	Some of these loans have government agency guarantees reducing the bank’s exposure by $57,611.
     The allowance for loan losses is the best estimate by management of the probable losses which have been incurred as of the respective balance sheet date. Management makes a determination quarterly by analyzing overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers and other factors. The bank’s methodology for determining the allowance for loan losses establishes both an allocated and an unallocated component. The allocated portion of the allowance represents the results of analyses of individual loans that are being monitored for potential credit problems and pools of loans within the portfolio. The allocated portion of the allowance for loans is based principally on current loan risk ratings, historical loan loss rates adjusted to reflect current conditions, as well as analyses of other factors that may have affected the collectibility of loans in the portfolio. The bank analyzes all commercial loans that are being monitored as potential credit problems to determine whether such loans are impaired, with impairment measured by reference to the borrowers’ collateral values and cash flows. The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses.

At December 31, 2008 and 2007, the allowance for loan losses totaled $2.8 million and $2.1 million, respectively. The allowance for loan losses as a percentage of loans was 1.4% and 1.1% as of December 31, 2008 and 2007, respectively. The provision for loan losses exceeded net charge-offs by $607,000 and $12,000 in 2008 and 2007, respectively.
     Table 9 shows a summary of the Company’s loan loss experience:
TABLE 9. ALLOWANCE FOR LOAN LOSSES

	2008	2007	2006	2005	2004
	In thousands

Loans outstanding at end of year	$203,178	$204,540	$206,127	$181,832	$156,452

Daily average balance of loans and leases	$202,803	$204,045	$194,712	$170,158	$152,984

Balance of allowance for loan losses at beginning of year	$2,144	$2,132	$2,022	$1,807	$1,608

Loans charged off:
Commercial, financial and agricultural	$48	$—	$20	$—	$41
Real estate — mortgage	178	20	—	—	—
Consumer	296	320	298	306	311

Total loans charged off	$522	$340	$318	$306	$352

Recoveries:
Commercial, financial and agricultural	$21	$5	$—	$2	$5
Consumer	166	178	152	167	153
Real estate — mortgage	2	—	—	—	—

Total recoveries	$189	$183	$152	$169	$158

Net charge-offs	$333	$157	$166	$137	$194

Provision charged to expense	$940	$169	$276	$352	$393

Balance, end of year	$2,751	$2,144	$2,132	$2,022	$1,807

Selected Asset Quality Ratios:
Net charge-offs to average loans	0.16%	0.08%	0.09%	0.08%	0.13%
Allowance for loan losses to loans outstanding at end of year	1.35%	1.05%	1.03%	1.11%	1.15%
Non-performing assets(1) to total assets	0.67%	0.73%	0.15%	0.31%	0.16%
Non-accrual loans to total loans	0.75%	0.54%	0.20%	0.43%	0.24%

(1)	Includes accruing loans past due 90 days or more, impaired loans and other real estate owned

      Table 10 summarizes the allocation of the allowance for loan losses by loan type:
TABLE 10. HISTORICAL ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category
			In thousands
Commercial, financial and agriculture	$1,178	22%	$886	22%	$1,231	22%	$1,056	21%	$810	20%
Real estate- construction and mortgages	543	69	479	69	508	70	528	69	467	69
Consumer, leasing and other	415	8	244	8	225	8	303	10	323	11
Impaired loans	383	1	255	1	—	—	—	—	—	—
Unallocated	232	N/A	280	N/A	168	N/A	135	N/A	207	N/A

Total	$2,751	100%	$2,144	100%	$2,132	100%	$2,022	100%	$1,807	100%

     On October 14, 2008, under authority granted by the Emergency Economic Stabilization Act of 2008 (the “EESA”), the Untied States Department of the Treasury adopted the Troubled Asset Relief Program (“TARP”) and the Capital Purchase Program (the “CPP”) whereby the Treasury will purchase up to $250 billion of preferred stock and warrants to be issued by United States banks, savings associations and their holding companies. CNB has analyzed the TARP program and has elected not to participate in this program at this time.
     The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. In 2008, 2007 and 2006, the provision totaled $940,000, $169,000 and $276,000, respectively. Loan quality remains good, even though, past due, nonaccrual loans and impaired loans have increased. Also, net charge offs as a percentage of average loans increased from .08% in 2007 to .2% in 2008. During 2008, the bank experienced eight foreclosures of which the bank had to purchase seven of them. The bank’s lending area also continues to show signs of a slowdown in the housing market. For the reasons stated above management significantly increased the provision for loan losses in 2008. Management anticipates this trend continuing into 2009. Therefore, management plans to maintain the same provision for loan losses into the first quarter of 2009. In addition, federal and state regulators may require additional reserves as a result of their examination of the bank. The allowance for loan losses reflects what management currently believes is an adequate level of allowance, although there can be no assurance that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.
SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLDS
     The bank’s securities portfolio consists of available for sale securities and restricted investments. Classifying the securities portfolio as available for sale provides management with increased ability to manage the balance sheet structure and address asset/liability management issues when needed. The fair value of the investment portfolio has decreased $3.7 million to $64.9 million at December 31, 2008 from December 31, 2007.
     The composition of the portfolio continues to reflect the bank’s conservative philosophy which places greater importance on safety and liquidity than on yield. At December 31, 2008, approximately 16.6% of the portfolio is comprised of U.S. Government agencies and corporations, 10.2% in corporate bonds, 43.5% in mortgage backed securities and collateralized mortgage obligations, 26.1% in state and municipal securities and 3.6% in restricted investments. As loan demand has slowed, the percentage of the investment portfolio in mortgage backed securities, corporate bonds and state and municipal securities has increased significantly from 37.3% at December 31, 2007 to 63.7% at December 31, 2008. The term to maturity is limited to seven years for Treasury and Agency bonds and 10 years for Municipal bonds. Typically, investments in Agency bonds contain a call feature. These bonds generally have a somewhat higher yield. The average term to maturity of the portfolio as of December 31, 2008 was 5.8 years. At December 31, 2008, management analyzed their portfolio noting two collateralized mortgage obligations to be performing very poorly and the loans within the portfolio have increased delinquencies and foreclosures. Therefore, management recorded an other than temporary loss on these two collateralized mortgage obligations of $86,468, a 9.8% reduction in the book value.

     Table 11 sets forth the carrying amount of investment securities as of the dates shown:
TABLE 11. INVESTMENT SECURITIES

	December 31
	2008	2007	2006

Available for sale:
U.S. Government agencies and corporations	$10,804	$31,170	$30,347
Corporate bonds	6,592	—	—
State and municipal securities	16,965	11,477	12,020
Mortgage-backed securities	17,783	14,139	7,104
Collateralized mortgage obligations	10,461	9,231	1,402
Restricted securities	2,321	2,624	1,753

Total	$64,926	$68,641	$52,626

     The bank generally participates in the overnight federal funds sold market. Depending upon specific investing or funding strategies and/or normal fluctuations in loan and deposit balances, the bank may need, on occasion, to purchase funds on an overnight basis. The average balance in federal funds sold decreased from $701,000 in 2007 to $0 in 2008. The decreased federal funds sold average balance is a direct result of the bank having to increase its borrowings during 2008 due to the decrease in the average balance of all deposit accounts except time deposits.
     See Note 3: Securities in the Notes to Consolidated Financial Statements for a comprehensive analysis of the securities portfolio.
DEPOSITS AND OTHER FUNDING SOURCES
     Total deposits were $227.9 million at December 31, 2008, an increase of $1.3 million or .6% over deposits at December 31, 2007. A factor in the decrease of $3.2 million in non interest bearing demand deposit accounts is caused by the continuing shift by customers of their deposits to higher yielding certificates of deposits. In turn, this shift in deposits along with the competitive rates the bank has continued to offer on its certificates of deposit during 2008, have led to an increase in the bank’s certificates of deposit. Interest bearing demand deposits increased $276,000 for the year 2008. Throughout the year, this account experienced many fluctuations from decreases in the first and second quarters to a $4.6 million increase in the third quarter. The cause for the decreases in the first half of 2008 was due to a shift from the Ultimate Invest account to more easily accessible savings accounts. In early 2007, the bank began offering the Ultimate Invest checking account which carried a rate, determined by the balance in the account, of 100 to 200 basis points below the current federal funds rate. The activity in this account type increased in the fall of 2007 due to the lower interest rates offered on savings and Certificates of Deposit accounts at that time. Due to the activity restriction on this type of account along with the rates falling in early 2008, the bank experienced a shifting of deposits from the Ultimate Invest account to savings accounts. The significant increase in the third quarter related to increased balances in a public fund account and the opening of a new public fund deposit relationship.
     The shift between Certificates of Deposit and Certificates of Deposit over $100,000 is a direct result of the large volume of maturities of the bank’s 14 month nonrenewable Certificates of Deposit which was featured in early 2007, that carried a competitive rate along with the maturities of other short-term Certificates of Deposit. The bank’s customers are shifting their money from these matured Certificates of Deposit into preexisting 36-month Ultimate Certificates of Deposit. The bank’s 36-month Ultimate Certificate of Deposit allows the customer to withdraw all or a portion of the CD on the first or second year anniversary date without penalty and deposits may be made to this CD at any time.

     In our Washington County, Maryland market area, there have been a number of bank mergers over the last few years and CNB continues to benefit from these mergers with the increased volume of new deposit accounts. The bank’s Washington County, Maryland branch has grown $4.1 million in deposits since December 31, 2007.
     Average deposits showed a $9.7 million decrease, or 4.1% decline, to $225.6 million in 2008. Deposits at the Valley Road branch totaled $17.3 million at December 31, 2008, a decrease of $1.6 million from December 31, 2007. Deposits at the Hedgesville branch totaled $17.3 million at December 31, 2008, a decrease of $2.8 million from December 31, 2007. Deposits at the Martinsburg branch totaled $8.2 million at December 31, 2008, a decrease of $454,000 from December 31, 2007. Deposits at the Spring Mills branch totaled $8.3 million at December 31, 2008, an increase of $1.3 million over December 31, 2007.
     The bank has continued to experience a change in the deposit account mix during 2008. Noninterest-bearing deposits decreased by $3.2 million or 7.16%, during 2008. At December 31, 2008, noninterest-bearing deposits represented 17.3% of total deposits, compared to 18.8% for 2007. Average noninterest-bearing deposits decreased 3.2% from $42.6 million in 2007 to $41.2 million in 2008. Noninterest-bearing deposit account balances were slightly lower during the first half of 2008 but decreased significantly in the third quarter of 2008 and have rebounded slightly in the fourth quarter of 2008.
     Interest-bearing deposits increased by $4.5 million or 2.4% to $188.4 million at December 31, 2008. Interest-bearing checking deposits increased by $276,000 in 2008, while, the average interest-bearing checking deposits decreased $9.6 million. Included in this category are NOW accounts and Money Market accounts. The difference between the average interest-bearing checking deposit balances and the actual interest-bearing checking balances is due to the slow decrease in the actual balances through the first half of 2008 and the significant increase in the balance during the third quarter of 2008 and leveling out in the fourth quarter of 2008 to show only minimal growth. While the average savings deposits decreased $1.8 million or 7.1% to $23.5 million in 2008, actual savings accounts increased only $14,000 at December 31, 2008 to $23.5 million. The difference between the decrease in the average savings deposits and the increase in the actual savings deposits is due to savings account balances not beginning to decrease until the third quarter 2008 and have also rebounded in the fourth quarter of 2008.
     The bank’s largest source of interest-bearing funds is certificates of deposit. These accounts totaled $129.4 million at December 31, 2008, an increase of $4.2 million or 3.3%. This increase is primarily due to customers shifting their deposit dollars from non interest bearing checking to higher interest bearing certificates of deposit. The increase in the bank’s certificates of deposit accounts is attributable to increases during the first, second and fourth quarters of 2008 offset by a decrease in the third quarter of 2008. The bank experienced a significant shift from Certificates of Deposit to Certificates of Deposit over $100,000. This shift was caused by the continued ability of customers to deposit funds into a preexisting 36-month Ultimate Certificate of Deposit causing this certificate to exceed the $100,000 amount. The bank’s 36-month Ultimate Certificate of Deposit allows the customer to withdraw all or a portion of the CD on the first or second year anniversary date without penalty and deposits may be made to this CD at any time. This certificate, if purchased in early to mid 2006, has a current interest rate of over 4.0%.
     The average time deposits increased $3.1 million or 2.5% to $125.7 million in 2008. The difference between the increases in average time deposits and actual time deposits is due to the decrease in certificates of deposit which took place in the third quarter of 2008. In July 2008, the bank began offering two new Certificates of Deposit with attractive rates and special features to encourage new and existing customers to deposit with us. The 8-month CD offered a penalty free withdrawal of funds after being open for 30 days. The 28-month offered a one time increase in rate and eligibility for a $25 CNB gift card. The minimum opening deposit on these two CD’s was $5,000. At the same time, the bank increased the rate on an existing 18-month deposit product to give a wider choice of maturities to our customers. Two of the three featured CD’s are still being offered but at lower rates and without the special features. The 8-month CD was discontinued in December 2008. Although no deposits may be made to these CD’s, these CD’s offered attractive rates and along with the 36-month CD became the certificates of choice for bank customers.

     Table 12 is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2008:
TABLE 12. MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

	Amount	Percent
	In thousands
Three months or less	$2,847	5.16%
Three through six months	5,402	9.79
Six through twelve months	4,229	7.67
Over twelve months	42,691	77.38

Total	$55,169	100%

CONTRACTUAL OBLIGATIONS
     Table 13 shows the bank’s significant contractual obligations as of December 31, 2008:
TABLE 13. CONTRACTUAL OBLIGATIONS

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years

Purchase obligations	$3,808,777	$396,298	$948,894	$985,434	$1,478,151

Other long-term liabilities reflected on the registrant’s balance sheet under GAAP
Supplemental retirement liability (1)	176,775	—	43,938	55,500	77,337
Pension liability	2,459,821	—	—	—	2,459,821
401k liability	46,957	46,957	—	—	—
Deferred compensation	1,066,134	2,173	—	—	1,063,962
Post retirement liability (1)	288,070	58,970	127,288	62,373	39,439

Total contractual obligations	$7,846,534	$504,398	$1,120,120	$1,103,307	$5,118,710

(1)	These amounts represent the net present value of cash flow payments at December 31, 2008.
CAPITAL RESOURCES
     The bank remains well capitalized. Total shareholders’ equity at December 31, 2008 of $23.2 million represents 8.2% of total assets. This compares to $22.8 million or 7.9% at December 31, 2007. Included in capital at December 31, 2008, is $194,000 of unrealized losses on available for sale securities and $1.7 million unrecognized pension costs, both net of deferred income taxes. At December 31, 2007, the bank had unrealized losses on available for sale securities of $10,000 and $738,000 unrecognized pension costs, both net of deferred income taxes. Such unrealized gains and losses on the investment portfolio are recorded net of related deferred taxes and are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact will result, however, unless the securities are actually sold.

     The Federal Reserve’s risk-based capital guidelines provide for the relative weighting of both on-balance-sheet and off-balance-sheet items based on their degree of risk. The bank continues to exceed all regulatory capital requirements, and is unaware of any trends or uncertainties, nor do any plans exist, which may materially impair or alter its capital position.
RETURN ON EQUITY AND ASSETS
     Table 14 shows consolidated operating and capital ratios for the periods indicated:
TABLE 14. OPERATING AND CAPITAL RATIOS

	Years Ended December 31,
	2008	2007
Return on average assets	.96%	.90%
Return on average equity	11.66	11.88
Dividend payout ratio	31.43	30.76
Average equity to average assets ratio	8.21	7.55
LIQUIDITY AND INTEREST RATE SENSITIVITY
     The objective of the bank’s liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the bank’s liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold. At December 31, 2008, these sources totaled $62.6 million, or 22.2% of total assets. In addition, liquidity may be generated through loan repayments, over $4.5 million of available borrowing arrangements with correspondent banks and available collateralized borrowings from the Federal Home Loan Bank. At December 31, 2008, management considered the bank’s ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the bank is well positioned and has ample liquidity to satisfy these needs. The bank generated $5.3 million of cash from operations in 2008, which compares to $3.0 million in 2007 and $3.6 million in 2006. The bank used cash of $12.0 million in financing activities in 2008, which compares to $11.6 million and $13.8 million cash being generated through net financing activities in 2007 and 2006, respectively. Net cash provided by investing activities totaled $3.7 million in 2008 compared to net cash used in investing activities of $14.2 million in 2007 and $20.1 million in 2006. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.
     The objective of the bank’s interest rate sensitivity management program, also known as asset/liability management, is to maximize net interest income while minimizing the risk of adverse effects from changing interest rates. This is done by controlling the mix and maturities of interest-sensitive assets and liabilities. The bank has established an asset/liability committee for this purpose. Daily management of the bank’s sensitivity of earnings to changes in interest rates within the bank’s policy guidelines are monitored by using a combination of off-balance sheet and on-balance sheet financial instruments. The bank’s Chief Executive Officer, Chief Lending Officer, Chief Financial Officer and the Chief Operations Officer monitor day to day deposit flows, lending requirements and the competitive environment. Rate changes occur within policy guidelines if necessary to minimize adverse effects. Also, the bank’s policy is intended to ensure that the bank measures a range of rate scenarios and patterns of rate movements that are reasonably possible.
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

TABLE 15. INTEREST SENSITIVITY ANALYSIS

	December 31, 2008
	Interest Sensitivity Period
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
				In thousands

Rate sensitive assets
Loans, net of unearned interest	$98,263	$22,225	$22,356	$15,211	$15,694	$27,004	$200,752	$201,347
Average interest rate	5.99%	6.98%	6.79%	6.86%	7.37%	6.92%	6.65%
Securities	23,792	5,234	5,548	2,374	2,372	23,286	62,605	62,605
Average interest rate	1.25%	2.25%	2.75%	3.00%	3.50%	4.22%	3.36%

Total interest sensitive assets	$122,055	$27,458	$27,903	$17,585	$18,066	$50,290	$263,357

Interest sensitive liabilities
Non-interest-bearing deposits	$3,907	$3,907	$3,907	$3,907	$3,907	$19,537	39,071	$39,071
Average interest rate	—%	—%	—%	—%	—%	—%	—%
Savings and interest-bearing checking	5,943	5,943	5,943	5,943	5,943	29,714	59,429	59,429
Average interest rate	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%
Time deposits	31,081	42,438	45,189	5,547	5,140	—	129,395	137,539
Average interest rate	3.56%	4.30%	3.80%	4.33%	3.67%	—%	3.93%

Total interest sensitive liabilities	$40,931	$52,288	$55,039	$15,397	$14,990	$49,251	$227,895

GAP	$81,124	$(24,830)	$(27,136)	$2,188	$3,076	$1,039
Cumulative GAP	$81,124	$56,294	$29,158	$31,346	$34,422	$35,461

GAP to sensitive assets ratio	30.80%	(9.43)%	(10.30)%	0.83%	1.17%	0.39%
Cumulative GAP to sensitive assets ratio	30.80%	21.38%	11.07%	11.90%	13.07%	13.47%
GAP to total assets ratio	28.74%	(8.80)%	(9.61)%	0.78%	1.09%	0.37%
Cumulative GAP to total assets ratio	28.74%	19.94%	10.33%	11.11%	12.20%	12.56%
IMPACT OF INFLATION
     The results of operations and financial position of the bank have been presented based on historical cost, unadjusted for the effects of inflation, except for the recording of unrealized gains and losses on securities available for sale. Inflation could significantly impact the value of the bank’s interest rate-sensitive assets and liabilities and the cost of noninterest expenses, such as salaries, benefits and other operating expenses. Management of the money supply by the Federal Reserve to control the rate of inflation may have an impact on the earnings of the bank. Further, changes in interest rates to control inflation may have a corresponding impact on the ability of certain borrowers to repay loans granted by the bank.
     As a financial intermediary, the bank holds a high percentage of interest rate-sensitive assets and liabilities. Consequently, the estimated fair value of a significant portion of the bank’s assets and liabilities change more frequently than those of non-banking entities. The bank’s policies attempt to structure its mix of financial instruments and manage its interest rate sensitivity in order to minimize the potential adverse effects of market forces on its net interest income, earnings and capital.
     A comparison of the carrying value of the bank’s financial instruments to their estimated fair value as of December 31, 2008 and December 31, 2007, is disclosed in Note 23 of the Notes to the Consolidated Financial Statements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Interest Rate Sensitivity” in Item 7 hereof.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

MANAGEMENT’S REPORT ON INTERNAL CONTROL
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
          Under the supervision and with the participation of the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, the Corporation has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008, using the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Corporation and its consolidated subsidiaries is made known to them by others within those entities. The Chief Executive Officer and the Chief Financial Officer believe that at December 31, 2008, CNB Financial Services, Inc. and its wholly-owned subsidiary maintained an effective system of internal control over financial reporting.
          This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Thomas F. Rokisky	/s/ Rebecca S. Stotler

Thomas F. Rokisky	Rebecca S. Stotler
President and Chief Executive Officer	Sr. Vice President and Chief Financial Officer

February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
CNB Financial Services, Inc.
Berkeley Springs, West Virginia
          We have audited the accompanying consolidated statements of financial condition of CNB Financial Services, Inc. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of CNB Financial Services, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
          We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. CNB Financial Services, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Financial Services, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
          As described in Notes 1 and 11 to the financial statements, CNB Financial Services, Inc. changed its method of accounting for its pension plan in 2006 as required by the provisions of Statement of Financial Accounting Standard No. 158.

/s/ SMITH ELLIOTT KEARNS & COMPANY, LLC

Hagerstown, Maryland
March 6, 2009

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2008 AND 2007

	2008	2007

ASSETS
Cash and due from banks	$4,770,724	$7,791,093
Securities available for sale (at approximate market value)	62,604,735	66,017,231
Federal Home Loan Bank stock, at cost	2,321,300	2,623,600
Loans and leases receivable, net	200,752,202	202,668,845
Accrued interest receivable	1,272,742	1,406,804
Foreclosed real estate (held for sale), net	253,300	150,845
Premises and equipment, net	5,842,368	6,111,273
Deferred income taxes	1,889,746	927,843
Cash surrender value of life insurance	1,617,055	1,491,093
Intangible assets	274,145	385,661
Other assets	658,665	841,156

TOTAL ASSETS	$282,256,982	$290,415,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$39,469,377	$42,690,898
Interest-bearing demand	35,554,781	35,278,551
Savings	23,476,255	23,462,625
Time, $100,000 and over	55,269,424	44,493,979
Other time	74,125,229	80,718,661

	$227,895,066	$226,644,714
Accrued interest payable	1,126,219	1,281,166
FHLB borrowings	25,445,000	37,500,000
Accrued expenses and other liabilities	4,572,907	2,168,119

TOTAL LIABILITIES	$259,039,192	$267,593,999

SHAREHOLDERS’ EQUITY
Common stock, $1 par value; 5,000,000 shares authorized; 458,048 shares issued at December 31, 2008 and December 31, 2007 and 449,151 and 454,949 outstanding at December 31, 2008 and December 31, 2007	$458,048	$458,048
Capital surplus	4,163,592	4,163,592
Retained earnings	21,015,652	19,155,244
Accumulated other comprehensive income (loss)	(1,848,990)	(747,806)

	$23,788,302	$23,029,078
Less treasury stock, at cost, 8,897 shares in 2008 and 3,099 shares in 2007	(570,512)	(207,633)

TOTAL SHAREHOLDERS’ EQUITY	$23,217,790	$22,821,445

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$282,256,982	$290,415,444

The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
INTEREST INCOME
Interest and fees on loans	$13,971,297	$14,585,845	$13,481,504
Interest and dividends on securities:
U.S. Government agencies and corporations	660,426	1,372,612	1,560,210
Corporate bonds	346,400	—	—
Mortgage backed securities	1,409,912	708,398	441,166
State and political subdivisions	520,511	398,255	403,097
Dividend income	84,316	93,883	81,663
Interest on FHLB deposits	2,766	5,489	20,396
Interest on federal funds sold	—	36,921	1,317

	$16,995,628	$17,201,403	$15,989,353

INTEREST EXPENSE
Interest on interest bearing demand, savings and time deposits	$5,539,747	$6,809,967	$5,290,613
Interest on FHLB borrowings	767,619	915,241	978,243

	$6,307,366	$7,725,208	$6,268,856

NET INTEREST INCOME	$10,688,262	$9,476,195	$9,720,497

PROVISION FOR LOAN LOSSES	940,500	168,999	275,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	$9,747,762	$9,307,196	$9,444,997

NONINTEREST INCOME
Service charges on deposit accounts	$1,390,288	$1,389,868	$1,273,409
Other service charges and fees	577,337	541,753	470,101
Trust fee income	231,660	242,831	199,348
Other operating income	68,315	129,322	61,360
Net gain on sales of loans	51,782	86,871	—
Net gain (loss) on sales and calls of securities	119,550	(2,688)	(37,271)
Other than temporary impairment on investment securities	(86,468)	—	—
Net gain (loss) on sale of other real estate owned	(69,264)	—	—
Net gain (loss) on disposal of premises, equipment and software	(49,212)	225	(19,756)
Income from title company	7,030	12,023	20,668

	$2,241,018	$2,400,205	$1,967,859

NONINTEREST EXPENSES
Salaries	$2,883,534	$2,928,925	$2,885,950
Employee benefits	1,277,780	1,241,633	1,258,295
Occupancy of premises	504,608	521,962	509,945
Furniture and equipment expense	845,498	850,208	812,216
Other operating expenses	2,454,869	2,469,626	2,293,366

	$7,966,289	$8,012,354	$7,759,772

INCOME BEFORE INCOME TAXES	$4,022,491	$3,695,047	$3,653,084

PROVISION FOR INCOME TAXES	1,307,280	1,190,791	1,263,126

INCOME FROM CONTINUING OPERATIONS	$2,715,211	$2,504,256	$2,389,958

NET RESULTS FROM DISCONTINUED OPERATIONS OF CNB INSURANCE SERVICES, INC BEFORE INCOME TAXES	$—	$—	$124,157

PROVISION FOR INCOME TAXES	$—	$—	$45,453

NET RESULTS OF DISCONTINUED OPERATIONS	$—	$—	$78,704

NET INCOME	$2,715,211	$2,504,256	$2,468,662

BASIC EARNINGS PER SHARE	$6.01	$5.48	$5.39

The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

					Accumulated
					Other	Total
	Common	Treasury	Capital	Retained	Comprehensive	Shareholders’
	Stock	Stock	Surplus	Earnings	Income (Loss)	Equity

BALANCE, DECEMBER 31, 2005	$458,048	$—	$4,163,592	$15,658,134	$(1,271,733)	$19,008,041

Comprehensive income:
Net income for 2006	—		—	2,468,662	—	2,468,662
Change in unrealized gains (losses) on securities available for sale (net of tax of $61,559)	—	—	—	—	100,439	100,439
Change in minimum pension liability adjustment (net of tax of $46,688)	—	—	—	—	76,175	76,175

Total Comprehensive Income						2,645,276

Adjustment to initially apply FASB Statement No. 158, (net of tax of $383,469)	—	—	—	—	(625,661)	(625,661)
Cash dividends ($1.54 per share)	—	—	—	(705,394)	—	(705,394)

BALANCE, DECEMBER 31, 2006	$458,048	$—	$4,163,592	$17,421,402	$(1,720,780)	$20,322,262

Comprehensive income:
Net income for 2007	—	—	—	2,504,256	—
Change in unrealized gains (losses) on securities available for sale (net of tax of $395,359)	—	—	—	—	645,060	645,060
Change in unfunded pension liability (net of tax of $200,979)	—	—	—	—	327,914	327,914

Total Comprehensive Income						3,477,230

Acquisition of treasury stock, at cost, 3,099 shares	—	(207,633)	—	—	—	(207,633)
Cash dividends ($1.69 per share)	—	—	—	(770,414)	—	(770,414)

BALANCE, DECEMBER 31, 2007	$458,048	$(207,633)	$4,163,592	$19,155,244	$(747,806)	$22,821,445
Comprehensive income:
Net income for 2008	—	—	—	2,715,211	—	2,715,211
Change in unrealized gains (losses) on securities available for sale (net of tax of $112,510)	—	—	—	—	(183,569)	(183,569)
Change in unfunded pension liability (net of tax of $562,408)					(917,615)	(917,615)

Total Comprehensive Income						1,614,027

Acquisition of treasury stock, at cost, 5,798 shares	—	(362,879)	—	—	—	(362,879)
Cash dividends ($1.90 per share)	—	—	—	(854,803)	—	(854,803)

BALANCE, DECEMBER 31, 2008	$458,048	$(570,512)	$4,163,592	$21,015,652	$(1,848,990)	$23,217,790

The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,715,211	$2,504,256	$2,468,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on premises, equipment and software	547,736	579,761	595,308
Amortization of intangible assets	111,516	111,517	113,996
Provision for loan losses	940,500	168,999	275,500
Deferred income taxes	(286,984)	(42,015)	(47,349)
Net (gain) loss on sales and calls of securities	(119,550)	2,688	37,271
Other than temporary impairment on investment securities	86,468	—	—
Loss on sale of real estate owned	69,264	—	—
(Gain) loss on disposal of premises, equipment and software	49,212	(225)	19,756
Net (gain) on loans sold	(51,782)	(86,871)	—
Loans originated for sale	(4,239,250)	(5,314,950)	—
Proceeds from loans sold	4,291,032	5,401,821	—
(Gain) on sale of assets of CNB Insurance Services, Inc.	—	—	(143,913)
(Gain) on sale of stock	—	(59,369)	—
(Increase) decrease in accrued interest receivable	134,062	(52,763)	(123,264)
(Increase) decrease in other assets	299,867	(86,477)	(131,488)
Increase (decrease) in accrued interest payable	(154,947)	209,176	460,478
(Increase) in cash surrender value on life insurance in excess of premiums paid	(67,528)	(38,138)	(56,009)
Increase (decrease) in accrued expenses and other liabilities	924,764	(394,537)	58,413
Amortization of deferred loan (fees) cost	71,137	82,770	60,439
Amortization (accretion) of premium and discount on investments	12,375	13,254	15,803

NET CASH PROVIDED BY OPERATING ACTIVITIES	$5,333,103	$2,998,897	$3,603,603

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	$229,039	$1,252,722	$(24,447,542)
Proceeds from sales of securities	2,803,399	3,796,972	12,218,693
Proceeds from maturities, repayments and calls of securities	35,569,701	4,250,091	2,675,837
Purchases of securities	(35,230,720)	(22,177,257)	(10,464,725)
Purchases of Federal Home Loan Bank stock	(1,697,000)	(2,598,500)	(6,356,000)
Redemptions of Federal Home Loan Bank stock	1,999,300	1,727,900	6,272,900
Redemptions of Federal Reserve Bank stock	—	—	138,650
Purchases of premises, equipment and software	(400,745)	(408,326)	(280,657)
Proceeds from sales of premises and equipment	—	1,270	—
Proceeds from sale of real estate owned	471,282	—	—
Costs to acquire foreclosed real estate	(17,034)	(5,188)	—
Proceeds from sale of assets of CNB Insurance Services, Inc.	—	—	153,332
Proceeds from sale of stock	—	59,369	—
Investment in (return of capital from) title company	70	(123)	332
Net decrease in federal funds sold	—	9,000	29,000
Premiums paid on life insurance	(58,434)	(58,434)	(58,822)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$3,668,858	$(14,150,504)	$(20,119,002)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) in demand and savings deposits	$(2,931,661)	$(21,417,803)	$(7,063,703)
Net increase in time deposits	4,182,013	14,979,777	20,858,017
Net increase (decrease) in FHLB borrowings	(12,055,000)	19,000,000	700,000
Purchase of treasury stock	(362,879)	(207,633)	—
Cash dividends paid	(854,803)	(770,414)	(705,394)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$(12,022,330)	$11,583,927	$13,788,920

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(3,020,369)	$432,320	$(2,726,479)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,791,093	7,358,773	10,085,252

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,770,724	$7,791,093	$7,358,773

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year:
Interest	$6,462,313	$7,516,032	$5,808,377
Income taxes	$1,577,750	$1,165,500	$1,386,500
Net transfer to foreclosed real estate, held for sale from loans receivable	$717,341	$145,657	$—
Other real estate acquired in settlement of loans	$50,000	$—	$—
Unrealized gain (loss) on investment securities available for sale (net of tax)	$(183,569)	$645,060	$100,439
The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The following is a description of the more significant accounting policies of CNB Financial Services, Inc. and its subsidiary.
Nature of Operations:
CNB Financial Services, Inc. (“CNB” or the “Company”) is a financial services holding company incorporated under the laws of West Virginia on March 20, 2000. It became a bank holding company when it acquired all of the common stock of Citizens National Bank of Berkeley Springs on August 31, 2000.
Citizens National Bank operated as a national banking association until October 16, 2006 at which time it became a West Virginia state chartered bank. Concurrent with the charter change, the bank began operating under the legal name of CNB Bank, Inc.
CNB Bank, Inc. (the “Bank”), a wholly owned subsidiary of CNB, provides a variety of banking services to individuals and businesses through its two locations in Morgan County, West Virginia, three locations in Berkeley County, West Virginia and one location in Washington County, Maryland. Its primary deposit products are demand deposits and certificates of deposit, and its primary lending products are commercial business, real estate mortgage and installment loans.
In February 2001, CNB became a 50% member in a limited liability company, Morgan County Title Insurance Agency, LLC which sells title insurance. In January 2003, the other two members in the limited liability corporation purchased a portion of CNB’s membership making each member’s share 33%.
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
Principles of Consolidation:
The consolidated financial statements of CNB Financial Services, Inc. include the accounts of the Company and its wholly owned subsidiaries, CNB Bank, Inc. and CNB Insurance Services, Inc., a former wholly owned subsidiary of the bank. The financial statements of Morgan County Title Insurance Agency, LLC are not included in these consolidated financial statements. All significant intercompany transactions and balances have been eliminated.
Use of Estimates:
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. CNB’s most significant estimates are the allowance for loan losses, depreciable lives of fixed assets and actuarial and other assumptions used in determining pension expense and liability, liability for postretirement benefits, liability for deferred compensation and liability for current and deferred taxes.
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
c. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders’ equity as accumulated other comprehensive income.
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
     Impaired loans:
Impaired loans are defined as those loans for which it is probable that contractual amounts due will not be received. Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, requires that the measurement of impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Larger groups of small-balance loans such as residential mortgage and installment loans that are considered to be part of homogeneous loan pools are aggregated for the purpose of measuring impairment, and therefore, are not subject to these statements. Management has established a dollar-value threshold for commercial loans. The larger commercial loans are evaluated for impairment. At December 31, 2008, there are ten loans considered to be impaired with an unguaranteed balance of $1.2 million. At December 31, 2007, there are nine loans considered to be impaired with an unguaranteed balance of $1.2 million. See Note 4: Loans and Leases Receivable in the Notes to Consolidated Financial Statements for additional discussion.
     Allowance for Loan Losses:
The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions.
Allowances for loan losses and impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.
     Loans Held for Sale:
Mortgage loans held for sale are recorded at the lower of cost or market value. Gains and losses realized from the sale of loans and adjustments to market value are included in non-interest income. Mortgage loans are sometimes sold to Taylor, Bean & Whitaker, the Federal Home Loan Mortgage Corporation (Freddie Mac), West Virginia Housing Development Fund, other secondary market investors and other commercial banks. Beginning in January 2007, all fixed rate residential mortgage loans were sold to secondary market investors. At December 31, 2008, the bank had no loans held for sale.

     Intangible Assets:
Intangible assets represent the acquisition of customer lists, contracts and records in the amount of $66,267 by CNB Insurance Services, Inc. and the $780,616 premium from the purchase of core deposit relationships as part of the Hancock branch acquisition. The CNB Insurance Services, Inc. intangible assets were being amortized over four years on a straight line basis and the core deposit intangible relationships from the Hancock branch acquisition are being amortized over seven years on a straight line basis. As of June 1, 2006, the remaining unamortized balance of the intangible asset for CNB Insurance Services, Inc. amounting to $9,419 was included in the sale to Maiden Financial. See Note 17: Discontinued Operations in the Notes to Consolidated Financial Statements for additional discussion.
     Loan Servicing:
The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans: product type, investor type, interest rate, term and geographic location. An analysis of the risk characteristics of CNB’s loan servicing portfolio allows for all loans to be defined by one risk category. As of December 31, 2008 and 2007, there were no mortgage servicing assets or liabilities. See Note 5: Loan Servicing in the Notes to Consolidated Financial Statements for additional discussion.
     Interest Income on Loans:
Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on loans is discontinued at the time the loan becomes 90 days past due unless in management’s judgment collectibility of interest is assured.
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
At December 31, 2008, there was no liability for unrecognized tax benefits.
     Pension Plan:
Pension plan costs are funded by annual contributions as required by applicable regulations.
     Cash and Cash Equivalents:
For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include all highly liquid debt instruments purchased with a maturity of three months or less except for federal funds sold. Those amounts are included in the balance sheet captions “Cash and Due From Banks.” Included in “Cash and Due From Banks” are interest bearing deposits with FHLB in the amount of $80,115 and $25,282 at December 31, 2008 and 2007, respectively.
     Earnings and Dividends Per Share:
Basic earnings and dividends per share are computed on the basis of the weighted average number of 451,686 shares of common stock outstanding in 2008, 457,274 shares of common stock outstanding in 2007 and 458,048 shares of common stock outstanding in 2006.
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
     Foreclosed Real Estate:
Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate. The historical average holding period for such properties is twelve to eighteen months. At December 31, 2008, CNB owns three properties acquired through loan foreclosure with a carrying value of $253,300.
     Trust Assets:
Assets held by CNB in a fiduciary or agency capacity are not included in the consolidated financial statements since such assets are not assets of CNB. In accordance with banking industry practice, income from fiduciary activities is generally recognized on the cash basis which is not significantly different from amounts that would have been recognized on the accrual basis.

Advertising Costs:
The Company expenses advertising costs in the period in which they are incurred. Advertising costs amounted to $185,769, $205,444 and $173,792 for the years ended December 31, 2008, 2007 and 2006, respectively.
Comprehensive Income:
Comprehensive income is defined as the change in equity from transactions and other events from nonowner sources. It includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders. Comprehensive income includes net income and certain elements of “other comprehensive income” such as foreign currency translations; accounting for futures contracts; employers accounting for pensions; and accounting for certain investments in debt and equity securities.
CNB has elected to report its comprehensive income in the Consolidated Statements of Changes in Shareholders’ Equity. The elements of “other comprehensive income” that CNB has are the unrealized gains or losses on available for sale securities, additional minimum pension liability adjustment and unrecognized pension costs.
The components of the change in “other comprehensive income” were as follows:

	2008	2007	2006

Additional pension liability adjustment arising during the year	$(1,480,023)	$528,893	$(886,267)
Unrealized holding gains (losses) arising during the year on securities available for sale	(176,529)	1,037,731	124,727
Reclassification adjustment for (gains) losses realized in net income on sale of securities	(119,550)	2,688	37,271

Net change in accumulated other comprehensive income before taxes	$(1,776,102)	$1,569,312	$(724,269)
Tax effect	674,918	(596,338)	275,222

Net change	$(1,101,184)	$972,974	$(449,047)

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
Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities
Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. At December 31, 2008, all of CNB’s securities are considered to be Level 2 securities.
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
Loans held for sale
Loans held for sale are required to be measured at lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At December 31, 2008, CNB did not have any loans held for sale.
Impaired loans
SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. CNB had no fair value measurement adjustments to impaired loans as of December 31, 2008.
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

Under SFAS No. 158, the measurement date—the date at which the benefit obligation and plan assets is measured — is required to be the company’s fiscal year end. The recognition requirements of SFAS No. 158 are effective for publicly held companies for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the company’s fiscal year end is effective for fiscal years ending after December 15, 2008. CNB has implemented SFAS No. 158 as disclosed in Note 11.
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
NOTE 2. INVESTMENT IN LIMITED LIABILITY COMPANY
In February 2001, CNB paid $5,000 to become a 50% member in a limited liability company, Morgan County Title Insurance Agency, LLC for the purpose of selling title insurance. In January 2003, the other two members in the limited liability company purchased a portion of CNB’s membership making each member’s share 33%. CNB accounts for their investment in Morgan County Title Insurance Agency, LLC as part of “Other Assets” using the equity method of accounting.

The following represents the limited liability company’s financial information:
MORGAN COUNTY TITLE INSURANCE AGENCY, LLC
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS

Cash	$3,474	$3,684

TOTAL ASSETS	$3,474	$3,684

MEMBERS’ EQUITY	$3,474	$3,684

TOTAL MEMBERS’ EQUITY	$3,474	$3,684

MORGAN COUNTY TITLE INSURANCE AGENCY, LLC
STATEMENTS OF INCOME
(Unaudited)
YEARS ENDED DECEMBER 31, 2008, 2007AND 2006

	2008	2007	2006

INCOME
Insurance commissions	$39,005	$65,653	$101,084

TOTAL INCOME	$39,005	$65,653	$101,084

EXPENSES
Management fees	$14,695	$26,776	$32,300
Other expenses	3,220	2,908	6,725

TOTAL EXPENSES	$17,915	$29,684	$39,025

NET INCOME	$21,090	$35,969	$62,059

MORGAN COUNTY TITLE INSURANCE AGENCY, LLC
STATEMENTS OF CASH FLOWS
(Unaudited)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,090	$35,969	$62,059

NET CASH PROVIDED BY OPERATING ACTIVITIES	$21,090	$35,969	$62,059

CASH FLOWS FROM FINANCING ACTIVITIES
Profit and capital distributed	$(21,300)	$(35,700)	$(63,000)

NET CASH (USED IN) FINANCING ACTIVITIES	$(21,300)	$(35,700)	$(63,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$(210)	$269	$(941)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,684	3,415	4,356

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,474	$3,684	$3,415

NOTE 3. SECURITIES
The amortized cost and estimated market value of debt securities at December 31, 2008 and 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Securities are summarized as follows:

					Weighted
	2008				Average
		Gross	Gross	Estimated	Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
Available for sale:
U.S. Government agencies and corporations
Within one year	$3,714,859	$4,957	$—	$3,719,816	3.90%
After 1 but within 5 years	1,592,342	368	—	1,592,710	3.15
After 5 but within 10 years	5,394,502	96,724	—	5,491,226	4.56

	$10,701,703	$102,049	$—	$10,803,752	4.12%

Corporate Bonds
After 1 but within 5 years	$1,735,480	$—	$173,968	$1,561,512	5.64%
After 5 but within 10 years	5,478,377	—	448,115	5,030,262	5.47

	$7,213,857	$—	$622,083	6,591,774	5.51%

States and political subdivisions
Within one year	$874,070	$5,303	$—	$879,373	2.80%
After 1 but within 5 years	4,635,138	46,652	5,120	4,676,670	3.33
After 5 but within 10 years	11,581,159	35,359	207,323	11,409,195	3.72

	$17,090,367	$87,314	$212,443	$16,965,238	3.57%

Mortgage backed securities:
Government issued or guaranteed	$17,278,086	$511,216	$5,937	$17,783,365	5.35%

Collateralized mortgage obligations:
Government issued or guaranteed	$8,942,326	$141,517	$41,825	$9,042,018	5.06%
Privately issued	1,691,093	—	272,505	1,418,588	7.01

	$10,633,419	$141,517	$314,330	$10,460,606	5.37%

Total securities available for sale	$62,917,432	$842,096	$1,154,793	$62,604,735	4.68%

Restricted:
Federal Home Loan Bank stock	$2,321,300	$—	$—	$2,321,300	2.35%

					Weighted
	2007				Average
		Gross	Gross	Estimated	Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
Available for sale:
U.S. Government agencies and corporations
Within one year	$13,892,949	$21,851	$4,802	$13,909,998	4.58%
After 1 but within 5 years	15,236,652	33,176	31,057	15,238,771	4.09
After 5 but within 10 years	1,987,371	33,929	—	2,021,300	5.86

	$31,116,972	$88,956	$35,859	$31,170,069	4.42%

States and political subdivisions
Within one year	$551,482	$311	$1,711	$550,082	2.85%
After 1 but within 5 years	2,064,702	24,344	22,266	2,066,780	3.40
After 5 but within 10 years	8,990,637	2,330	132,262	8,860,705	3.55

	$11,606,821	$26,985	$156,239	$11,477,567	3.49%

Mortgage backed securities:
Government issued or guaranteed	$14,149,889	$86,271	$97,135	$14,139,025	5.37%

Collateralized mortgage obligations:
Government issued or guaranteed	$7,236,286	$80,871	$7,907	$7,309,250	5.54%
Privately issued	1,923,882	12,116	14,677	1,921,321	5.92

	$9,160,168	$92,987	$22,584	$9,230,571	5.62%

Total securities available for sale	$66,033,850	$295,199	$311,817	$66,017,232	4.63%

Restricted:
Federal Home Loan Bank stock	$2,623,600	$—	$—	$2,623,600	6.00%

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $19,462,597 at December 31, 2008, and $19,138,493 at December 31, 2007.
Proceeds from sales of securities available for sale (excluding maturities and calls) for the years ended December 31, 2008, 2007 and 2006 were $2,803,399, $3,796,972 and $12,218,693, respectively. Gross gains and (losses) of $55,279 and $(0) in 2008, $5,537 and $(8,282) in 2007, and $27,291 and $(65,000) in 2006 were realized on the respective sales. Gross gains of $64,271 and $57 were realized on called securities during 2008 and 2007, respectively.
The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007, respectively.

	2008
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Corporate bonds	$6,591,774	$622,083	$—	$—	$6,591,774	$622,083

State and political subdivisions	7,296,127	210,761	217,773	1,682	7,513,900	212,443

Mortgage backed securities:

Government issued or guaranteed	296,216	271	492,011	5,666	788,227	5,937

Collateralized mortgage obligations:

Government issued or guaranteed	1,130,704	9,320	393,802	32,505	1,524,506	41,825
Privately issued	1,418,529	272,505	—	—	1,418,529	272,505

Total temporarily impaired securities	$16,733,350	$1,114,940	$1,103,586	$39,853	$17,836,936	$1,154,793

	2007
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

U.S. Government agencies and corporations	$6,999,300	$700	$12,876,348	$35,159	$19,875,648	$35,859

State and political subdivisions	2,067,956	24,596	8,102,090	131,643	10,170,046	156,239

Mortgage backed securities:

Government issued or guaranteed	846,880	4	5,448,594	97,131	6,295,474	97,135

Collateralized mortgage obligations:

Government issued or guaranteed	1,548,343	7,907	—	—	1,548,343	7,907
Privately issued	467,086	14,677	—	—	467,086	14,677

Total temporarily impaired securities	$11,929,565	$47,884	$26,427,032	$263,933	$38,356,597	$311,817

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

At December 31, 2008, there were 51 available for sale securities that have unrealized losses with aggregate depreciation of 6.9% from their amortized cost basis. The unrealized losses relate principally to government obligations and corporate bonds. In analyzing the issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. Since the securities are primarily government bonds or agency issues and management has the ability to hold the securities until maturity or until such a time that the market value has recovered the unrealized losses, management determined that no declines are deemed to be other-than-temporary except for two privately issued collateralized mortgage obligations. At December 31, 2008, management analyzed their portfolio noting two collateralized mortgage obligations to be performing very poorly and the loans within the portfolio have increased delinquencies and foreclosures. Therefore, management recorded an other than temporary loss on these two collateralized mortgage obligations of $86,468, a 9.8% reduction in the book value.
NOTE 4. LOANS AND LEASES RECEIVABLE
Major classifications of loans at December 31, 2008 and 2007 were as follows:

	2008	2007

Loans:
Real estate	$137,770,172	$143,012,227
Commercial real estate	40,613,894	37,587,676
Consumer	16,665,647	15,544,183
Commercial	7,931,399	8,179,019
Overdrafts	91,515	104,240

	$203,072,627	$204,427,345

Leases	105,219	112,838

	$203,177,846	$204,540,183

Net deferred loan fees, costs, premiums and discounts	325,742	273,123
Allowance for loan losses	(2,751,386)	(2,144,461)

	$200,752,202	$202,668,845

At December 31, 2008, approximately $72,740,000 or 40.8% of the real estate loans had fixed rates of interest and $105,644,000 or 59.2% had adjustable rates of interest.
An analysis of the allowance for loan losses was as follows:

	2008	2007	2006

Balance, beginning	$2,144,461	$2,131,523	$2,022,130
Provision charged to operations	940,500	168,999	275,500
Recoveries	188,860	183,281	151,513
Loans charged off	(522,435)	(339,342)	(317,620)

Balance, ending	$2,751,386	$2,144,461	$2,131,523

The following is a summary of information pertaining to impaired loans:

	December 31,
	2008	2007
	(in thousands)

Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance (1)	1,227,068	1,410,100

Total impaired loans	$1,227,068	$1,410,100

Valuation allowance related to impaired loans	$383,350	$254,680

(1)	Some of these loans have government agency guarantees reducing the bank’s exposure by $57,611.

	Years Ended December 31,
	2008	2007
	(in thousands)

Average investment in impaired loans	$1,318,584	$705,050

Interest income recognized on impaired loans	$52,430	$85,185

Interest income recognized on a cash basis on impaired loans	$52,430	$85,185

Loans are placed on nonaccrual status at the time the loan becomes 90 days past due, unless in management’s judgment collectibility is assured. A summary of nonperforming loans and foreclosed assets is as follows:

	December 31,
	2008	2007

Foreclosed real estate (other real estate owned)	$253,300	$150,845
Impaired loans, not on nonaccrual	130,905	847,852
Nonaccrual loans, impaired (1)	1,096,163	562,248
Nonaccrual loans, not impaired	402,520	551,904
Loans past due 90 days or more still accruing interest	—	—

Total non-performing assets	$1,882,888	$2,112,849

(1)	Some of these loans have government agency guarantees reducing the bank’s exposure by $57,611.
The contractual amount of interest that would have been recorded on nonaccrual and impaired loans during 2008 and 2007 was $111,145 and $73,023, respectively. The amount of interest income that was recorded on nonaccrual and impaired loans during 2008 and 2007 was $58,336 and $116,070, respectively.
The bank is not committed to lend additional funds to debtors whose loans are nonperforming.

NOTE 5. LOAN SERVICING
Mortgage loans serviced for others are not included in the accompanying financial statements. The unpaid principal balances of mortgage loans serviced for others were $2,055,847 and $3,587,661 at December 31, 2008 and 2007, respectively.
Custodial balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $9,251 and $121,553 at December 31, 2008 and 2007, respectively.
The bank did not capitalize or have any amortization of mortgage servicing rights in 2008, 2007 or 2006. There were no assets or liabilities for mortgage servicing rights at December 31, 2008 or 2007.
NOTE 6. PREMISES AND EQUIPMENT
Major classifications of premises and equipment at December 31 were as follows:

	2008	2007

Land and land improvements	$2,077,658	$2,077,658
Banking house — Main	1,528,011	1,516,466
Banking house — Valley Road branch	547,936	547,936
Banking house — Hedgesville branch	783,368	770,643
Banking house — Martinsburg branch	697,006	697,006
Banking house — Hancock branch	235,589	230,999
Banking house — Spring Mills branch	885,697	885,697
Bank owned automobiles	49,752	41,657
Furniture, fixtures and equipment	2,961,545	3,096,484

	$9,766,562	$9,864,546
Less accumulated depreciation	3,924,194	3,753,273

	$5,842,368	$6,111,273

Depreciation expense amounted to $481,661, $514,141 and $505,421 in 2008, 2007 and 2006, respectively.
Computer software, net of accumulated amortization, included in the statement of financial condition caption “Other Assets” amounted to $217,976 and $145,274 at December 31, 2008 and 2007, respectively. Amortization expense on computer software amounted to $66,075, $65,620 and $89,887 in 2008, 2007 and 2006, respectively.
NOTE 7. INTANGIBLE ASSETS
Amortized intangible assets representing customer lists, contracts and records acquired by CNB Insurance Services, Inc. had a carrying amount of $66,267 and accumulated amortization of $54,370 at December 31, 2005. On June 1, 2006, CNB Insurance Services, Inc. was sold along with its customer lists which had a remaining unamortized cost of $9,419. See Note 17: Discontinued Operations in the Notes to Consolidated Financial Statements for further discussion on the sale. These intangibles were being amortized on a straight line basis.
Amortized intangible asset representing the $780,616 premium from the purchase of core deposit relationships as part of the Hancock branch acquisition has accumulated amortization of $506,471 and $394,955 at December 31, 2008 and 2007, respectively. This core deposit intangible asset from the Hancock branch acquisition is being amortized over seven years on a straight line basis.
Amortization expense on intangible assets amounted to $111,516, $111,517 and $113,996 in 2008, 2007 and 2006, respectively.

The estimated amortization expense for the next three succeeding years will be:

2009	$111,516
2010	$111,516
2011	$ 51,114
NOTE 8. TIME DEPOSITS
     At December 31, 2008, the scheduled maturities of time deposits are as follows:

	Time Deposits	All Time
	$100,000 and over	Deposits

2009	$12,478,120	$31,081,368
2010	18,441,061	42,437,572
2011	20,848,005	45,188,954
2012	1,600,559	5,547,112
2013	1,801,679	5,139,648

	$55,169,424	$129,394,653

NOTE 9. FEDERAL HOME LOAN BANK BORROWINGS

	December 31,
	2008	2007

Federal Home Loan Bank advances	$25,445,000	$37,500,000
CNB Bank, Inc. is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and, as such, can take advantage of the FHLB program for overnight and term advances at published daily rates. At December 31, 2008, the bank has short term and long term advances with FHLB. FHLB short term advances mature within one year and carry an interest rate of .6% at December 31, 2008. The bank has a two year convertible select long term loan with a one year lock out period carrying an interest rate of 3.77% and another two year convertible select long term loan with a one year lock out period carrying an interest rate of 1.89% at December 31, 2008. Under the terms of a blanket collateral agreement, term advances from the FHLB are collateralized by qualifying mortgages and U.S. Government agencies and mortgage-backed securities. In addition, all of the bank’s stock in the FHLB is pledged as collateral for such debt. Term advances available under this agreement are limited by available and qualifying collateral and the amount of FHLB stock held by the borrower.

	2008	2007
Maximum balance outstanding at any month-end during the year	$34,900,000	$37,500,000
Average balance for the year	30,549,453	18,212,781
Weighted average rate for the year	2.47%	4.97%
Weighted average rate at year-end	1.47%	3.80%
NOTE 10. UNUSED LINES OF CREDIT
The bank entered into a line of credit with SunTrust Bank for $4,500,000 for federal fund purchases. Funds issued under this agreement are at the SunTrust Bank federal funds rate effective at the time of borrowing. The bank had not drawn on these funds at December 31, 2008.
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
The following table sets forth information about the bank’s plan:

	December 31,	October 31,	October 31,
	2008	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$5,014,903	$4,859,682	$4,186,024
Adjustment for plan changes	—	—	—
Service cost	257,310	247,821	232,392
Interest cost	333,188	267,244	248,471
Actuarial (gain) loss	(659)	(181,949)	346,984
Benefits paid	(221,884)	(177,895)	(154,189)

Benefit obligation at end of year	$5,382,858	$5,014,903	$4,859,682

Change in plan assets:
Fair value of plan assets at beginning of year	$4,097,489	$3,365,278	$2,760,085
Actual return on plan assets	(1,202,568)	522,339	346,212
Employer contribution	250,000	387,767	413,170
Benefits paid	(221,884)	(177,895)	(154,189)

Fair value of plan assets at end of year	$2,923,037	$4,097,489	$3,365,278

Funded status	$(2,459,821)	$(917,414)	$(1,494,404)
Unrecognized net actuarial (gain) loss	2,556,379	1,061,955	1,578,504
Unrecognized prior service cost	113,165	127,566	139,910

Prepaid (accrued) benefit cost	$209,723	$272,107	$224,010

Additional information
Increase (decrease) in minimum liability included in other comprehensive income (prior to adjustment to implement SFAS No. 158)	$—	$—	$(122,863)
The accumulated benefit obligation for the defined benefit pension plan was $4,549,280 and $4,174,568 at December 31, 2008 and October 31, 2007, respectively.

	December 31,	October 31,	October 31,
	2008	2007	2006
Components of net periodic cost:
Service cost	$220,551	$247,821	$232,392
Interest cost	285,590	267,244	248,471
Expected return on plan assets	(302,628)	(267,153)	(248,419)
Amortization of prior service costs	12,344	12,344	12,344
Recognized net actuarial loss	51,902	79,414	81,099
Adjustment due to change in measurement date (1)	44,625	—	—

Net periodic plan cost	$312,384	$339,670	$325,887

(1)	- This amount was run through current net periodic pension costs rather than directly to retained earnings as the amount is not considered significant or material.

	December 31,	October 31,	October 31,
	2008	2007	2006
Weighted average assumptions used to determine benefit obligations for the years ended:
Discount rate	6.0%	6.0%	5.75%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	3.0%	3.5%	3.5%

Weighted average assumptions used to determine net periodic benefit cost for the years ended:
Discount rate	6.00%	5.75%	5.75%
Expected return on plan assets	8.0%	8.0%	8.5%
Rate of compensation increase	3.0%	3.5%	3.0%

Amounts recognized in the statement of financial position consist of:
Accrued benefit cost	$(2,459,821)	$(917,414)	$(1,494,404)
Intangible assets	—	—	—
Accumulated other comprehensive income	2,669,544	1,189,521	1,718,414

Net amount recognized	$209,723	$272,107	$224,010

Plan assets

	Target	Allowable	Percentage of Plan Assets at
	Allocation	Allocation	December 31,	October 31,
	2008	Range	2008	2007

Plan assets
Equity securities	70%	40 - 80%	64%	68%
Debt securities	25%	20 - 40%	30%	27%
Real estate	0%	0%	0%	0%
Other	5%	3 -10%	6%	5%

Total			100%	100%

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
Determination of Expected Long-term Rate of Return
The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class.

     Cash flows

Expected contributions for fiscal year ending December 31, 2009
Expected employer contributions	$477,092
Expected employee contributions	$—

Estimated future benefit payments reflecting expected future service for the fiscal year(s) ending
12/31/2009	$203,244
12/31/2010	$209,442
12/31/2011	$217,637
12/31/2012	$252,482
12/31/2013	$253,184
12/31/2014 - 12/31/2018	$1,424,753
NOTE 12. 401(k) PROFIT SHARING PLAN
All employees are eligible to participate in the bank’s 401(k) Profit Sharing Plan after completing one year of service. Employees may defer up to 15% of their salary in 2008, 2007 and 2006. The bank may, at the discretion of the Board of Directors, match all or part of the employee deferrals. For 2008, the bank matched 50% of employee deferrals up to 5% of salary. For 2007, the bank matched 40% of employee deferrals up to 5% of salary. For 2006, the bank matched 75% of employee deferrals up to 5% of salary. The percentage of match varies based on the bank’s profit level. The assets of the 401(k) Profit Sharing Plan are managed by the bank’s trust department.
The bank’s contribution charged to income during 2008, 2007 and 2006 was $43,247, $40,938 and $64,750, respectively.
NOTE 13. DEFERRED COMPENSATION PLAN
The bank has a plan pursuant to which a director may elect to waive receipt of all or a portion of his fees for Board of Directors’ meetings or committee meetings in exchange for a retirement benefit to be received during a ten-year period after attaining a certain age. The bank has acquired life insurance on the lives of participating directors to fund its obligation under the plan. The cash surrender value of these life insurance policies has been recorded as an asset. The present value of payments to be paid to directors or their beneficiaries for services rendered to date has been recorded as a liability. The net expense for these benefits was $30,928, $49,517 and $21,641 for 2008, 2007 and 2006, respectively.
NOTE 14. INCOME TAXES
CNB and its subsidiary, the Bank, file income tax returns in the U.S. federal jurisdiction and the State of West Virginia. The bank also files an income tax return in the State of Maryland. With few exceptions, CNB is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2004.
CNB adopted the provisions of FASB Interpretations No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007, with no impact on the financial statements.
Included in the balance sheet at December 31, 2008 are tax positions related to loan charge offs for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Income taxes reflected in the statements of income are as follows:

	Years ended December 31,
	2008	2007	2006
Federal:
Current	$1,414,802	$1,114,801	$1,194,270
Deferred	(252,298)	(35,201)	(39,537)
State:
Current	179,462	118,005	161,659
Deferred	(34,686)	(6,814)	(7,813)

Provision for income taxes	$1,307,280	$1,190,791	$1,308,579

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.
The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting income, with the income tax provisions in the statements of income.

	Years ended December 31,
	2008	2007	2006
Income tax expense at the statutory rate (34%)	$1,367,647	$1,256,316	$1,284,262
Increases (decreases) resulting from:
Nontaxable interest income, net of non-deductible interest expense	(164,855)	(116,607)	(120,442)
State income taxes, net of federal income tax benefit	112,366	102,085	104,293
Other	(7,878)	(51,003)	40,466

Provision for income taxes	$1,307,280	$1,190,791	$1,308,579

Federal and state income taxes receivable included in the balance sheet as other assets was $114,950 and $141,108 at December 31, 2008 and 2007, respectively.

The components of deferred taxes included in the statement of financial condition as of December 31 are as follows:

	2008	2007

Deferred tax assets:
Provision for loan losses	$926,135	$707,644
Deferred compensation plan	383,808	343,363
Postretirement benefits	103,705	69,329
Intangible asset	97,242	75,831
Unrecognized pension costs	1,014,427	452,018
Net unrealized loss on securities available for sale	118,825	6,315

	$2,644,142	$1,654,500

Deferred tax liabilities:
CSV life insurance	$(323,411)	$(298,220)
Defined benefit plan	(75,500)	(97,959)
Depreciation	(355,485)	(330,478)

	$(754,396)	$(726,657)

Net deferred tax asset (liability)	$1,889,746	$927,843

Generally accepted accounting principles require a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The bank believes that the deferred tax assets will be realized and therefore no valuation allowance was established.
NOTE 15. LEASE AGREEMENT
CNB leases land in Hancock, Maryland on which its Hancock branch is located. This lease was transferred to CNB from Fidelity Bank, a Maryland commercial bank upon the purchase of the Hancock Maryland branch. CNB owns the building which is situated on the leased land. The lease, as amended, expires on May 1, 2017 with the lessee having the right to renew the lease for two additional 5-year optional terms for a total optional renewal right of up to 10 years. The lease payments for the twelve months beginning May 2007 were $21,000 annually. Each year subsequent until May 1, 2017, the lease payments will increase by 2%. The lease payments for the two additional 5-year optional terms will be based, for the first year of each of the optional 5-year terms, on an increase of 2% from the previous year’s rent plus the average annual increase in the Consumer Price Index as published by the United States Department of Labor during the preceding five years. For each year thereafter of each of the optional 5-year terms, the payment will increase by 2%.
     The building owned by CNB will revert to and become the property of the lessor in the event of default or termination of the lease.
Minimum future rental payments under the lease are as follows:

2009	$21,726
2010	$22,171
2011	$22,614
2012	$23,066
2013	$23,528
2014	$23,998
2015	$24,478
2016	$24,968
2017	$8,378
Lease expense for the years ended December 31, 2008, 2007 and 2006 were $21,280, $17,369 and $9,947, respectively.

NOTE 16. OTHER OPERATING EXPENSES

	Years ended December 31,
	2008	2007	2006

Stationery, supplies and printing	$190,764	$194,794	$245,038
Data processing	100,305	118,212	116,177
Director’s fees and deferred compensation	253,491	261,667	226,766
Postage	130,675	130,305	124,099
Telephone	113,422	105,471	102,854
Professional fees	376,252	408,285	267,380
Regulatory assessment fees	102,917	45,550	110,291
Outside service fees	8,012	29,354	14,584
ATM and debit card fees	265,795	250,814	215,218
Advertising	185,769	205,444	173,792
Amortization of intangible	111,516	111,516	111,516
Amortization of software	66,075	65,620	89,887
Other	549,876	542,594	495,764

Total other operating expenses	$2,454,869	$2,469,626	$2,293,366

NOTE 17. DISCONTINUED OPERATIONS
On April 27, 2006, CNB Insurance Services, Inc., a wholly-owned subsidiary of CNB Bank, Inc., which is a wholly-owned subsidiary of CNB Financial Services, Inc., entered into an agreement with Maiden Financial Inc. Under the terms of the agreement, CNB Insurance Services, Inc. sold to Maiden Financial Inc. certain assets constituting CNB Insurance Services, Inc.’s insurance business for a purchase price of $153,332 on June 1, 2006, resulting in a gain on sale of $143,913.
The following table summarizes the net results of the discontinued operations of CNB Insurance Services, Inc.:

	2006
	First	Second	Third	Fourth	Year ended
	Quarter	Quarter	Quarter	Quarter	December 31

Net income (loss) from operations of CNB Insurance Services, Inc.	$2,354	$(22,404)	$(58)	$352	$(19,756)

Gain on sale of CNB Insurance Services, Inc.	—	143,913	—	—	143,913

Net Income before taxes	$2,354	$121,509	$(58)	$352	$124,157

Taxes	902	42,595	—	1,956	45,453

Net income (loss)	$1,452	$78,914	$(58)	$(1,604)	$78,704

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
CNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. CNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
Commitments to extend credit are agreements to lend funds as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commercial line of credit arrangements usually require payment of a fee.
CNB evaluates each customer’s creditworthiness and related collateral on a case-by-case basis. The amount of collateral obtained if deemed necessary by CNB upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, real estate, equipment and income-producing commercial properties.
Standby letters of credit written are conditional commitments issued by CNB to guarantee the performance of a customer to a third party. Those guarantees are issued to support public and private borrowing arrangements, bond financing and similar transactions. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending loan facilities to customers.
A summary of off-balance sheet instruments as of December 31 is as follows:

	2008	2007
Commitments to originate:
Fixed rate loans:
Residential real estate loans to be sold	$478,700	$639,500
Other residential real estate	358,726	134,000
Adjustable rate loans:
Other commerical real estate and construction	862,500	1,295,000
Other residential real estate	278,400	1,162,100
Commerical and other	765,000	460,000

Letters of credit	227,237	914,353
Undisbursed portion of construction loans	882,893	1,419,345
Available credit granted on commercial loans	6,106,161	8,174,480
Available credit on personal lines of credit	279,112	293,791
Undisbursed portion of home equity loans	4,937,093	4,950,486
Commitments to sell real estate loans	—	672,100

	$15,175,822	$20,115,155

NOTE 19. SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
CNB’s primary business is mortgage loans, which consists of originating residential, construction, multi-family and commercial real estate loans and consumer and commercial loans. CNB’s primary lending area is Morgan and Berkeley Counties, West Virginia and Washington County, Maryland. Loans are occasionally made in surrounding counties in West Virginia, Maryland, Virginia and Pennsylvania.
CNB also invested in mortgage backed securities and collateralized mortgage obligations. See Note 3: Securities.
CNB evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by CNB upon the extension of credit is based on management’s credit evaluation of the customer. Collateral held varies but generally includes vehicles, equipment and real estate.
The Company maintains substantial balances of cash on hand, federal funds sold and investments held in safekeeping at corresponding banks. The balances held at the correspondent banks are in excess of the Federal Deposit Insurance Corporation insurance limit. Management considers this to be a normal business risk.
NOTE 20. LEGAL CONTINGENCIES
Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the bank’s consolidated financial statements.
NOTE 21. REGULATORY MATTERS
The primary source of funds for the dividends paid by CNB Financial Services, Inc. is dividends received from its banking subsidiary. The payment of dividends by banking subsidiaries is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits, as defined, of that year plus the retained net profits, as defined, of the preceding two years. At January 1, 2009, CNB has $6,212,000 available for dividends.
The bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. Pursuant to capital adequacy guidelines, the bank must meet specific capital guidelines that involve various quantitative measures of the banks’ assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, that the bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2008 and 2007, the most recent notification from the banking regulatory agencies categorized the bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the institution’s category.

The bank’s actual capital amounts and ratios are presented in the table.

					Minimum To Be
					Well Capitalized
			Minimum		Under Prompt Corrective
	Actual		Capital Requirements		Action Provisions
	Amount		Amount		Amount
	in		in		in
	Thousands	Ratio	Thousands	Ratio	Thousands	Ratio

As of December 31, 2008:
Total Capital
(to Risk Weighted Assets)	$26,616	15.19%	$14,017	8.0%	$17,522	10.0%
Tier I Capital
(to Risk Weighted Assets)	$24,419	13.94%	$7,007	4.0%	$10,510	6.0%
Tier I Capital
(to Average Assets)	$24,419	8.56%	$11,411	4.0%	$14,263	5.0%

As of December 31, 2007:
Total Capital
(to Risk Weighted Assets)	$24,195	14.14%	$13,689	8.0%	$17,111	10.0%
Tier I Capital
(to Risk Weighted Assets)	$22,056	12.89%	$6,844	4.0%	$10,267	6.0%
Tier I Capital
(to Average Assets)	$22,056	7.70%	$11,458	4.0%	$14,322	5.0%
NOTE 22. REGULATORY RESTRICTIONS
Included in Cash and Due From Banks are average daily reserve balances the bank is required to maintain with the Federal Reserve Bank. The amount of these required reserves, calculated based on percentages of certain deposit balances was $2.5 million at December 31, 2008.
Certain regulations prohibit the transfer of funds from the bank to affiliates in the form of loans or advances exceeding 10% of its capital stock and surplus. In addition, all loans or advances to nonbank affiliates must be secured by specific collateral. Based on this limitation, there was approximately $2.6 million available for loans or advances to affiliates of the bank as of December 31, 2008, at which time there were no material loans or advances outstanding.
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
The estimated fair value of financial instruments at December 31, is summarized as follows:

	2008		2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash, due from banks and federal funds sold	$4,770,724	$4,770,724	$7,791,093	$7,791,093
Securities available for sale	62,604,735	62,604,735	66,017,231	66,017,231
Loans	200,752,202	201,347,332	202,668,845	204,293,376
Accrued interest receivable	1,272,742	1,272,742	1,406,804	1,406,804
Financial Liabilities:
Demand deposits	$98,500,413	$98,500,413	$101,432,074	$101,432,074
Time deposits	129,394,653	137,539,118	125,212,640	131,298,172
Accrued interest payable	1,126,219	1,126,219	1,281,166	1,281,166
FHLB borrowings	25,445,000	25,445,000	37,500,000	37,500,000
Off-Balance Sheet
Financial Instruments:
Letters of credit	$—	$2,149	$—	$7,392
NOTE 24. RELATED PARTY TRANSACTIONS
In the ordinary course of business, the bank has granted loans to executive officers, directors, and their affiliates amounting to $2,031,818 and $2,204,308 at December 31, 2008 and 2007, respectively. During 2008, $23,812 of new loans were made, or became reportable, and repayments and other decreases totaled $196,301. Deposits from related parties held by the bank at December 31, 2008 and 2007 amounted to $5,241,905 and $5,664,037, respectively.

NOTE 25. PARENT COMPANY ONLY FINANCIAL INFORMATION
     The following represents parent company only financial information:
STATEMENTS OF FINANCIAL CONDITION (PARENT ONLY)
DECEMBER 31, 2008 AND 2007

	2008	2007

ASSETS
Cash	$289,968	$345,226
Investment in CNB Bank, Inc.	22,843,976	22,432,322
Investment in Morgan County Title Insurance Agency, LLC	1,173	1,243
Other assets	84,052	67,845

TOTAL ASSETS	$23,219,169	$22,846,636

LIABILITIES AND SHAREHOLDERS’ EQUITY LIABILITIES
Accrued expenses and other liabilities	$1,379	$25,191

TOTAL LIABILITIES	$1,379	$25,191

SHAREHOLDERS’ EQUITY
Common stock, $1 par value; 5,000,000 shares authorized; 458,048 shares issued at December 31, 2008 and December 31, 2007 and 449,151 and 454,949 outstanding at December 31, 2008 and December 31, 2007	$458,048	$458,048
Capital surplus	4,163,592	4,163,592
Retained earnings	21,015,652	19,155,244
Accumulated other comprehensive income (loss)	(1,848,990)	(747,806)

	$23,788,302	$23,029,078
Less treasury stock, at cost, 8,897 shares in 2008 and 3,099 shares in 2007	(570,512)	(207,633)

TOTAL SHAREHOLDERS’ EQUITY	$23,217,790	$22,821,445

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,219,169	$22,846,636

STATEMENTS OF INCOME (PARENT ONLY)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

Dividend income	$1,250,000	$1,154,024	$855,394
Income from title company	7,030	12,023	20,668
Noninterest expense	(70,863)	(118,006)	(66,610)

INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF CNB BANK, INC.	$1,186,167	$1,048,041	$809,452
Income tax (benefit)	(16,207)	(36,884)	(12,922)

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF CNB BANK, INC.	$1,202,374	$1,084,925	$822,374
Equity in undistributed earnings of CNB Bank, Inc.	1,512,837	1,419,331	1,646,288

NET INCOME	$2,715,211	$2,504,256	$2,468,662

STATEMENTS OF CASH FLOWS (PARENT ONLY)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,715,211	$2,504,256	$2,468,662
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) in other assets	(16,207)	(36,884)	(19,166)
Increase (decrease) in accrued expenses and other liabilities	(23,813)	26,408	764
Equity in undistributed earnings of CNB Bank, Inc.	(1,512,837)	(1,419,331)	(1,496,288)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,162,354	$1,074,449	$953,972

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in title company	$70	$(123)	$332

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$70	$(123)	$332

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	$(854,803)	$(770,414)	$(705,394)
Purchase of treasury stock, cost	(362,879)	(207,633)	—

NET CASH (USED IN) FINANCING ACTIVITIES	$(1,217,682)	$(978,047)	$(705,394)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(55,258)	$96,279	$248,910
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$345,226	$248,947	$37

CASH AND CASH EQUIVALENTS AT END OF YEAR	$289,968	$345,226	$248,947

NOTE 26. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	In thousands
Interest income	$4,351	$4,178	$4,218	$4,248
Interest expense	1,793	1,572	1,531	1,411

Net interest income	2,558	2,606	2,687	2,837

Provision for loan losses	105	120	160	556
Noninterest income	581	589	589	482
Noninterest expense	1,869	1,926	1,991	2,180

Income before income taxes	1,165	1,149	1,125	583

Provision for income taxes	386	379	372	170

Net income	$779	$770	$753	$413

Basic earnings per share	$1.71	$1.70	$1.67	$0.93

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	In thousands
Interest income	$4,230	$4,182	$4,348	$4,441
Interest expense	1,836	1,849	2,006	2,034

Net interest income	2,394	2,333	2,342	2,407

Provision for loan losses	63	35	31	40
Noninterest income	534	647	601	618
Noninterest expense	1,916	1,957	1,936	2,203

Income before income taxes	949	988	976	782

Provision for income taxes	323	332	314	222

Net income	$626	$656	$662	$560

Basic earnings per share	$1.37	$1.43	$1.44	$1.24

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with accountants in accounting and financial disclosure.
Item 9A(T). CONTROLS AND PROCEDURES
The Company’s chief executive officer and chief financial officer have concluded that as of December 31, 2008, which is the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13(a)-15(e) and timely, alerting them to material information relating to the Company required to be included in the Company’s filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.
During the Company’s fourth quarter, there were no significant changes in internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
See Management’s Report on Internal Control included in this Annual Report on Form 10-K at page 36.
Item 9B. OTHER INFORMATION
None.

Part III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item with respect to our Directors is hereby incorporated by reference from the 2009 Proxy Statement under the captions, “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
The information required by this item with respect to our Executive Officers is hereby incorporated by reference under the caption, “Management and Board Matters.”
We have an Audit Committee composed of independent directors. The information required by this item with respect to the Audit Committee and its members is hereby incorporated by reference from the 2009 Proxy Statement under the captions, “Management and Board Matters” and “Audit Related Matters.”
The information required by this item with respect to procedures by which shareholders may recommend nominees to the Board of Directors is hereby incorporated by reference from the 2009 Proxy Statement under the caption, “Election of Directors.”
The names, ages and position of each executive officer of the company are listed below along with the positions with CNB Bank, Inc. held by each of them during the last five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting.

	Age as of
	February 25,
Name	2009	Position and Experience during the Past 5 Years
Charles S. Trump IV(1)	48	2008 to present — Chairman of the Board, CNB Financial Services, Inc. 2000 to present — Member of the Board, CNB Financial Services, Inc. 1986 to present — Member of the Board, CNB Bank, Inc.

Thomas F. Rokisky	62	2000 to present — President/CEO, CNB Financial Services, Inc. 1996 to present — President/CEO, CNB Bank, Inc. 1990 to 1996 — Executive Vice President/COO, CNB Bank, Inc.

Rebecca S. Stotler	48	2007 to present — Senior Vice President/CFO, CNB Financial Services, Inc.
2007 to present — Senior Vice President/CFO, CNB Bank, Inc.
2000 to 2007 — Vice President/CFO, CNB Financial Services, Inc.
1999 to 2007 — Vice President/CFO, CNB Bank, Inc.
		1996 to 1999 - Vice President of Finance/Cashier, Citizens National Bank

Patricia C. Muldoon	48	2007 to present — Executive Vice President/COO, CNB Financial Services, Inc.
2007 to present — Executive Vice President/COO, CNB Bank, Inc.
2003 to 2007 — Senior Vice President/COO, CNB Financial Services, Inc.
2003 to 2007 — Senior Vice President/COO, CNB Bank, Inc.
		2001 to 2003 — Vice President/COO, Citizens National Bank

(1)	Mr. Trump is not an employee of CNB.

CODES OF ETHICS
Both CNB and the bank have adopted Codes of Ethics as defined by the rules of the SEC. The Code of Ethics applies to all of CNB’s and the bank’s directors, officers, including the bank’s Chief Executive Officer and Chief Financial Officer, and employees. Additionally, CNB and the bank have adopted a Code of Ethics for Senior Financial Officers. The codes of ethics for all employees and for senior financial officers of CNB and the bank have been filed as an exhibit to this Annual Report on Form 10-K. If CNB or the bank makes substantive amendments to the Code of Ethics or the Code of Ethics for Senior Financial Officers or grants any waiver, including any implicit waiver, that applies to any director or executive officer of CNB or the bank, it will disclose the nature of such amendment or waiver on the website or in a report on Form 8-K in accordance with applicable SEC rules.
Item 11. EXECUTIVE COMPENSATION
The information required by this item appears in the 2009 Proxy Statement under the captions, “Compensation Discussion and Analysis,” “Management and Board Matters,” and “Personnel Committee Interlocks and Insider Participation” and is hereby incorporated by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT
The information required by this item is hereby incorporated by reference from our 2009 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance.”
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is hereby incorporated by reference from the 2009 Proxy Statement under the caption, “Certain Transactions with Directors and Officers and Their Associates.”
Item 14. PRINCIPAL ACCOUNTANT’S FEES AND SERVICES
The information required by this item is hereby incorporated by reference from the 2009 Proxy Statement under the caption, “Audit Committee Report.”

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
2.4 Amendment to Articles of Incorporation of CNB Financial Services, Inc. filed as exhibit 3(i) to the Form 8-K, File No. 000-30665, filed April 29, 2008 with the Securities and Exchange Commission and incorporated by reference herein.
2.5 Amendment to Bylaws of CNB Financial Services, Inc. filed as exhibit 3(ii) to the Form 8-K, File No. 000-30665, filed April 29, 2008 with the Securities and Exchange Commission and incorporated by reference herein.
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

CNB Financial Services, Inc. (Registrant)
Date February 25, 2009	/s/ Thomas F. Rokisky
Thomas F. Rokisky, President/CEO

Date February 25, 2009	/s/ Rebecca S. Stotler
Rebecca S. Stotler, Senior Vice President/CFO
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 25th February 2009.

Signatures	Title

/s/ Charles S. Trump IV Charles S. Trump IV	Chairman and Director

/s/ Thomas F. Rokisky Thomas F. Rokisky	President/CEO and Director

/s/ Kenneth W. Apple Kenneth W. Apple	Director

/s/ J. Robert Ayers J. Robert Ayers	Director

/s/ John E. Barker John E. Barker	Director

/s/ Margaret S. Bartles Margaret S. Bartles	Director

/s/ Jay E. Dick Jay E. Dick	Director

/s/ Herbert L. Eppinger Herbert L. Eppinger	Director

/s/ J. Philip Kesecker J. Philip Kesecker	Director

/s/ Jerald McGraw Jerald McGraw	Director

/s/ Martha H. Quarantillo Martha H. Quarantillo	Director

/s/ Arlie R. Yost Arlie R. Yost	Director