Form 10-Q
period 2009-03-31
CNB FINANCIAL SERVICES INC
filed 2009-05-15
CIK 1113336

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from — to —
Commission file number 0-30665
CNB Financial Services, Inc.

(Exact Name of Registrant as specified in its charter)

West Virginia	55—0773918

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 S. Washington Street, Berkeley Springs, WV	25411

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number, (304) 258-1520
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                     YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐ NO ☐
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
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 447,348 shares of common stock, par value $1 per share, as of May 14, 2009.

CNB FINANCIAL SERVICES, INC.
Forward-Looking Statements
     The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-Q including statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In order to comply with the terms of the safe harbor, CNB notes that a variety of factors could cause CNB’s actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements. These factors could include the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may become unfavorable resulting in reduced credit quality or demand for loans; (4) legislative or regulatory changes could increase expenses; and (5) competitors may have greater financial resources and develop products that enable them to compete more successfully than CNB. Additionally, consideration should be given to the cautionary language contained elsewhere in this Form 10-Q and in the section on “Risk Factors,” Item 1A in the company’s Annual Report to Shareholders on Form 10-K for the fiscal year ended December 31, 2008.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$6,385,300	$4,770,724
Certificates of deposit	1,237,112	—
Securities available for sale (at approximate market value)	57,316,408	62,604,735
Federal Home Loan Bank stock, at cost	2,321,300	2,321,300
Loans and lease receivable, net	197,834,817	200,752,202
Accrued interest receivable	1,229,648	1,272,742
Foreclosed real estate (held for sale), net	698,898	253,300
Premises and equipment, net	5,768,794	5,842,368
Deferred income taxes	1,670,972	1,889,746
Cash surrender value of life insurance	1,679,830	1,617,055
Intangible assets	246,266	274,145
Other assets	1,093,088	658,665

TOTAL ASSETS	$277,482,433	$282,256,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$40,966,440	$39,469,377
Interest-bearing demand	34,294,152	35,554,781
Savings	24,973,610	23,476,255
Time, $100,000 and over	60,986,455	55,269,424
Other time	75,220,271	74,125,229

	$236,440,928	$227,895,066
Accrued interest payable	1,114,098	1,126,219
FHLB borrowings	11,650,000	25,445,000
Accrued expenses and other liabilities	4,336,421	4,572,907

TOTAL LIABILITIES	$253,541,447	$259,039,192

SHAREHOLDERS’ EQUITY
Common stock, $1 par value; 5,000,000 shares authorized; 458,048 shares issued at March 31, 2009 and December 31, 2008 and 447,398 outstanding at March 31, 2009 and 449,151 outstanding at December 31, 2008	$458,048	$458,048
Capital surplus	4,163,592	4,163,592
Retained earnings	21,647,385	21,015,652
Accumulated other comprehensive income (loss)	(1,674,536)	(1,848,990)

	$24,594,489	$23,788,302
Less treasury stock, at cost, 10,650 shares in 2009 and 8,897 shares in 2008	(653,503)	(570,512)

TOTAL SHAREHOLDERS’ EQUITY	$23,940,986	$23,217,790

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$277,482,433	$282,256,982

The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended
	March 31,
	2009	2008
INTEREST INCOME
Interest and fees on loans	$3,268,686	$3,616,728
Interest and dividends on securities U.S. Government agencies and corporations	80,798	221,488
Corporate bonds	99,220	55,078
Mortgage backed securities	367,733	318,844
State and political subdivisions	157,653	110,479
Interest on certificates of deposit	2,566	—
Dividend income from FHLB stock	—	27,797
Interest on FHLB deposits	23	851

	$3,976,679	$4,351,265

INTEREST EXPENSE
Interest on interest bearing demand, savings and time deposits	$1,259,205	$1,522,302
Interest on FHLB borrowings	86,833	270,589

	$1,346,038	$1,792,891

NET INTEREST INCOME	$2,630,641	$2,558,374

PROVISION FOR LOAN LOSSES	390,000	105,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	$2,240,641	$2,453,374

NONINTEREST INCOME
Service charges on deposit accounts	$290,575	$330,541
Other service charges, commissions and fees	182,478	200,278
Other operating income	77,568	20,299
Income from title company	1,794	3,728
Net gain on sales of loans	782	26,587
Net gain (loss) on sales and calls of securities	33,695	89,941
Net gain (loss) on other real estate owned	(16,773)	(484)

	$570,119	$670,890

NONINTEREST EXPENSES
Salaries	$689,801	$726,013
Employee benefits	295,324	342,578
Occupancy of premises	110,370	118,687
Furniture and equipment expense	160,067	206,038
Other operating expenses	654,418	565,512

	$1,909,980	$1,958,828

INCOME BEFORE INCOME TAXES	$900,780	$1,165,436

PROVISION FOR INCOME TAXES	269,047	386,006

NET INCOME	$631,733	$779,430

BASIC EARNINGS PER SHARE	$1.41	$1.71

The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

					Accumulated
					Other	Total
	Common	Treasury	Capital	Retained	Comprehensive	Shareholders’
	Stock	Stock	Surplus	Earnings	Income	Equity

BALANCE, JANUARY 1, 2008	$458,048	$(207,633)	$4,163,592	$19,155,244	$(747,806)	$22,821,445

Comprehensive income:
Net income for three months ended March 31, 2008	—	—	—	779,430	—	779,430
Change in unrealized gains (losses) on securities available for sale (net of tax of $108,842)	—	—	—	—	177,585	177,585

Total Comprehensive Income						957,015

BALANCE, MARCH 31, 2008	$458,048	$(207,633)	$4,163,592	$19,934,674	$(570,221)	$23,778,460

BALANCE, JANUARY 1, 2009	$458,048	$(570,512)	$4,163,592	$21,015,652	$(1,848,990)	$23,217,790

Comprehensive income:
Net income for three months ended March 31, 2009	—	—	—	631,733	—	631,733
Change in unrealized gains (losses) on securities available for sale (net of tax of $106,923)	—	—	—	—	174,454	174,454

Total Comprehensive Income						806,187

Acquisition of treasury stock, at cost, 1,753 shares	—	(82,991)	—	—	—	(82,991)

BALANCE, MARCH 31, 2009	$458,048	$(653,503)	$4,163,592	$21,647,385	$(1,674,536)	$23,940,986

The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$631,733	$779,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on premises, equipment and software	127,750	143,829
Provision for loan losses	390,000	105,000
Deferred income taxes	111,851	(82,380)
Net (gain) on sales and calls of securities	(33,695)	(89,941)
Loss on sale of real estate owned	16,773	484
Net (gain) on loans sold	(782)	(26,587)
Loans originated for sale	(223,000)	(2,225,150)
Proceeds from loans sold	223,782	2,251,737
Decrease in accrued interest receivable	43,094	143,997
(Increase) decrease in other assets	(392,354)	159,813
(Decrease) in accrued interest payable	(12,121)	(91,483)
(Increase) in cash surrender value on life insurance in excess of premiums paid	(56,854)	—
Increase (decrease) in accrued expenses and other liabilities	(236,486)	1,027,816
Amortization of deferred loan (fees) cost	34,439	11,722
Amortization (accretion) of premium and discount on investments	1,400	(5,273)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$625,530	$2,103,014

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans, not originated for sale	$2,043,027	$1,493,541
Proceeds from sales of securities	1,319,395	2,803,399
Proceeds from maturities, repayments and calls of securities	6,001,883	22,537,318
Purchases of securities	(1,735,224)	(14,524,605)
Purchases of certificates of deposits	(1,237,620)	—
Purchases of Federal Home Loan Bank stock	—	(528,000)
Redemptions of Federal Home Loan Bank stock	—	806,300
Purchases of premises, equipment and software	(51,913)	(41,092)
Proceeds from sale of real estate owned	—	150,361
Costs to acquire foreclosed real estate	(12,452)	(4,800)
Premiums paid on life insurance	(5,921)	(5,921)

NET CASH PROVIDED BY INVESTING ACTIVITIES	$6,321,175	$12,686,501

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand and savings deposits	$1,733,789	$(826,508)
Net increase in time deposits	6,812,073	878,587
Net (decrease) in FHLB borrowings	(13,795,000)	(16,800,000)
Purchase of treasury stock	(82,991)	—

NET CASH (USED IN) FINANCING ACTIVITIES	$(5,332,129)	$(16,747,921)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1,614,576	$(1,958,406)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,770,724	7,791,093

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,385,300	$5,832,687

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Interest	$1,333,917	$1,884,374
Income taxes	$86	$150
Net transfer to foreclosed real estate, held for sale from loans receivable	$449,919	$235,005
Unrealized gain (loss) on investment securities available for sale (net of tax)	$174,454	$177,585
The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation and Contingencies
     In the opinion of CNB Financial Services, Inc. (“CNB” or the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB’s financial condition as of March 31, 2009 and the results of operations for the three months ended March 31, 2009 and 2008, changes in shareholders’ equity and cash flows for the three months ended March 31, 2009 and 2008.
     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in CNB’s Annual Report for the year ended December 31, 2008.
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
     Earnings per share have been computed based on the following weighted average shares outstanding:

	3/31/2009	3/31/2008

Quarter ending	447,557	454,949

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Securities
     The amortized cost and estimated market value of debt securities at March 31, 2009 and December 31, 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
     Securities are summarized as follows:

					Weighted
	March 31, 2009				Average
		Gross	Gross	Estimated	Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
Available for sale:
U.S. Government agencies and corporations
Within one year	$500,000	$1,000	$—	$501,000	4.00%
After 1 but within 5 years	1,046,467	15,093	—	1,061,560	3.67
After 5 but within 10 years	4,394,746	90,371	—	4,485,117	4.69

	$5,941,213	$106,464	$—	$6,047,677	4.45%

Corporate Bonds
After 1 but within 5 years	$1,737,666	$—	$183,718	$1,553,948	5.40%
After 5 but within 10 years	5,479,664	—	653,842	4,825,822	5.47

	$7,217,330	$—	$837,560	6,379,770	5.45%

States and political subdivisions
Within one year	$907,239	$3,562	$—	$910,801	2.89%
After 1 but within 5 years	5,146,857	132,120	—	5,278,977	3.34
After 5 but within 10 years	12,159,380	147,570	91,512	12,215,438	3.71

	$18,213,476	$283,252	$91,512	$18,405,216	3.57%

Mortgage backed securities:
Government issued or guaranteed	$15,695,669	$601,350	$1,665	$16,295,354	5.33%

Collateralized mortgage obligations:
Government issued or guaranteed	$8,637,682	$261,311	$15,503	$8,883,490	5.14%
Privately issued	1,641,719	—	336,818	1,304,901	6.91

	$10,279,401	$261,311	$352,321	$10,188,391	5.42%

Total securities available for sale	$57,347,089	$1,252,377	$1,283,058	$57,316,408	4.71%

Restricted:
Federal Home Loan Bank stock	$2,321,300	$—	$—	$2,321,300	—%

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Securities (continued)

					Weighted
	December 31, 2008				Average
		Gross	Gross	Estimated	Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield

Available for sale:
U.S. Government agencies and corporations
Within one year	$3,714,859	$4,957	$—	$3,719,816	3.90%
After 1 but within 5 years	1,592,342	368	—	1,592,710	3.15
After 5 but within 10 years	5,394,502	96,724	—	5,491,226	4.56

	$10,701,703	$102,049	$—	$10,803,752	4.12%

Corporate Bonds
After 1 but within 5 years	$1,735,480	$—	$173,968	$1,561,512	5.64%
After 5 but within 10 years	5,478,377	—	448,115	5,030,262	5.47

	$7,213,857	$—	$622,083	6,591,774	5.51%

States and political subdivisions
Within one year	$874,070	$5,303	$—	$879,373	2.80%
After 1 but within 5 years	4,635,138	46,652	5,120	4,676,670	3.33
After 5 but within 10 years	11,581,159	35,359	207,323	11,409,195	3.72

	$17,090,367	$87,314	$212,443	$16,965,238	3.57%

Mortgage backed securities:
Government issued or guaranteed	$17,278,086	$511,216	$5,937	$17,783,365	5.35%

Collateralized mortgage obligations:
Government issued or guaranteed	$8,942,326	$141,517	$41,825	$9,042,018	5.06%
Privately issued	1,691,093	—	272,505	1,418,588	7.01

	$10,633,419	$141,517	$314,330	$10,460,606	5.37%

Total securities available for sale	$62,917,432	$842,096	$1,154,793	$62,604,735	4.68%

Restricted:
Federal Home Loan Bank stock	$2,321,300	$—	$—	$2,321,300	2.35%

     The fair value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $19,554,435 at March 31, 2009 and $19,462,597 at December 31, 2008.
     Proceeds from sales of securities available for sale (excluding maturities and calls) during the three months ended March 31, 2009 and 2008 were $1,319,395 and $2,803,399, respectively. Gross gains (losses) of $33,695 and $(0) during the three months ended March 31, 2009 on respective sales of securities and $55,279 and $(0) for the three months ended March 31, 2008 were realized on the respective sales. Gross gains of $0 and $34,663 during the three months ended March 31, 2009 and 2008, respectively were realized on called securities.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Securities (continued)
     The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2009 and December 31, 2008.
     Securities are summarized as follows:

	March 31, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Corporate bonds	$1,663,519	$123,374	$4,716,251	$714,186	$6,379,770	$837,560

State and political subdivisions	3,601,075	86,633	340,017	4,879	3,941,092	91,512

Mortgage backed securities:
Government issued or guaranteed	575,064	1,621	475,303	44	1,050,367	1,665

Collateralized mortgage obligations:
Government issued or guaranteed	—	—	397,988	15,503	397,988	15,503
Privately issued	450,685	3,032	854,216	333,787	1,304,901	336,818

Total temporarily impaired securities	$6,290,343	$214,660	$6,783,775	$1,068,399	$13,074,118	$1,283,058

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Corporate bonds	$6,591,774	$622,083	$—	$—	$6,591,774	$622,083

State and political subdivisions	7,296,127	210,761	217,773	1,682	7,513,900	212,443

Mortgage backed securities:
Government issued or guaranteed	296,216	271	492,011	5,666	788,227	5,937

Collateralized mortgage obligations:
Government issued or guaranteed	1,130,704	9,320	393,802	32,505	1,524,506	41,825
Privately issued	1,418,529	272,505	—	—	1,418,529	272,505

Total temporarily impaired securities	$16,733,350	$1,114,940	$1,103,586	$39,853	$17,836,936	$1,154,793

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Loans and Leases Receivable
     Major classifications of loans at March 31, 2009 and December 31, 2008, were as follows:

	March 31,	December 31,
	2009	2008
Loans:
Real estate	$134,791,486	$137,770,172
Commercial real estate	40,546,271	40,613,894
Consumer	17,170,687	16,665,647
Commercial	7,622,376	7,931,399
Overdrafts	68,474	91,515

	$200,199,294	$203,072,627

Leases	100,368	105,219

	$200,299,662	$203,177,846
Net deferred loan fees, costs, premiums and discounts	347,738	325,742
Allowance for loan losses	(2,812,583)	(2,751,386)

	$197,834,817	$200,752,202

     An analysis of the allowance for possible loan losses is as follows:

	March 31,		December 31,
	2009	2008	2008

Balance, Beginning	$2,751,386	$2,144,461	$2,144,461
Provision charged to operations	390,000	105,000	940,500
Recoveries	110,923	38,366	188,860
Loans charged off	(439,726)	(90,391)	(522,435)

Balance, Ending	$2,812,583	$2,197,436	$2,751,386

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Loans and Leases Receivable (continued)
     The following is a summary of information pertaining to impaired loans:

	March 31,		December 31,
	2009	2008	2008

Impaired loans without a valuation allowance	$—	$—	$—
Impaired loans with a valuation allowance (1)	1,196,521	1,336,353	1,227,068

Total impaired loans	$1,196,521	$1,336,353	$1,227,068

Valuation allowance related to impaired loans	$348,983	$283,676	$383,350

(1)	Some of these loans have government agency guarantees reducing the bank’s exposure by $51,153 at March 31, 2009, $75,913 at March 31, 2008 and $57,611 at December 31, 2008

	March 31,		December 31,
	2009	2008	2008

Average investment in impaired loans	$1,211,795	$668,177	$1,318,584

Interest income recognized on impaired loans	$14,143	$9,253	$52,430

Interest income recognized on a cash basis on impaired loans	$14,143	$9,253	$52,430

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

	March 31,		December 31,
	2009	2008	2008

Foreclosed real estate (other real estate owned)	$698,898	$239,805	$253,300
Impaired loans, not on nonaccrual	913,679	707,460	130,905
Nonaccrual loans, impaired (1)	282,842	628,893	1,096,163
Nonaccrual loans, not impaired	460,117	541,491	402,520
Loans past due 90 days or more still accruing interest	—	—	—

Total non-performing assets	$2,355,536	$2,117,649	$1,882,888

(1)	Some of these loans have government agency guarantees reducing the bank’s exposure by $51,153 at March 31, 2009, $75,913 at March 31, 2008 and $57,611 at December 31, 2008.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4. Time Deposits
     At March 31, 2009, the scheduled maturities of time deposits are as follows:

	Time Deposits	All Time
	$100,000 and Over	Deposits

Within 3 months	$7,129,446	$15,382,665
3 months thru 6 months	4,624,657	8,817,850
6 months thru 12 months	8,161,444	15,193,987
Over 12 months	41,070,908	96,812,224

	$60,986,455	$136,206,726

Note 5. Federal Home Loan Bank Borrowings

	March 31,		December 31,
	2009	2008	2008

Federal Home Loan Bank advances	$11,650,000	$20,700,000	$25,445,000
     CNB Bank, Inc. is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh and, as such, can take advantage of the FHLB program for overnight and term advances at published daily rates. At March 31, 2009, the Bank has short term and long term advances with FHLB. Under the terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying mortgages and US government agencies and mortgage-backed securities. In addition, all of the Bank’s stock in the FHLB is pledged as collateral for such debt. Term advances available under this agreement are limited by available and qualifying collateral and the amount of FHLB stock held by the borrower.
Note 6. Pension Plan
     CNB Bank, Inc. has an obligation under a defined benefit plan covering all eligible employees. See Note 11 “Pension Plan” to our consolidated financial statements in our most recently filed Annual Report on Form 10-K for further information.
     The components of net periodic plan cost charged to operations are as follows:

	March 31,
	2009	2008

Service cost	$59,100	$66,222
Interest cost	79,062	73,550
Expected return on plan assets	(81,877)	(83,598)
Amortization of prior service costs	3,086	3,085
Recognized net actuarial loss	18,321	15,476

Net periodic plan cost	$77,692	$74,735

     Employer contributions paid during the periods ended March 31, 2009 and 2008 were $477,092 and $0, respectively.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Supplemental Retirement Plan
     On January 2, 2004, the Bank entered into a nonqualified supplemental retirement benefit agreement with the President which when fully vested would pay the President or his beneficiary an amount of $30,000 per year for 10 years beginning September 11, 2011, if he retires on or after May 29, 2011. Termination of employment prior to that date other than by reasons of death or disability will result in a reduced benefit. The expense for the three months ended March 31, 2009 and 2008 was $9,856.
Note 8. Health Insurance Plan
     Effective January 1, 2005, the Bank changed its health insurance program to a high deductible plan and concurrently established health reimbursement accounts for each employee in the plan. The Bank has committed for 2009 to fund $750 for each participant. The expense incurred for the health reimbursement accounts for the three months ended March 31, 2009 and 2008 was $13,388 and $13,669, respectively.
Note 9. Fair Value Measurements
     CNB adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157’), on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.
     In October of 2008, the FASB issued Staff Position No. 157-3 (“FSP 157-3”) to clarify the application of SFAS 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements were not issued.
     SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under SFAS 157 based on these two types of inputs are as follows:
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
     The following describes the valuation techniques used by CNB to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:
     Securities available for sale
     Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. At March 31, 2009, all of CNB’s securities are considered to be Level 2 securities.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:
Note 9. Fair Value Measurements (continued)

		Fair Value Measurements at March 31, 2009 Using Quoted Prices
(In Thousands)
			Significant
		In Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$57,316	$—	$57,316	$—
     Certain financial assets are measured at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States (“GAAP”). Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.
     The following describes the valuation techniques used by CNB to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
     Loans held for sale
     These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Loans held for sale are required to be measured at lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At March 31, 2009, CNB did not have any loans held for sale.
     Impaired loans
     Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Loses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.
     Certain assets such as other real estate owned are measured at the lower of cost or fair value less the cost to sell. Management believes that the fair value component in its valuation follows the provisions of SFAS 157. CNB had no fair value measurement adjustments to impaired loans during the quarter ended March 31, 2009.
     Other Real Estate Owned
     Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. CNB had $15,000 of fair value adjustments during the quarter ended March 31, 2009 resulting from the inability to sell a property at its appraised value. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Fair Value Measurements (continued)
     The following table summarized CNB’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying Value at March 31, 2009
(In Thousands)
		Quoted Prices	Significant
		In Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans, net of reserve for losses	$796	$—	$796	$—
Other real estate owned	$699	$—	$699	$—
     The fair value is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial assets. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the assets.

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
     The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three months ended March 31, 2009 and 2008. This discussion may include forward-looking statements based upon management’s expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion and have based all average balances on daily averages.
CRITICAL ACCOUNTING POLICIES
     CNB has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of CNB’s consolidated financial statements. The significant accounting policies of CNB are described in “Item 1, Critical Accounting Policies” and Note 1: Summary of Significant Accounting Policies of the Consolidated Financial Statements on Form 10-K as of December 31, 2008, and along with the disclosures presented in other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers to be critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgment and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.
     CNB views the determination of the allowance for loan losses as a critical accounting policy that requires the most significant judgments, assumptions and estimates used in the preparation of its consolidated financial statements. For a more detailed discussion on the allowance for loan losses, see Nonperforming Loans and Allowance For Loan Losses in the Management’s Discussion and Analysis and Allowance for Loan Losses in Note 1: Summary of Significant Accounting Policies and Note 4: Loans and Leases Receivable in the Notes to Consolidated Financial Statements in the Form 10-K for December 31, 2008.

EARNINGS SUMMARY
     Net income for the three months ended March 31, 2009 was $632,000 or $1.41 per share compared to $779,000 or $1.71 per share for the same period in 2008. Annualized return on average assets and average equity were .9% and 10.9% respectively, for the three months ended March 31, 2009, compared with 1.1% and 13.6%, respectively, for the three months ended March 31, 2008.
     Earnings projections for the remainder of 2009 are expected to be impacted by the continued slowing in the Bank’s loan demand and poor economic conditions. The Bank is anticipating an expense of approximately $750,000 to the provision for loan losses during the remainder of 2009 due to the continued increase in past due loans, loans with weaknesses, impaired loans and foreclosed properties. Other significant factors affecting the 2009 net income are increased expenses related to the FDIC insurance regular and one time special assessment which is expected to be approximately $500,000 and the monthly cost of outsourcing the Bank’s data processing services.
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
     Net interest income for the three months ended March 31, 2009 increased by $72,000 or 2.8% over the same period in 2008. Interest income for the three months ended March 31, 2009 decreased by $375,000 or 8.6% compared to the same period in 2008, while interest expense decreased by $447,000 or 24.9% during the three months ended March 31, 2009, as compared to the same period in the prior year.
     During the first quarter of 2009, the average interest earning assets decreased at a slower pace than average interest bearing liabilities and the interest expense paid on the liabilities decreased at a greater pace than the interest earned on the assets resulting in an increase in net interest income for the three month period ending March 31, 2009.
     During the first quarter of 2009 compared to the same period in 2008, average net interest earning assets decreased $2.0 million or .7% while average net interest bearing liabilities decreased $3.4 million or 1.6%. CNB has continued to experience a shift in the deposit mix from lower yielding demand and savings deposits to higher yielding time deposits due to higher interest rates paid on these deposits. Although, the interest rate paid on borrowings fell 166 basis points and the average balance borrowed decreased $11.9 million along with decreases in all other interest bearing liabilities, the shift to higher average balances on savings, money market and time deposits played a significant role in causing the decrease in the interest rate paid on total interest bearing liabilities to be only 79 basis points.
     CNB also experienced a shift in the interest earning assets. The reason for the decrease in the average balance on loans was due to the continued slowdown in the housing market and the overall lower loan demand. The decrease in taxable securities was due to the significant amount of called agency bonds over this time frame which were reinvested mainly in tax exempt securities. These above listed reasons caused a shift from higher yielding assets to lower yielding assets along with decrease in the yields of all earning assets except for tax exempt securities impacted the 127 basis point decrease in the average interest earned on these assets.
     The 79 basis point decrease in rates paid on average interest bearing liabilities offset by only a 52 basis point decrease in rates earned on average interest earning assets contributed to the increase in the net interest margin of 27 basis points while the ratio of net interest income to average interest earning assets also increased 13 basis points.
     See Table 1 — Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential.
     The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities.

TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

	MARCH 31, 2009			MARCH 31, 2008
	QTR			QTR
	AVERAGE	QTR	YIELD/	AVERAGE	QTR	YIELD/
	BALANCE	INTEREST	RATE(4)	BALANCE	INTEREST	RATE(4)
	(IN THOUSANDS OF DOLLARS)

Interest earning assets:
Securities:
Taxable	$45,731	$553	4.84%	$51,080	$626	4.90%
Tax-exempt (1)	17,360	155	5.41	12,594	108	5.20
Loans (net of unearned interest) (2)(5)(6)	202,981	3,218	6.34	204,360	3,570	6.99

Total interest earning assets (1)	$266,072	$3,926	5.90%	$268,034	$4,304	6.42%

Nonearning assets:
Cash and due from banks	$5,957			$6,786
Bank premises and equipment, net	5,810			6,087
Other assets	6,229			5,086
Allowance for loan losses	(2,916)			(2,191)

Total assets	$281,152			$283,802

Interest bearing liabilities:
Savings deposits	$24,121	$10	0.17%	$23,167	$17	0.29%
Time deposits	133,451	1,215	3.64	126,027	1,393	4.42
NOW accounts	21,047	25	0.48	22,243	66	1.19
Money market accounts	13,220	9	0.27	11,927	46	1.54
Borrowings	19,683	87	1.77	31,558	271	3.43

Total interest bearing liabilities	$211,522	$1,346	2.55%	$214,922	$1,793	3.34%

Noninterest bearing liabilities:
Demand deposits	$40,843			$42,048
Other liabilities	5,576			3,927
Shareholders’ equity	23,211			22,905

Total liabilities and shareholders’ equity	$281,152			$283,802

Net interest income (1)		$2,580			$2,511

Net interest spread (3)			3.35%			3.08%

Net interest income to average interest earning assets (1)			3.88%			3.75%

(1)	Yields are expressed on a tax equivalent basis using a 34% tax rate.

(2)	For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.

(3)	Net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Yields/Rates are expressed on an annualized basis.

(5)	Interest income on loans excludes fees of $50,841 in 2009 and $46,555 in 2008.

(6)	Interest income on loans includes fees of $24,717 in 2009 and $23,449 in 2008 from student loans and lease receivables.

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
     The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended March 31, 2009 and March 31, 2008 amounted to $390,000 and $105,000, respectively. Non performing assets and past due loans have increased from the same period in 2008. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require an adjustment to the reserves as a result of their examination of the Bank. See “Nonperforming Assets and Allowance for Loan Losses” for further discussion.
NONINTEREST INCOME
     Noninterest income for the three months ended March 31, 2009 decreased $101,000 or 15.0% to $570,000 from $671,000. The decrease in noninterest income for the three months ended March 31, 2009 is partially a result of decreases in overdraft account fees and trust fee income offset by an increase in miscellaneous income. The decrease in fees related to overdrafts is a result of the Bank’s customer base being much more aware of the status of their deposit accounts and proactive in keeping these accounts in a satisfactory condition. Trust fees decreased due to average assets under management decreased to $31.9 million from $41.0 million at March 31, 2008, a 22.3% decrease. This decrease in trust assets is primarily due to market value decline. The increase in miscellaneous income is a direct result of in February 2009, one of the Bank’s Board of Directors passed away and the Bank is the named beneficiary of a life insurance policy on the director. The Bank is expected to receive $192,180 in a death benefit, $135,326 of which has been recorded in assets as cash surrender value. The difference of $56,854 is reflected in other operating income.
     Other factors contributing to the decrease in noninterest income is an increase in 2009 on the loss on sale of other real estate owned and smaller gains recorded in 2009 on the sale of loans and investment securities.
NONINTEREST EXPENSES
     Noninterest expenses for the three months ended March 31, 2009, decreased $49,000 or 2.5%. Salaries decreased in the first quarter due to a concerted effort on the part of Bank management to control expenses by eliminating extra hours worked and to utilize employees’ time more efficiently offset by normal merit increases. Compared to March 31, 2008, the Bank has employed one less full time equivalent employee. Employee benefits decreased during this same time period due to a decrease in the post retirement expense due to a change in assumptions.
     The decrease of $8,000 in other occupancy expense is a result of building equipment repairs and routine carpet maintenance at several of the Bank’s branches being performed in the first quarter of 2008. The decrease of $46,000 in furniture and equipment expense for the three months ended March 31, 2009, was due to decreases in depreciation expense due to some computer hardware becoming fully depreciated during this time period along with furniture and equipment maintenance expense. The maintenance expense decreased due to number and amount of maintenance contracts declined due to the outsourcing of the Bank’s technology.
     The increase in other operating expenses for the three months ended March 31, 2009, was due to increases in the Bank’s FDIC assessment fee, data processing expenses, telecommunications expense, ATM expenses and legal fees. The FDIC assessment fee increased due to the increase in the quarterly assessment rate along with the proposed 10 basis point special one time assessment for every $100 of deposits the Bank holds. Data processing expense increased due to the expenses related to the conversion of the Bank’s data processing system to an outsourced environment along with ongoing monthly charges related to being outsourced. The increase in telecommunications expense is related to additional ongoing expenses related to outsourcing of the Bank’s technology. ATM expenses increased due to the continued increase in monthly fees due to the increased costs and volume of usage. Legal fees increased due to the additional number of foreclosures and legal suits the Bank is involved pertaining to our loan portfolio.
INCOME TAXES
     The Bank’s provision for income taxes decreased $117,000 or 30.3% to $269,000 for the three months ended March 31, 2009. The effective tax rates for the first quarter of 2009 and 2008 were 29.9% and 33.1%, respectively. The effective tax rate for the quarter ending March 31, 2009 is lower due to the recording of $56,000 of non-taxable life insurance proceeds. The Bank’s income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities and loans, and non-deductible expenses, such as life insurance premiums.

FINANCIAL CONDITION
     The Bank’s total assets as of March 31, 2009 decreased $4.8 million or 1.7% to $277.5 million from December 31, 2008 due primarily to a $5.3 million decrease in investment securities, a $2.9 million decrease in loans offset by a $1.6 million increase in cash and due from banks and a $1.2 million increase in certificates of deposit The Bank’s total liabilities decreased $5.5 million or 2.1% to $253.6 million from December 31, 2008 due to a $13.8 million decrease in borrowings and a $236,000 decrease in accrued expenses and other liabilities offset by a $8.5 million increase in deposits. Shareholders’ equity increased $723,000 to $23.9 million at March 31, 2009, due to net income of $632,000 and a $174,000 increase in accumulated other comprehensive income offset by stock repurchases of $83,000. The $174,000 increase in accumulated other comprehensive income is a direct result of the increase in market value of available for sale securities. The components of accumulated other comprehensive income at March 31, 2009 and December 31, 2008, were unrealized gains and losses on available for sale securities, net of deferred income taxes and unrecognized pension costs, net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results unless the securities are actually sold. During the third quarter 2007, the Bank instituted a stock repurchase program to repurchase issued shares of common stock of CNB Financial Services, Inc. Through this program as of March 31, 2009, the Bank has repurchased 10,650 shares of CNB Financial Services, Inc. common stock reducing shareholders’ equity by $653,503.
LOAN PORTFOLIO
     At March 31, 2009, total loans decreased $2.9 million or 1.5% to $197.8 million from $200.8 million at December 31, 2008. During the first quarter of 2009, real estate loan outstandings decreased by $3.0 million due to the Bank experiencing increased payoffs from customers refinancing their real estate loans through other financial institutions due to the fact that the Bank’s fixed rates were higher than the competition. Another factor impacting the decrease was CNB originated and sold $223,000 of loans to secondary market investors. CNB began selling all fixed rate mortgage loans to secondary market investors in January 2007. During the first quarter of 2009, the Bank adjusted the yield spread premium the Bank was earning on these secondary market loans to become more competitive which has caused an increase in customer interest in the Bank’s secondary market loan program. An additional factor impacting the decrease in real estate loans was the foreclosure of two large loans during the first quarter of 2009.
     The slight decrease in the Bank’s commercial real estate portfolio for the first quarter 2009 is due to little interest being shown by builders and developers in new spec home loans because of the large inventory of spec homes on the market currently. The consumer loan portfolio increase is primarily attributable to funding of the second or third disbursements on student loans. In the fourth quarter 2008, the Bank suspended funding new student loans but is obligated to fund second or third draws on student loans the Bank funded originally. The Bank has experienced a decrease in the use of business lines of credit due to the slow economic conditions which in turn led to the decrease in commercial loans for the first quarter of 2009. Lending officers continue to be proactive in their marketing effort in the Bank’s lending area.
NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES
     Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, impaired loans and foreclosed real estate. The following table summarized the Bank’s nonperforming assets as of the periods shown:

	March 31,		December 31,
	2009	2008	2008

Impaired loans, not on nonaccrual	913,679	707,460	130,905
Nonaccrual loans, impaired (1)	282,842	628,893	1,096,163
Nonaccrual loans, not impaired	460,117	541,491	402,520
Loans past due 90 days or more still accruing interest	—	—	—

Total non-performing loans	$1,656,638	$1,877,844	$1,629,588

Foreclosed real estate (other real estate owned)	$698,898	$239,805	$253,300

Total nonperforming assets	$2,355,536	$2,117,649	$1,882,888

Nonperforming loans/Total loans	0.84%	0.94%	0.81%
Nonperforming assets/Total assets	0.85%	0.77%	0.67%
Allowance for loan losses/Total loans	1.42%	1.09%	1.37%

(1)	Some of these loans have government agency guarantees reducing the bank’s exposure by $51,153 at March 31, 2009, $75,913 at March 31, 2008 and $57,611 at December 31, 2008.
     As of March 31, 2009, there are ten loans considered to be impaired with a balance of $1.1 million (net of government agency guarantees) and a specific allowance of $208,000. As of March 31, 2009, management is aware of twenty borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $4.1 million. A specific allowance of $213,000 related to these loans has been established as part of the allowance for loan losses. The loans are collateralized and management anticipates any additional potential loss would be minimal. The Bank continues to experience additional foreclosures in their mortgage loan portfolio. Although the Bank’s mortgage loan portfolio is well secured, if the Bank needs to go to foreclosure on a property, the value of the property may possibly be less than the current appraised value considering the current real estate market. In turn, the Bank may begin to see future write downs on foreclosed properties.
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
     The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. During the first quarter, the Bank considered the general economic conditions in its market area and the significant slowdown in the residential housing market. At March 31, 2009, the Bank had outstanding loans for the development of residential property including loans for spec homes and subdivisions totaling $11.8 million with an additional undisbursed commitment of $2.2 million. At March 31, 2009 and December 31, 2008, the allowance for loan losses totaled $2.8 million. The allowance for loan losses as a percentage of loans was 1.4% as of March 31, 2009 and December 31, 2008.

     An analysis of the allowance for loan losses is summarized below:

	March 31,		December 31,
	2009		2008
		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
In thousands	Amount	Total Loans	Amount	Total Loans
Commercial, financial and agriculture	$1,177	23%	$1,178	22%
Real estate — residential mortgage	657	67	543	69
Installment and other	405	9	415	8
Impaired loans	349	1	383	1
Unallocated	225	N/A	232	N/A

Total	$2,813	100%	$2,751	100%

DEPOSITS
     The Bank’s deposits increased $8.5 million during the three months ended March 31, 2009. This increase was reflected in all deposit categories except interest bearing demand. The decrease in interest bearing demand accounts is due to customers transferring into non-interest bearing demand accounts to alleviate the service charges related to maintaining the minimum balance requirements and also the unattractiveness of interest bearing demand accounts due to a drop in interest rates paid on these accounts. The Bank experienced a decrease in the Ultimate Invest checking account during the first quarter of 2009. This decrease was directly related to the drop in interest rates. Customers shifted their funds into certificate of deposits yielding a higher interest rate. Other factors affecting the increase in certificates of deposit and certificates of deposit over $100,000 are the increase in IRA rollovers by customers from their 401k programs through their employment and the continued growth of our Washington County, Maryland branch from the proactive approach of management in establishing new customer relationships. Other factors causing the increase in certificates of deposit over $100,000 is the continued volume of maturities of the Bank’s 14 month nonrenewable certificates of deposit along with the start of the maturities of the 8 month nonrenewable certificates of deposit. The Bank’s customers are shifting their money from these matured certificates of deposit into preexisting 36-month Ultimate Certificates of Deposit. The Bank’s 36-month Ultimate Certificate of Deposit allows the customer to withdraw all or a portion of the certificate of deposit on the first or second year anniversary date without penalty and deposits may be made to this CD at any time. In January 2009, the Bank was successful in its bid for $2.0 million in certificate of deposit funds from the State of WV Treasurer’s office. This certificate of deposit carries an interest rate of .66% and matures in July 2009.
CAPITAL RESOURCES
     Shareholders’ equity increased $723,000 or 3.1% during the first three months of 2009 due to $632,000 in net income and a $174,000 increase in accumulated other comprehensive income offset by stock repurchases of $83,000. During the third quarter 2007, the Bank instituted a stock repurchase program to repurchase issued shares of common stock of CNB Financial Services, Inc. Through this program as of March 31, 2009, the Bank has repurchased 10,650 shares of CNB Financial Services, Inc. common stock reducing shareholders’ equity by $653,503. The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was “well capitalized” at March 31, 2009. The following table summarizes, as of March 31, 2009, the Bank’s capital ratios.

	Components	Actual	Required
	of Capital	Ratio	Ratio

Tier 1 Capital	$23,438	8.3%	4.0%
Total Risk Based Capital	$25,602	14.9%	8.0%
RECENTLY ISSUED ACCOUNTING STANDARDS
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This statement replaces SFAS No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This

SFAS applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date of this Statement is the same as that of the related Statement No. 160. An entity may not apply it before that date. CNB does not expect that the adoption of SFAS No. 141(R) to have a material impact on their consolidated financial position, results of operations and cash flows.
     In April 2009, the FASB issued Financial Statement Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. CNB does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. CNB adopted SFAS 157 on January 1, 2008. The FASB approved a one-year deferral for the implementation of the Statement for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. CNB adopted the provisions of SFAS 157 for nonfinancial assets and liabilities as of January 1, 2009 without a material impact on the consolidated financial statements.
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. CNB does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This SFAS is effective for fiscal years beginning after December 15, 2008. The effective date of this Statement is the same as that of the related statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Earlier adoption is prohibited. CNB does not expect that the adoption of SFAS No. 160 to have a material impact on their consolidated financial position, results of operations and cash flows.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 and is intended to enhance the current disclosure framework in SFAS No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how these instruments affect an entity’s financial position, financial performance and cash flows. This SFAS is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. CNB does not expect that the adoption of SFAS No. 161to have a material impact on their consolidated financial position, results of operations and cash flows.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. CNB does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.
     In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-1 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-1 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. CNB does not expect the adoption of FSP FAS 115-1 and FAS 124-2 to have a material impact on its consolidated financial statements.

     In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. CNB does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.
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
     The objective of the Bank’s liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank’s liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold which totaled $57.3 million, or 20.7% of total assets at March 31, 2009. In addition, liquidity may be generated through loan repayments, FHLB borrowings and over $4.5 million of available borrowing arrangements with correspondent banks. At March 31, 2009, management considered the Bank’s ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $626,000 of cash from operations in the first three months of 2009, which compares to $2.1 million during the same time period in 2008. Additional cash of $6.3 million was provided by net investing activities through March 31, 2009, which compares to $12.7 million for the first three months of 2008. Net cash used in financing activities totaled $5.3 million during the first three months of 2009, which compares to $16.7 million during the same time period in 2008. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.
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
     In analyzing interest rate sensitivity for policy measurement, the Bank compares its forecasted earnings in both a “high rate” and “low rate” scenario to a base-line scenario. The Bank’s base-line scenario is its estimated most likely path for future short-term interest rates over the next 12 months. The “high rate” and “low rate” scenarios assumes 100 and 200 basis point increases or decreases in the prime rate from the beginning point of the base-line scenario over the most current 12-month period. The Bank’s policy limit for the maximum negative impact on earnings resulting from “high rate” or “low rate” scenarios is 10 percent. The policy measurement period is 12 months in length, beginning with the first month of the forecast.
     The Bank’s base-line scenario holds the prime rate constant at 3.25 percent through March 2010. Based on the April 2009 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing and decreasing interest rate scenario.
CONTRACTUAL OBLIGATIONS
     There were no other material changes outside the normal course of business to the quantitative and qualitative disclosures about contractual obligations previously reported on Form 10-K for the year ended December 31, 2008. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in the Form 10-K for December 31, 2008 for a detailed discussion.

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
     There have been no changes in the Company’s internal controls over financial reporting in the fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
There are no material legal proceedings to which CNB or its subsidiary is a party, or to which any of their property is subject. However, CNB is involved in various legal proceedings occurring in the ordinary course of business.
Item 1a. Risk Factors
There have been no material changes to CNB’s risk factors since these factors were previously disclosed in CNB’s annual report on Form 10K for the period ended December 31, 2008.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

	Total Number		Total Number of Shares Purchased	Maximum Number of Shares
	of Shares	Average Price	as Part of Publicly Announced	that may yet be purchased under
Period	Purchased	Paid per Share	Plans or Programs	the Plans or Programs

Beginning balance December 31, 2008			8,897	36,907

January 1, 2009 January 31, 2009	1,753	$47.34	1,753	35,154

February 1, 2009 February 28, 2009	—	$—	—	35,154

March 1, 2009 March 31, 2009	—	$—	—	35,154

Total	1,753		10,650

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

CNB Financial Services, Inc. (Registrant)
Date May 14, 2009	/s/ Thomas F. Rokisky, President/CEO

Date May 14, 2009	/s/ Rebecca S. Stotler, Vice President/CFO