Form 10-Q
period 2009-06-30
CNB FINANCIAL SERVICES INC
filed 2009-08-07
CIK 1113336

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 445,848 shares of common stock, par value $1 per share, as of August 7, 2009.

CNB FINANCIAL SERVICES, INC.
Forward-Looking Statements
          The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-Q including statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In order to comply with the terms of the safe harbor, CNB notes that a variety of factors could cause CNB’s actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements. These factors could include the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may become more unfavorable than expected resulting in reduced credit quality or demand for loans; (4) legislative or regulatory changes could increase expenses; (5) competitors may have greater financial resources and develop products that enable them to compete more successfully than CNB; (6) additional assessments may be imposed by the FDIC; and (7) additional expense to the provision for loan losses may be greater than anticipated. Additionally, consideration should be given to the cautionary language contained elsewhere in this Form 10-Q and in the section on “Risk Factors,” Item 1A in the company’s Annual Report to Shareholders on Form 10-K for the fiscal year ended December 31, 2008.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$6,819,512	$4,770,724
Federal funds sold	1,050,000	—
Certificates of deposit	4,405,663	—
Securities available for sale (at approximate market value)	58,727,235	62,604,735
Federal Home Loan Bank stock, at cost	2,321,300	2,321,300
Loans and lease receivable, net	198,584,137	200,752,202
Accrued interest receivable	1,224,894	1,272,742
Foreclosed real estate (held for sale), net	398,427	253,300
Premises and equipment, net	5,705,727	5,842,368
Deferred income taxes	1,825,971	1,889,746
Cash surrender value of life insurance	1,566,078	1,617,055
Intangible assets	218,386	274,145
Other assets	2,807,633	658,665

TOTAL ASSETS	$285,654,963	$282,256,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$41,516,290	$39,469,377
Interest-bearing demand	36,211,405	35,554,781
Savings	24,548,792	23,476,255
Time, $100,000 and over	68,273,418	55,269,424
Other time	75,202,598	74,125,229

	$245,752,503	$227,895,066
Accrued interest payable	1,141,603	1,126,219
FHLB borrowings	10,000,000	25,445,000
Accrued expenses and other liabilities	4,455,016	4,572,907

TOTAL LIABILITIES	$261,349,122	$259,039,192

SHAREHOLDERS’ EQUITY
Common stock, $1 par value; 5,000,000 shares authorized; 458,048 shares issued at June 30, 2009 and December 31, 2008 and 445,848 outstanding at June 30, 2009 and 449,151 outstanding at December 31, 2008	$458,048	$458,048
Capital surplus	4,163,592	4,163,592
Retained earnings	21,924,211	21,015,652
Accumulated other comprehensive income (loss)	(1,515,882)	(1,848,990)

	$25,029,969	$23,788,302
Less treasury stock, at cost, 12,200 shares in 2009 and 8,897 shares in 2008	(724,128)	(570,512)

TOTAL SHAREHOLDERS’ EQUITY	$24,305,841	$23,217,790

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$285,654,963	$282,256,982

The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$3,206,011	$3,444,702	$6,474,697	$7,061,430
Interest and dividends on securities
U.S. Government agencies and corporations	60,392	140,794	141,190	362,282
Corporate bonds	97,711	91,639	196,931	146,717
Mortgage backed securities	343,628	344,170	711,361	663,014
State and political subdivisions	179,366	132,668	337,019	243,147
Interest on certificates of deposit	6,059	—	8,625	—
Dividend income from FHLB stock	—	22,580	—	50,377
Interest on FHLB deposits	6	1,229	29	2,080
Interest on federal funds sold	538	—	538	—

	$3,893,711	$4,177,782	$7,870,390	$8,529,047

INTEREST EXPENSE
Interest on interest bearing demand, savings and time deposits	$1,268,891	$1,398,183	$2,528,096	$2,920,485
Interest on FHLB borrowings	74,058	174,197	160,891	444,786

	$1,342,949	$1,572,380	$2,688,987	$3,365,271

NET INTEREST INCOME	$2,550,762	$2,605,402	$5,181,403	$5,163,776

PROVISION FOR LOAN LOSSES	375,000	120,000	765,000	225,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	$2,175,762	$2,485,402	$4,416,403	$4,938,776

NONINTEREST INCOME
Service charges on deposit accounts	$336,159	$344,265	$626,734	$674,806
Other service charges, commissions and fees	204,630	211,154	387,108	411,432
Other operating income	20,772	16,761	98,340	37,060
Income from title company	3,267	3,002	5,061	6,730
Net gain on sales of loans	19,542	9,383	20,324	35,970
Net gain (loss) on sales and calls of securities	(1,672)	4,315	32,023	94,256
Net (loss) on other real estate owned	(31,663)	—	(48,436)	(484)

	$551,035	$588,880	$1,121,154	$1,259,770

NONINTEREST EXPENSES
Salaries	$648,579	$726,714	$1,338,380	$1,452,727
Employee benefits	282,312	346,214	577,636	688,792
Occupancy of premises	125,570	123,179	235,940	241,866
Furniture and equipment expense	159,078	201,233	319,145	407,271
Other operating expenses	796,838	528,620	1,451,256	1,094,132

	$2,012,377	$1,925,960	$3,922,357	$3,884,788

INCOME BEFORE INCOME TAXES	$714,420	$1,148,322	$1,615,200	$2,313,758

PROVISION FOR INCOME TAXES	201,294	378,679	470,341	764,685

NET INCOME	$513,126	$769,643	$1,144,859	$1,549,073

BASIC EARNINGS PER SHARE	$1.15	$1.70	$2.56	$3.42

The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

					Accumulated
					Other	Total
	Common	Treasury	Capital	Retained	Comprehensive	Shareholders’
	Stock	Stock	Surplus	Earnings	Income	Equity
BALANCE, JANUARY 1, 2008	$458,048	$(207,633)	$4,163,592	$19,155,244	$(747,806)	$22,821,445
Comprehensive income:
Net income for six months ended June 30, 2008	—	—	—	1,549,073	—	1,549,073
Change in unrealized gains (losses) on securities available for sale (net of tax of $486,619)	—	—	—	—	(793,958)	(793,958)
Total Comprehensive Income						755,115
Acquisition of teasury stock, at cost,3,900 shares	—	(256,875)	—	—	—	(256,875)
Cash dividends ($.53 per share)	—	—	—	(239,056)	—	(239,056)

BALANCE, JUNE 30, 2008	$458,048	$(464,508)	$4,163,592	$20,465,261	$(1,541,764)	$23,080,629

BALANCE, JANUARY 1, 2009	$458,048	$(570,512)	$4,163,592	$21,015,652	$(1,848,990)	$23,217,790
Comprehensive income:
Net income for six months ended June 30, 2009	—	—	—	1,144,859	—	1,144,859
Change in unrealized gains (losses) on securities available for sale (net of tax of $204,163)	—	—	—	—	333,108	333,108
Total Comprehensive Income						1,477,967
Acquisition of treasury stock, at cost, 3,303 shares	—	(153,616)	—	—	—	(153,616)
Cash dividends ($.53 per share)				(236,300)		(236,300)

BALANCE, JUNE 30, 2009	$458,048	$(724,128)	$4,163,592	$21,924,211	$(1,515,882)	$24,305,841

The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,144,859	$1,549,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on premises, equipment and software	254,340	281,961
Provision for loan losses	765,000	225,000
Deferred income taxes	(140,387)	(76,262)
Net (gain) loss on sale of securities	(32,023)	(94,256)
Loss on sale of real estate owned	48,436	484
Net (gain) on loans sold	(20,324)	(35,970)
Loans originated for sale	(4,029,800)	(3,208,550)
Proceeds from loans sold	4,050,124	3,244,520
Decrease in accrued interest receivable	47,848	107,222
(Increase) decrease in other assets	(2,079,124)	232,759
Increase (decrease) in accrued interest payable	15,384	(158,616)
(Increase) in cash surrender value on life insurance in excess of premiums paid	(87,999)	(85,085)
Proceeds from life insurance death benefits	194,184	—
Increase (decrease) in accrued expenses and other liabilities	(117,891)	444,258
Amortization of deferred loan (fees) cost	95,235	36,326
Amortization (accretion) of premium and discount on securities	212	421
Amortization (accretion) of premium and discount on certificates of deposit	(364)	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	$107,710	$2,463,285

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans, not originated for sale	$729,498	$3,343,934
Proceeds from sales of securities	1,319,395	2,803,399
Proceeds from maturities, repayments and calls of securities	10,455,130	26,724,313
Proceeds from maturities of certificates of deposit	250,000	—
Purchases of securities	(7,355,276)	(26,668,104)
Purchases of certificates of deposit	(4,659,620)	—
Purchases of Federal Home Loan Bank stock	—	(1,125,000)
Redemptions of Federal Home Loan Bank stock	—	1,264,400
Purchases of premises, equipment and software	(100,131)	(110,137)
Proceeds from sale of real estate owned	402,906	150,361
Costs to acquire foreclosed real estate	(18,137)	(4,800)
Net (increase) in federal funds sold	(1,050,000)	—
Premiums paid on life insurance	(55,208)	(58,434)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(81,443)	$6,319,932

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand and savings deposits	$3,776,074	$(759,639)
Net increase (decrease) in time deposits	14,081,363	(166,379)
Net (decrease) in FHLB borrowings	(15,445,000)	(7,300,000)
Purchase of treasury stock	(153,616)	(256,875)
Cash dividends paid	(236,300)	(239,056)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$2,022,521	$(8,721,949)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$2,048,788	$61,268
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,770,724	7,791,093

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,819,512	$7,852,361

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Interest	$2,673,603	$3,523,887
Income taxes	$389,400	$722,150
Net transfer to foreclosed real estate, held for sale from loans receivable	$578,332	$233,753
Unrealized gain (loss) on investment securities available for sale (net of tax)	$333,108	$(793,958)
The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation and Contingencies
          In the opinion of CNB Financial Services, Inc. (“CNB” or the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB’s financial condition as of June 30, 2009 and the results of operations for the three and six months ended June 30, 2009 and 2008, changes in shareholders’ equity and cash flows for the six months ended June 30, 2009 and 2008.
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
          Earnings per share have been computed based on the following weighted average shares outstanding:

	6/30/2009	6/30/2008
Quarter ending	446,696	451,573

Year to date ending	447,124	453,261

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Securities
          The amortized cost and estimated market value of debt securities at June 30, 2009 and December 31, 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
          Securities are summarized as follows:

					Weighted
	June 30, 2009				Average
		Gross	Gross	Estimated	Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
Available for sale:
U.S. Government agencies and corporations
Within one year	$500,000	$387	$—	$500,387	5.30%
After 1 but within 5 years	1,964,729	16,430	—	1,981,159	2.57
After 5 but within 10 years	2,894,886	48,373	—	2,943,259	4.44

	$5,359,615	$65,190	$—	$5,424,805	3.84%

Corporate Bonds
After 1 but within 5 years	$1,739,451	$—	$55,124	$1,684,327	5.30%
After 5 but within 10 years	5,480,805	5,530	377,949	5,108,386	5.47

	$7,220,256	$5,530	$433,073	6,792,713	5.43%

States and political subdivisions
Within one year	$1,008,743	$2,461	$—	$1,011,204	1.67%
After 1 but within 5 years	8,765,127	148,379	—	8,913,506	2.82
After 5 but within 10 years	11,424,440	121,115	96,878	11,448,677	3.98

	$21,198,310	$271,955	$96,878	$21,373,387	3.39%

Mortgage backed securities:
Government issued or guaranteed	$14,545,658	$476,057	$3,348	$15,018,367	5.34%

Collateralized mortgage obligations:
Government issued or guaranteed	$8,639,115	$279,317	$15,951	$8,902,481	5.24%
Privately issued	1,535,387	—	319,905	1,215,482	6.87

	$10,174,502	$279,317	$335,856	$10,117,963	5.49%

Total securities available for sale	$58,498,341	$1,098,049	$869,155	$58,727,235	4.53%

Restricted:
Federal Home Loan Bank stock	$2,321,300	$—	$—	$2,321,300	—%

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

          The fair value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $19,066,368 at June 30, 2009 and $19,462,597 at December 31, 2008.
          Proceeds from sales of securities available for sale (excluding maturities and calls) during the six months ended June 30, 2009 and 2008 were $1,319,395 and $2,803,399, respectively. Gross gains (losses) of $33,695 and $(0) during the six months ended June 30, 2009 on respective sales of securities and $55,278 and $(0) for the six months ended June 30, 2008 were realized on the respective sales. Gross gains (losses) of $23 and ($1,695) and $38,978 and ($0) during the six months ended June 30, 2009 and 2008, respectively were realized on called securities.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Securities (continued)
          The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008.
          Securities are summarized as follows:

	June 30, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$—	$—	$6,261,643	$433,073	$6,261,643	$433,073

State and political subdivisions	2,820,282	57,567	1,111,964	39,311	3,932,246	96,878

Mortgage backed securities:
Government issued or guaranteed	993,540	3,348	—	—	993,540	3,348

Collateralized mortgage obligations:
Government issued or guaranteed	582,078	10,415	395,224	5,536	977,302	15,951
Privately issued	—	—	1,215,482	319,905	1,215,482	319,905

Total temporarily impaired securities	$4,395,900	$71,330	$8,984,313	$797,825	$13,380,213	$869,155

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$6,591,774	$622,083	$—	$—	$6,591,774	$622,083

State and political subdivisions	7,296,127	210,761	217,773	1,682	7,513,900	212,443

Mortgage backed securities:
Government issued or guaranteed	296,216	271	492,011	5,666	788,227	5,937

Collateralized mortgage obligations:
Government issued or guaranteed	1,130,704	9,320	393,802	32,505	1,524,506	41,825
Privately issued	1,418,529	272,505	—	—	1,418,529	272,505

Total temporarily impaired securities	$16,733,350	$1,114,940	$1,103,586	$39,853	$17,836,936	$1,154,793

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Loans and Leases Receivable
          Major classifications of loans at June 30, 2009 and December 31, 2008, were as follows:

	June 30,	December 31,
	2009	2008
Loans:
Real estate	$132,511,243	$137,770,172
Commercial real estate	43,059,990	40,613,894
Consumer	17,251,584	16,665,647
Commercial	8,333,985	7,931,399
Overdrafts	81,501	91,515

	$201,238,303	$203,072,627

Leases	100,368	105,219

	$201,338,671	$203,177,846

Net deferred loan fees, costs, premiums and discounts	362,674	325,742
Allowance for loan losses	(3,117,208)	(2,751,386)

	$198,584,137	$200,752,202

          An analysis of the allowance for possible loan losses is as follows:

	June 30,		December 31,
	2009	2008	2008
Balance, Beginning	$2,751,386	$2,144,461	$2,144,461
Provision charged to operations	765,000	225,000	940,500
Recoveries	129,179	63,508	188,860
Loans charged off	(528,357)	(160,148)	(522,435)

Balance, Ending	$3,117,208	$2,272,821	$2,751,386

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Loans and Leases Receivable (continued)
          The following is a summary of information pertaining to impaired loans:

	June 30,		December 31,
	2009	2008	2008
	(in thousands)
Impaired loans without a valuation allowance	$—	$—	$—
Impaired loans with a valuation allowance (1)	1,375,400	867,908	1,227,068

Total impaired loans	$1,375,400	$867,908	$1,227,068

Valuation allowance related to impaired loans	$440,285	$229,052	$383,350

(1)	Some of these loans have government agency guarantees reducing the bank’s exposure by $44,842 for June 30, 2009, $71,191 at June 30, 2008 and $57,611 for December 31, 2008

	June 30,		December 31,
	2009	2008	2008
	(in thousands)
Average investment in impaired loans	$1,301,234	$1,139,004	$1,318,584

Interest income recognized on impaired loans	$29,458	$12,237	$52,430

Interest income recognized on a cash basis on impaired loans	$29,458	$12,237	$52,430

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

	June 30,		December 31,
	2009	2008	2008
Foreclosed real estate (other real estate owned)	$398,427	$238,553	$253,300
Impaired loans, not on nonaccrual	778,483	297,088	130,905
Nonaccrual loans, impaired (1)	596,917	570,820	1,096,163
Nonaccrual loans, not impaired	682,727	680,119	402,520
Loans past due 90 days or more still accruing interest	—	—	—

Total non-performing assets	$2,456,554	$1,786,580	$1,882,888

(1)	Some of these loans have government agency guarantees reducing the bank’s exposure by $44,842 at June 30, 2009, $71,191 at June 30, 2008 and $57,611 at December 31, 2008.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4. Time Deposits
          At June 30, 2009, the scheduled maturities of time deposits are as follows:

	Time Deposits	All Time
	$100,000 and Over	Deposits
Within 3 months	$6,253,266	$12,676,054
3 months thru 6 months	8,562,099	13,462,011
6 months thru 12 months	8,418,580	17,511,615
Over 12 months	45,039,473	99,826,336

	$68,273,418	$143,476,016

Note 5. Federal Home Loan Bank Borrowings

	June 30,		December 31,
	2009	2008	2008
Federal Home Loan Bank advances	$10,000,000	$30,200,000	$25,445,000
          CNB Bank, Inc. is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh and, as such, can take advantage of the FHLB program for overnight and term advances at published daily rates. At June 30, 2009, the Bank has short term and long term advances with FHLB. Under the terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying mortgages and US government agencies and mortgage-backed securities. In addition, all of the Bank’s stock in the FHLB is pledged as collateral for such debt. Term advances available under this agreement are limited by available and qualifying collateral and the amount of FHLB stock held by the borrower.
Note 6. Pension Plan
          CNB Bank, Inc. has an obligation under a defined benefit plan covering all eligible employees. See Note 11 “Pension Plan” to our consolidated financial statements in our most recently filed Annual Report on Form 10-K for further information.
          The components of net periodic plan cost charged to operations are as follows:

	June 30,
	2009	2008
Service cost	$118,199	$121,433
Interest cost	158,123	153,951
Expected return on plan assets	(163,754)	(151,314)
Amortization of prior service costs	6,172	6,172
Recognized net actuarial loss	36,643	25,951

Net periodic plan cost	$155,383	$156,193

          Employer contributions paid during the periods ended June 30, 2009 and 2008 were $477,092 and $250,000, respectively.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Supplemental Retirement Plan
          On January 2, 2004, the Bank entered into a nonqualified supplemental retirement benefit agreement with the President which when fully vested would pay the President or his beneficiary an amount of $30,000 per year for 10 years beginning September 11, 2011, if he retires on or after May 29, 2011. Termination of employment prior to that date other than by reasons of death or disability will result in a reduced benefit. The expense for the six months ended June 30, 2009 and 2008 was $19,713.
Note 8. Health Insurance Plan
          Effective January 1, 2005, the Bank changed its health insurance program to a high deductible plan and concurrently established health reimbursement accounts for each employee in the plan. The Bank has committed for 2009 to fund $750 for each participant. The expense incurred for the health reimbursement accounts for the six months ended June 30, 2009 and 2008 was $26,719 and $27,169, respectively.
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
          The following describes the valuation techniques used by CNB to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:
     Securities available for sale and certificates of deposit investments
          Securities available for sale and certificates of deposit investments are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. At June 30, 2009, all of CNB’s securities and certificates of deposit investments are considered to be Level 2 investments.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Fair Value Measurements (continued)
          The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Fair Value Measurements at June 30, 2009 Using Quoted Prices
			Significant
		In Active	Other	Significant
(In Thousands)	Balance at	Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$58,727	$—	$58,727	$—
Certificates of deposit investments	$4,406	$—	$4,406	$—
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
          The following describes the valuation techniques used by CNB to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
     Loans held for sale
          These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Loans held for sale are required to be measured at lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At June 30, 2009, CNB did not have any loans held for sale.
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
          Certain assets such as other real estate owned are measured at the lower of cost or fair value less the cost to sell. Management believes that the fair value component in its valuation follows the provisions of SFAS 157. CNB had no fair value measurement adjustments to impaired loans during the quarter ended June 30, 2009.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Fair Value Measurements (continued)
     Other Real Estate Owned
          Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. CNB had $15,000 of fair value adjustments during the quarter ended June 30, 2009 resulting from the inability to sell a property at its appraised value. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.
          The following table summarized CNB’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at June 30, 2009
		Quoted Prices	Significant
		In Active	Other	Significant
(In Thousands)	Balance at	Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans, net of government agency guarantees and reserve for losses	$890	$—	$890	$—
Other real estate owned	$398	$—	$398	$—
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

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Fair Value Measurements (continued)
          The estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash, due from banks and federal funds sold	$6,819,512	$6,819,512	$4,770,724	$4,770,724
Securities available for sale	58,727,235	58,727,235	62,604,735	62,604,735
Loans	198,584,137	201,360,457	200,752,202	201,347,332
Accrued interest receivable	1,224,894	1,224,894	1,272,742	1,272,742
Financial Liabilities:
Demand deposits	$102,276,487	$102,276,487	$98,500,413	$98,500,413
Time deposits	143,476,016	151,401,000	129,394,653	137,539,118
Accrued interest payable	1,141,603	1,141,603	1,126,219	1,126,219
FHLB borrowings	10,000,000	10,000,000	25,445,000	25,445,000
Off-Balance Sheet
Financial Instruments:
Letters of credit	$—	$2,199	$—	$2,149
Note 10. Recently Issued Accounting Standards
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

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10. Recently Issued Accounting Standards (continued)
          In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS was effective for interim and annual periods ending after June 15, 2009. CNB has complied with the requirements of SFAS 165.
          In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (SFAS 166”). SFAS 166 improves the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. CNB will review the requirements of SFAF No. 166 and comply with its requirements. CNB does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.
          In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. CNB will review the requirements of SFAS No. 167 and comply with its requirements. CNB does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.
          In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must not apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38-76. CNB does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.
          In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. CNB complied with the requirements of FSP FAS 157-4 and it did not have a material impact on its consolidated financial statements.
          In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10. Recently Issued Accounting Standards (continued)
          periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. CNB complied with the requirements of FSP FAS 107-1 and APB 28-1 for the period ending June 30, 2009.
          In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-1 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-1 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. CNB complied with the requirements of FSP FAS 115-1 and FAS 124-2 and it did not have a material impact on its consolidated financial statements.
          On January 12, 2009, the FASB issued FASB Staff Position EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP). FASB FSP 99-20-1 amends the impairment guidance in FASB EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interests that Continue to be held by a Transferor in Securitized Financial Assets. The intent of the FSP is to reduce complexity and achieve more consistent determinations as to whether other-than-temporary impairments of available for sale or held to maturity debt securities have occurred. The FSP is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of this FSP did not have an impact on the Company’s consolidated financial statements.
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
          In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (“SAB 112”). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs, called the Staff Accounting Bulletin Series, in order to make the interpretive guidance consistent with current U.S. GAAP. The principal revisions include deletion of material no longer necessary or has been superseded because of the issuance by the Financial Accounting Standards Board (FASB) of Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141R), and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). CNB does not expect the implementation of SAB 112 to have a material impact on its consolidated financial statements.
Note 11. Subsequent Events
          The Company has evaluated events and transactions subsequent to June 30, 2009 through August 7, 2009, the date these consolidated financial statements were included in this Form 10-Q and filed with the SEC. Based on the definitions and requirements of SFAS No. 165, “Subsequent Events”, we have identified two events that have occurred subsequent to June 30, 2009 and through August 7, 2009, that require recognition or disclosure in the consolidated financial statements. The first event is the dissolution of the Morgan County Title Insurance Agency, LLC which CNB has a 33% ownership in the limited liability company. The proposed dissolution date will be the end of August 2009. The second event occurred on August 5, 2009 when the Bank was notified that the Federal authorities have closed the office of one of the Bank’s main secondary market investors. The Bank does not anticipate any significant loss from this closure and will seek an alternative secondary market outlet to sell future fixed rate mortgages.

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
     The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three and six months ended June 30, 2009 and 2008. This discussion may include forward-looking statements based upon management’s expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion and have based all average balances on daily averages.
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

EARNINGS SUMMARY
     Net income for the three months ended June 30, 2009 was $513,000 or $1.15 per share compared to $770,000 or $1.70 per share for the same period in 2008. Annualized return on average assets and average equity were .7% and 8.6% respectively, for the three months ended June 30, 2009, compared with 1.1% and 13.0%, respectively, for the three months ended June 30, 2008.
     Net income for the six months ended June 30, 2009 was $1.1 million or $2.56 per share compared to $1.5 million or $3.42 per share for the same period in 2008. Annualized return on average assets and average equity were .8% and 9.7% respectively, for the six months ended June 30, 2009, compared with 1.1% and 13.3%, respectively, for the six months ended June 30, 2008.
     Earnings projections for the remainder of 2009 are expected to be impacted by the continued slowing in the Bank’s loan demand and poor economic conditions. The Bank is anticipating an additional expense of approximately $750,000 to the provision for loan losses for the remainder of 2009 due to the continued increase in past due loans, loans with weaknesses, impaired loans and foreclosed properties. Other significant factors affecting the 2009 net income are increased expenses related to the FDIC insurance regular assessment and the monthly cost of outsourcing the Bank’s data processing services.
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
     Net interest income for the three months ended June 30, 2009 decreased by $55,000 or 2.1% over the same period in 2008. Interest income for the three months ended June 30, 2009 decreased by $284,000 or 6.8% compared to the same period in 2008, while interest expense decreased by $229,000 or 14.6% during the three months ended June 30, 2009, as compared to the same period in the prior year.
     Net interest income for the six months ended June 30, 2009 increased by $18,000 or .3% over the same period in 2008. Interest income for the six months ended June 30, 2009 decreased by $659,000 or 7.7% compared to the same period in 2008, while interest expense decreased by $676,000 or 20.1% during the six months ended June 30, 2009, as compared to the same period in the prior year.
     Although, during the second quarter of 2009, the average balance of interest earning assets decreased at a slower pace than the average balance of interest bearing liabilities, the interest earned on the assets decreased at a greater pace than the interest expense paid on the liabilities resulting in an decrease in net interest income for the three month period ending June 30, 2009.
     During the second quarter of 2009 compared to the same period in 2008, average net interest earning assets decreased $376,000 or .1% while average net interest bearing liabilities decreased $2.2 million or 1.1%. Although, all deposit categories showed increases except NOW accounts for the second quarter, CNB continues to experience a shift in the deposit mix from lower yielding demand and savings deposits to higher yielding time deposits due to higher interest rates paid on these deposits. The decrease of $16.0 million in the average balance of borrowings played a significant role in the $2.2 million decrease in interest bearing liabilities. The rate paid on all deposit categories decreased while the rate paid on borrowings increased resulting in a decrease in the interest rate paid on total interest bearing liabilities to be only 41 basis points.
     CNB also experienced a shift in the interest earning assets. The shift was from higher yielding loan balances to lower yielding federal funds sold, certificates of deposit and tax exempt securities balances. The reason for the decrease in the average balance on loans was due to the continued slow housing market and the overall lower loan demand. The decrease in taxable securities was due to the significant amount of called agency bonds over this time frame which were reinvested mainly in tax exempt securities, certificates of deposit and federal funds sold. Along with the shift to lower yielding interest earning assets was the decrease in the yields of all earning assets except for tax exempt securities. These factors impacted the 43 basis point decrease in the average interest earned on these assets.
     The 43 basis point decrease in rates earned on average interest earning assets offset by a 41 basis point decrease in rates paid on average interest bearing liabilities contributed to the 2 basis point decrease in the net interest margin while the ratio of net interest income to average interest earning assets decreased by 10 basis points.
     See Table 1and Table 2 — Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential.
     The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities.

TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

	JUNE 30, 2009			JUNE 30, 2008
	QTR			QTR
	AVERAGE	QTR	YIELD/	AVERAGE	QTR	YIELD/
	BALANCE	INTEREST	RATE (4)	BALANCE	INTEREST	RATE (4)
	(IN THOUSANDS OF DOLLARS)

Interest earning assets:
Federal funds sold	$1,165	$1	0.18%	$—	$—	—%
Certificates of deposit	2,704	6	0.89	—	—	—
Securities:
Taxable	41,790	519	4.97	47,951	603	5.03
Tax-exempt (1)	18,789	162	5.23	15,405	130	5.11
Loans (net of unearned interest) (2)(5)(6)	201,321	3,143	6.24	202,789	3,394	6.69

Total interest earning assets (1)	$265,769	$3,831	5.77%	$266,145	$4,127	6.20%

Nonearning assets:
Cash and due from banks	$5,806			$6,636
Bank premises and equipment, net	5,757			5,982
Other assets	7,115			4,766
Allowance for loan losses	(2,979)			(2,249)

Total assets	$281,468			$281,280

Interest bearing liabilities:
Savings deposits	$24,759	$6	0.10%	$24,212	$18	0.30%
Time deposits	138,999	1,233	3.55	126,189	1,308	4.15
NOW accounts	21,936	25	0.46	22,389	47	0.84
Money market accounts	12,634	5	0.16	11,743	25	0.85
Borrowings	11,293	74	2.62	27,316	174	2.55

Total interest bearing liabilities	$209,621	$1,343	2.56%	$211,849	$1,572	2.97%

Noninterest bearing liabilities:
Demand deposits	$42,660			$41,683
Other liabilities	5,358			4,027
Shareholders’ equity	23,829			23,721

Total liabilities and shareholders’ equity	$281,468			$281,280

Net interest income (1)		$2,488			$2,555

Net interest spread (3)			3.21%			3.23%

Net interest income to average interest earning assets (1)			3.74%			3.84%

(1)	Yields are expressed on a tax equivalent basis using a 34% tax rate.

(2)	For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.

(3)	Net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Yields/Rates are expressed on an annualized basis.

(5)	Interest income on loans excludes fees of $62,662 in 2009 and $50,566 in 2008.

(6)	Interest income on loans includes fees of $23,321 in 2009 and $14,971 in 2008 from student loans and lease receivables.

TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

	JUNE 30, 2009			JUNE 30, 2008
	YTD			YTD
	AVERAGE	YTD	YIELD/	AVERAGE	YTD	YIELD/
	BALANCE	INTEREST	RATE (4)	BALANCE	INTEREST	RATE (4)
	(IN THOUSANDS OF DOLLARS)

Interest earning assets:
Federal funds sold	$586	$1	0.18%	$—	$—	—%
Certificates of deposit	1,747	9	1.03	—	—	—
Securities:
Taxable	43,362	1,069	4.93	49,515	1,230	4.97
Tax-exempt (1)	18,079	317	5.31	14,000	238	5.15
Loans (net of unearned interest) (2)(5)(6)	202,147	6,361	6.29	203,575	6,964	6.84

Total interest earning assets (1)	$265,921	$7,757	5.83%	$267,090	$8,432	6.31%

Nonearning assets:
Cash and due from banks	$5,881			$6,711
Bank premises and equipment, net	5,783			6,034
Other assets	6,672			4,926
Allowance for loan losses	(2,948)			(2,220)

Total assets	$281,309			$282,541

Interest bearing liabilities:
Savings deposits	$24,442	$16	0.13%	$23,689	$35	0.30%
Time deposits	136,239	2,448	3.59	126,108	2,701	4.28
NOW accounts	21,494	50	0.47	22,316	113	1.01
Money market accounts	12,926	14	0.22	11,835	71	1.20
Borrowings	15,465	161	2.08	29,437	445	3.02

Total interest bearing liabilities	$210,566	$2,689	2.55%	$213,385	$3,365	3.15%

Noninterest bearing liabilities:
Demand deposits	$41,756			$41,865
Other liabilities	5,465			3,978
Shareholders’ equity	23,522			23,313

Total liabilities and shareholders’ equity	$281,309			$282,541

Net interest income (1)		$5,068			$5,067

Net interest spread (3)			3.27%			3.16%

Net interest income to average interest earning assets (1)			3.81%			3.79%

(1)	Yields are expressed on a tax equivalent basis using a 34% tax rate.

(2)	For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.

(3)	Net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Yields/Rates are expressed on an annualized basis.

(5)	Interest income on loans excludes fees of $113,503 in 2009 and $97,121 in 2008.

(6)	Interest income on loans includes fees of $48,037 in 2009 and $38,421 in 2008 from student loans and lease receivables.

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
     The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended June 30, 2009 and June 30, 2008 amounted to $375,000 and $120,000, respectively. The provision for loan losses for the six months ended June 30, 2009 and June 30, 2008 amounted to $765,000 and $225,000, respectively. Non performing assets, past due loans and foreclosure activity have increased from the same period in 2008. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require an adjustment to the reserves as a result of their examination of the Bank. See “Nonperforming Assets and Allowance for Loan Losses” for further discussion.
NONINTEREST INCOME
     Noninterest income for the three months ended June 30, 2009 decreased $38,000 or 6.4% to $551,000 from $589,000. Noninterest income for the six months ended June 30, 2009 decreased $139,000 or 11.0% to $1.1 million from $1.3 million. The decrease in noninterest income for the three and six months ended June 30, 2009 is partially a result of decreases in overdraft account fees and trust fee income offset by an increase in debit card fee income. The decrease in fees related to overdrafts is a result of the Bank’s customer base being much more aware of the status of their deposit accounts and proactive in keeping these accounts in a satisfactory condition. Trust fees decreased due to average assets under management decreased to $33.8 million from $40.7 million at June 30, 2008, a 19.0% decrease. This decrease in trust assets is primarily due to market value decline.
     Other factors contributing to the decrease in noninterest income for the six months ended June 30, 2009 is an increase in 2009 in the loss on sale of other real estate owned by $48,000 and smaller gains recorded in 2009 on the sale investment securities. For the second quarter of 2009 compared to the same period in 2008, the gain on sale of loans increased although for the six months ended June 30, 2009 compared to the same period in 2008, the gain on sale of loans showed a decrease of $15,600. This decrease in the gain on sale of loans is due to the tightened spreads on the sold loans due to the competitiveness of the current market.
     Offsetting these decreases is an increase in miscellaneous income which is a direct result of in February 2009, one of the Bank’s Board of Directors passed away and the Bank was the named beneficiary of a life insurance policy on the director. The Bank received $194,184 in a death benefit, $135,326 of which has been recorded in assets as cash surrender value. The difference of $58,858 is reflected in other operating income.
NONINTEREST EXPENSES
     Noninterest expenses for the three months ended June 30, 2009, increased $86,000 or 4.5%. Noninterest expenses for the six months ended June 30, 2009, increased $38,000 or 1.0%. The most significant factor leading to the increase in noninterest expenses for the three and six month periods ending June 30, 2009 is the increased FDIC quarterly assessments and the one time special assessment. The one time special assessment is payable on September 30, 2009 but the total estimated special assessment of $130,000 is reflected in noninterest expenses as of June 30, 2009.
     Salaries decreased for the three and six months ending June 30, 2009 due to, in the first quarter of 2009, a concerted effort on the part of Bank management to control expenses by eliminating extra hours worked and to utilize employees’ time more efficiently offset by normal merit increases. Employee benefits decreased during this same time period due to a decrease in the post retirement expense due to a change in assumptions along with decreases in most all other employee benefit accounts due to a reduction in employee hours or the controlling of expenses by management.
     The increase of $2,400 in other occupancy expense for the three months ended June 30, 2009 is a result of the bank replacing three of its branches office lights with new energy efficient fluorescent bulbs in the second quarter 2009 offset by the negotiation of several vendor contracts to decrease the cost of their services. The decrease of $42,000 in furniture and equipment expense for the three months ended June 30, 2009 and the decrease of $88,000 for the six months ended June 30, 2009, are due to decreases in depreciation expense due to some computer hardware becoming fully depreciated during this time period along with furniture and equipment maintenance expense. The maintenance expense decreased due to the number and amount of maintenance contracts declined due to the outsourcing of the Bank’s technology.

     The increase of $268,000 in other operating expenses for the three months ended June 30, 2009 and the increase of $357,000 for the six months ended June 30, 2009, are due to increases in the Bank’s FDIC assessment fee, data processing expenses, stationery, supplies and printing, legal fees and 75th anniversary expenses. The FDIC assessment fee increased due to the increase in the quarterly assessment rate along with the 5 basis point special one time assessment for every $100 of deposits the Bank holds. The one time special assessment is payable on September 30, 2009 but the total estimated special assessment of $130,000 is reflected in noninterest expenses as of June 30, 2009. Data processing expense increased due to the expenses related to the monthly outsourcing charges of the Bank’s data processing system. Stationery, supplies and printing increased due to increased costs of supplies. Legal fees increased due to the additional number of foreclosures and legal suits the Bank is involved pertaining to our loan portfolio. The Bank celebrated its 75th anniversary on June 19, 2009. The celebrations began in April 2009 at each of the Bank’s branch locations and finished with a large picnic in the park celebration for customers and local businesses. During 2009, the Bank has been in a cost cutting mode and has attempted to reduce non essential expenses to a minimum.
INCOME TAXES
     The Bank’s provision for income taxes decreased $177,000 or 46.8% to $201,000 for the three months ended June 30, 2009 and decreased $294,000 or 38.5% to $470,000 for the six months ended June 30, 2009. The effective tax rates for the second quarter of 2009 and 2008 were 28.2% and 33.0%, respectively. The effective tax rates for the six months ending June 30, 2009 and 2008 were 29.1% and 33.1%, respectively. The effective tax rate for the quarter and six months ending June 30, 2009 is lower due to the recording of $59,000 of non-taxable life insurance proceeds. The Bank’s income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities and loans, and non-deductible expenses, such as life insurance premiums.
FINANCIAL CONDITION
     The Bank’s total assets as of June 30, 2009 increased $3.4 million or 1.2% to $285.7 million from December 31, 2008 due primarily to a $4.4 million increase in certificates of deposits, a $1.1 million increase in federal funds sold, a $2.0 million increase in cash and due from banks and a $2.1 million increase in other assets offset by a $3.9 million decrease in investment securities and a $2.2 million decrease in loans The Bank’s total liabilities increased $2.3 million or 0.9% to $261.3 million from December 31, 2008 due to a $17.9 million increase in deposits offset by a $15.4 million decrease in borrowings. Shareholders’ equity increased $1.1 million to $24.3 million at June 30, 2009, due to net income of $1.1 million and a $333,000 increase in accumulated other comprehensive income offset by stock repurchases of $154,000 and cash dividends paid of $236,000. The $333,000 increase in accumulated other comprehensive income is a direct result of the increase in market value of available for sale securities. The components of accumulated other comprehensive income at June 30, 2009 and December 31, 2008, were unrealized gains and losses on available for sale securities, net of deferred income taxes and unrecognized pension costs, net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results unless the securities are actually sold. During the third quarter 2007, the Bank instituted a stock repurchase program to repurchase issued shares of common stock of CNB Financial Services, Inc. Through this program as of June 30, 2009, the Bank has repurchased 12,200 shares of CNB Financial Services, Inc. common stock reducing shareholders’ equity by $724,128.
LOAN PORTFOLIO
     At June 30, 2009, total loans decreased $2.2 million or 1.1% to $198.6 million from $200.8 million at December 31, 2008. During the first quarter of 2009, real estate loan outstandings decreased by $3.0 million due to the Bank experiencing increased payoffs from customers refinancing their real estate loans through other financial institutions due to the fact that the Bank’s fixed rates were higher than the competition. Another factor impacting the decrease was CNB originated and sold $4.0 million of loans to secondary market investors. CNB began selling all fixed rate mortgage loans to secondary market investors in January 2007. During the first quarter of 2009, the Bank adjusted the yield spread premium the Bank was earning on these secondary market loans to become more competitive which has resulted in $3.8 million in fixed rate mortgage loans being sold to secondary market investors during the second quarter compared to $223,000 in loans sold in the first quarter 2009. An additional factor impacting the decrease in real estate loans was the foreclosure of two large loans during the first quarter of 2009 along with a $146,000 foreclosure in the second quarter 2009.
     The increase in the Bank’s commercial real estate portfolio for the six months ended June 30, 2009 is due to several large loans to builders for presold entry level homes. The buyers of these homes have been pre-approved by area banks and qualify for the $8,000 government tax credit. Another factor was the consolidation of debt from other banks to CNB by a large land developer of $1.5 million and a commercial business customer consolidating debt of $925,000. The consumer loan portfolio increase is primarily attributable to funding of the second or third disbursements on student loans. In the fourth quarter 2008, the Bank suspended funding new student loans but is obligated to fund second or third draws on student loans the

Bank funded originally. The Bank experienced an increase in the volume of commercial loan activity early in the second quarter due to attractiveness of interest rates and the perceived improvement in the economy. Lending officers continue to be proactive in their marketing effort in the Bank’s lending area.
NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES
     Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, impaired loans and foreclosed real estate. The following table summarized the Bank’s nonperforming assets as of the periods shown:

	June 30,		December 31,
	2009	2008	2008
Impaired loans, not on nonaccrual	$778,483	$297,088	$130,905
Nonaccrual loans, impaired (1)	596,917	570,820	1,096,163
Nonaccrual loans, not impaired	682,727	680,119	402,520
Loans past due 90 days or more still accruing interest	—	—	—

Total non-performing loans	$2,058,127	$1,548,027	$1,629,588

Foreclosed real estate (other real estate owned)	$398,427	$238,553	$253,300

Total nonperforming assets	$2,456,554	$1,786,580	$1,882,888

Nonperforming loans/Total loans	1.04%	0.78%	0.81%
Nonperforming assets/Total assets	0.86%	0.63%	0.67%
Allowance for loan losses/Total loans	1.57%	1.14%	1.37%

(1)	Some of these loans have government agency guarantees reducing the bank’s exposure by $44,842 at June 30, 2009, $71,191 at June 30, 2008 and $57,611 at December 31, 2008.
     As of June 30, 2009, there are fourteen loans considered to be impaired with a balance of $1.3 million (net of government agency guarantees) and a specific allowance of $440,000. As of June 30, 2009, management is aware of twenty five borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $4.7 million. A specific allowance of $411,000 related to these loans has been established as part of the allowance for loan losses. The loans are collateralized and management anticipates any additional potential loss would be minimal. The Bank continues to experience additional foreclosures in their mortgage loan portfolio. Although the Bank’s mortgage loan portfolio is well secured, if the Bank needs to go to foreclosure on a property, the value of the property may possibly be less than the current appraised value considering the current real estate market. In turn, the Bank may begin to see future write downs on foreclosed properties.
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
     The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. During the first quarter, the Bank considered the general economic conditions in its market area and the significant slowdown in the residential housing market. At June 30, 2009, the Bank had outstanding loans for the development of residential property including loans for spec homes and subdivisions totaling $13.1 million with an additional undisbursed commitment of $2.5 million. At June 30, 2009 and December 31, 2008, the allowance for loan losses totaled $3.1 million and $2.8 million, respectively. The allowance for loan losses as a percentage of loans was 1.6% as of June 30, 2009 and 1.4% as of December 31, 2008.

     An analysis of the allowance for loan losses is summarized below:

	June 30,		December 31,
	2009		2008
		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
In thousands	Amount	Total Loans	Amount	Total Loans
Commercial, financial and agriculture	$1,332	25%	$1,178	22%
Real estate — residential mortgage	822	66	543	69
Installment and other	381	8	415	8
Impaired loans	440	1	383	1
Unallocated	142	N/A	232	N/A

Total	$3,117	100%	$2,751	100%

DEPOSITS
     The Bank’s deposits increased $17.9 million during the six months ended June 30, 2009. This increase was reflected in all deposit categories. The bank has experienced increased customer activity in the deposit area over the past six months. Several new business accounts have been opened along with customers transferring funds from other banks to be deposited. The bank has experienced increased deposit balances on several large business accounts. Although, the rates on interest bearing demand accounts are low they remain competitive and customers continue to open these accounts. The Bank experienced a decrease in the Ultimate Invest checking account during the first quarter of 2009. This decrease was directly related to the drop in interest rates. Customers shifted their funds into certificate of deposits yielding a higher interest rate. Other factors affecting the increase in certificates of deposit and certificates of deposit over $100,000 are the increase in IRA rollovers by customers from their 401k programs through their employment and the continued growth of our Washington County, Maryland branch from the proactive approach of management in establishing new customer relationships along with the continued volume of maturities of the Bank’s 14 month nonrenewable certificates of deposit and the start of the maturities of the 8 month nonrenewable certificates of deposit. The Bank’s customers are shifting their money from these matured certificates of deposit into preexisting 36-month Ultimate Certificates of Deposit. The Bank’s 36-month Ultimate Certificate of Deposit allows the customer to withdraw all or a portion of the certificate of deposit on the first or second year anniversary date without penalty and deposits may be made to this CD at any time. In January 2009, the Bank was successful in its bid for $2.0 million in certificate of deposit funds from the State of WV Treasurer’s office. This certificate of deposit carries an interest rate of .66% and matures in July 2009. In May 2009, the Bank was successful in its bid for another $5.0 million in certificate of deposit funds from the State of WV Treasurer’s office. This certificate of deposit carries an interest rate of .508% and matures in November 2009.
CAPITAL RESOURCES
     Shareholders’ equity increased $1.1 million or 4.7% during the first six months of 2009 due to $1.1 million in net income and a $333,000 increase in accumulated other comprehensive income offset by stock repurchases of $154,000 and cash dividends paid of $236,000.
     During the third quarter 2007, the Bank instituted a stock repurchase program to repurchase issued shares of common stock of CNB Financial Services, Inc. Through this program as of June 30, 2009, the Bank has repurchased 12,200 shares of CNB Financial Services, Inc. common stock reducing shareholders’ equity by $724,128.
     The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was “well capitalized” at June 30, 2009. The following table summarizes, as of June 30, 2009, the Bank’s capital ratios.

	Components	Actual	Required
	of Capital	Ratio	Ratio
Tier 1 Capital	$25,278	9.0%	4.0%
Total Risk Based Capital	$27,436	15.2%	8.0%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
     The objective of the Bank’s liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank’s liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold which totaled $64.2 million, or 22.5% of total assets at June 30, 2009. In addition, liquidity may be generated through loan repayments, FHLB borrowings and over $4.5 million of available borrowing arrangements with correspondent banks. At June 30, 2009, management considered the Bank’s ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $108,000 of cash from operations in the first six months of 2009, which compares to $2.5 million during the same time period in 2008. Additional cash of $81,000 was used in net investing activities through June 30, 2009, which compares to $6.3 million additional cash provided by net investing activities for the first six months of 2008. Net cash provided by financing activities totaled $2.0 million during the first six months of 2009, which compares to net cash used in financing activities of $8.7 million during the same time period in 2008. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.
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
     The Bank’s base-line scenario holds the prime rate constant at 3.25 percent through June 2010. Based on the July 2009 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing and decreasing interest rate scenario.
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
     There have been no changes in the Company’s internal controls over financial reporting in the fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings
There are no material legal proceedings to which CNB or its subsidiary is a party, or to which any of their property is subject. However, CNB is involved in various legal proceedings occurring in the ordinary course of business.
Item 1a. Risk Factors
There have been no material changes to CNB’s risk factors since these factors were previously disclosed in CNB’s annual report on Form 10-K for the period ended December 31, 2008.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

	Total Number		Total Number of Shares Purchased	Maximum Number of Shares
	of Shares	Average Price	as Part of Publicly Announced	that may yet be purchased under
Period	Purchased	Paid per Share	Plans or Programs	the Plans or Programs
Beginning balance
March 31, 2009			10,650	35,154

April 1, 2009
April 30, 2009	50	$48.50	50	35,104

May 1, 2009
May 31, 2009	1,500	$45.47	1,500	33,604

June 1, 2009
June 30, 2009	—	$—	—	33,604

Total	1,550		12,200

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

Item 4.	Submission of Matters to a Vote of Security Holders
a.)	The 2008 annual meeting of stockholders of CNB Financial Services, Inc. was held April 1, 2009.

b.)	Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management’s nominees as listed in the proxy statement, and all such nominees were reelected.

c.)	(1) Election of Directors

Elected to serve as directors until the 2009 annual meeting of stockholders to be held in 2010

		Without
	For	Authority
Kenneth W. Apple	311,384	11,900
Margaret S. Bartles	311,384	11,900
Martha H. Quarantillo	311,384	11,900
Charles S. Trump, IV	311,384	11,900

Item 6.	Exhibits
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

CNB Financial Services, Inc.

(Registrant)

Date August 7, 2009		/s/ Thomas F. Rokisky, President/CEO

Date August 7, 2009		/s/ Rebecca S. Stotler, Vice President/CFO