Form 10-Q
period 2009-09-30
CNB FINANCIAL SERVICES INC
filed 2009-11-16
CIK 1113336

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Issuer’s telephone number, (304) 258 – 1520
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
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 443,648 shares of common stock, par value $1 per share, as of November 13, 2009.

CNB FINANCIAL SERVICES, INC.

		PAGE

PART 1:	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of September 30, 2009 (Unaudited) and December 31, 2008	3

	Consolidated Statements of Income for the Three and Nine Months ended September 30, 2009 and 2008 (Unaudited)	4

	Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2009 (Unaudited) and the Year Ended December 31, 2008	5

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months ended September 30, 2009	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	31

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1a.	Risk Factors	32

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	32

Item 6.	Exhibits and Reports on Form 8-K	32

	SIGNATURES	33
EX-31.1
EX-31.2
EX-32.1
EX-32.2
Forward-Looking Statements
     The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-Q including statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In order to comply with the terms of the safe harbor, CNB notes that a variety of factors could cause CNB’s actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements. These factors could include the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may become more unfavorable than expected resulting in reduced credit quality or demand for loans; (4) legislative or regulatory changes could increase expenses; (5) competitors may have greater financial resources and develop products that enable them to compete more successfully than CNB; (6) additional assessments may be imposed by the FDIC; (7) additional expense to the provision for loan losses may be greater than anticipated: (8) Loan activity may continue to be soft in the commercial real estate portfolio with very little generation of new loans; and (9) real estate activity for 2010 in the Eastern Panhandle of West Virginia may not improve. Additionally, consideration should be given to the cautionary language contained elsewhere in this Form 10-Q and in the section on “Risk Factors,” Item 1A in the company’s Annual Report to Shareholders on Form 10-K for the fiscal year ended December 31, 2008.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$3,792,211	$4,770,724
Federal funds sold	9,950,000	—
Certificates of deposit	3,671,963	—
Securities available for sale (at approximate market value)	65,776,958	62,604,735
Federal Home Loan Bank stock, at cost	2,321,300	2,321,300
Loans and lease receivable, net	194,947,099	200,752,202
Accrued interest receivable	1,315,101	1,272,742
Foreclosed real estate (held for sale), net	284,329	253,300
Premises and equipment, net	5,635,459	5,842,368
Deferred income taxes	1,503,179	1,889,746
Cash surrender value of life insurance	1,566,078	1,617,055
Intangible assets	190,507	274,145
Other assets	760,181	658,665

TOTAL ASSETS	$291,714,365	$282,256,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$40,973,675	$39,469,377
Interest-bearing demand	38,035,888	35,554,781
Savings	25,295,717	23,476,255
Time, $100,000 and over	70,407,956	55,269,424
Other time	75,817,335	74,125,229

	$250,530,571	$227,895,066
Accrued interest payable	1,127,652	1,126,219
FHLB borrowings	10,000,000	25,445,000
Accrued expenses and other liabilities	4,322,473	4,572,907

TOTAL LIABILITIES	$265,980,696	$259,039,192

SHAREHOLDERS’ EQUITY
Common stock, $1 par value; 5,000,000 shares authorized; 458,048 shares issued at September 30, 2009 and December 31, 2008 and 445,448 outstanding at September 30, 2009 and 449,151 outstanding at December 31, 2008	$458,048	$458,048
Capital surplus	4,163,592	4,163,592
Retained earnings	22,538,531	21,015,652
Accumulated other comprehensive income (loss)	(683,694)	(1,848,990)

	$26,476,477	$23,788,302
Less treasury stock, at cost, 12,600 shares in 2009 and 8,897 shares in 2008	(742,808)	(570,512)

TOTAL SHAREHOLDERS’ EQUITY	$25,733,669	$23,217,790

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$291,714,365	$282,256,982

The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$3,227,137	$3,442,160	$9,701,834	$10,503,590
Interest and dividends on securities U.S. Government agencies and corporations	48,362	150,103	189,552	512,385
Corporate bonds	86,655	99,964	283,586	246,681
Mortgage backed securities	327,452	370,876	1,038,813	1,033,890
State and political subdivisions	202,095	135,292	539,114	378,439
Interest on certificates of deposit	5,517	—	14,142	—
Dividend income from FHLB stock	—	19,641	—	70,018
Interest on FHLB deposits	4	460	33	2,540
Interest on federal funds sold	2,750	—	3,288	—

	$3,899,972	$4,218,496	$11,770,362	$12,747,543

INTEREST EXPENSE
Interest on interest bearing demand, savings and time deposits	$1,280,828	$1,319,813	$3,808,924	$4,240,298
Interest on FHLB borrowings	73,161	211,251	234,052	656,037

	$1,353,989	$1,531,064	$4,042,976	$4,896,335

NET INTEREST INCOME	$2,545,983	$2,687,432	$7,727,386	$7,851,208

PROVISION FOR LOAN LOSSES	400,000	160,000	1,165,000	385,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	$2,145,983	$2,527,432	$6,562,386	$7,466,208

NONINTEREST INCOME
Service charges on deposit accounts	$344,025	$363,041	$970,759	$1,037,847
Other service charges, commissions and fees	206,890	202,258	593,998	613,690
Other operating income	17,575	15,385	115,915	52,445
Income from title company	—	2,312	5,061	9,042
Net gain on sales of loans	12,628	15,812	32,952	51,782
Net gain (loss) on sales and calls of securities	568	—	32,591	94,256
Net (loss) on other real estate owned	(38,308)	(10,000)	(86,744)	(10,484)

	$543,378	$588,808	$1,664,532	$1,848,578

NONINTEREST EXPENSES
Salaries	$690,747	$702,662	$2,029,127	$2,155,389
Employee benefits	264,747	320,170	842,383	1,008,962
Occupancy of premises	126,526	129,393	362,466	371,259
Furniture and equipment expense	163,529	199,651	482,674	606,922
Other operating expenses	635,606	639,337	2,086,862	1,733,470

	$1,881,155	$1,991,213	$5,803,512	$5,876,002

INCOME BEFORE INCOME TAXES	$808,206	$1,125,027	$2,423,406	$3,438,784

PROVISION FOR INCOME TAXES	193,886	372,497	664,227	1,137,182

NET INCOME	$614,320	$752,530	$1,759,179	$2,301,602

BASIC EARNINGS PER SHARE	$1.38	$1.67	$3.94	$5.09

The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

					Accumulated
					Other	Total
	Common	Treasury	Capital	Retained	Comprehensive	Shareholders’
	Stock	Stock	Surplus	Earnings	Income	Equity

BALANCE, JANUARY 1, 2008	$458,048	$(207,633)	$4,163,592	$19,155,244	$(747,806)	$22,821,445

Comprehensive income:
Net income for nine months ended September 30, 2008	—	—	—	2,301,602	—	2,301,602
Change in unrealized gains (losses) on securities available for sale (net of tax of $633,210)	—	—	—	—	(1,033,132)	(1,033,132)

Total Comprehensive Income						1,268,470

Acquisition of teasury stock, at cost, 4,720 shares	—	(309,057)	—	—	—	(309,057)

Cash dividends ($.53 per share)	—	—	—	(239,056)	—	(239,056)

BALANCE, SEPTEMBER 30, 2008	$458,048	$(516,690)	$4,163,592	$21,217,790	$(1,780,938)	$23,541,802

BALANCE, JANUARY 1, 2009	$458,048	$(570,512)	$4,163,592	$21,015,652	$(1,848,990)	$23,217,790

Comprehensive income:
Net income for nine months ended September 30, 2009	—	—	—	1,759,179	—	1,759,179
Change in unrealized gains (losses) on securities available for sale (net of tax of $714,213)	—	—	—	—	1,165,296	1,165,296

Total Comprehensive Income						2,924,475

Acquisition of treasury stock, at cost, 3,703 shares	—	(172,296)	—	—	—	(172,296)

Cash dividends ($.53 per share)				(236,300)		(236,300)

BALANCE, SEPTEMBER 30, 2009	$458,048	$(742,808)	$4,163,592	$22,538,531	$(683,694)	$25,733,669

The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,759,179	$2,301,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on premises, equipment and software	380,255	416,556
Provision for loan losses	1,165,000	385,000
Deferred income taxes	(327,645)	(144,913)
Net (gain) on sale of securities	(32,591)	(94,256)
Loss on sale of real estate owned	86,744	10,484
Net (gain) on loans sold	(32,952)	(51,782)
Loans originated for sale	(7,141,400)	(4,239,250)
Proceeds from loans sold	7,174,177	4,291,032
(Increase) decrease in accrued interest receivable	(42,359)	90,650
(Increase) decrease in other assets	(40,007)	350,324
Increase (decrease) in accrued interest payable	1,433	(292,548)
(Increase) in cash surrender value on life insurance in excess of premiums paid	(87,999)	(85,085)
Proceeds from life insurance death benefits	194,184	—
Increase (decrease) in accrued expenses and other liabilities	(250,434)	738,293
Amortization of deferred loan (fees) cost	136,126	45,249
Amortization (accretion) of premium and discount on securities	11,005	7,442
Amortization (accretion) of premium and discount on certificates of deposit	(380)	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,952,336	$3,728,798

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans, not originated for sale	$3,818,107	$1,771,981
Proceeds from sales of securities	2,327,895	2,803,399
Proceeds from maturities, repayments and calls of securities	13,060,660	28,073,757
Proceeds from maturities of certificates of deposit	1,238,000	—
Purchases of securities	(16,660,699)	(30,015,024)
Purchases of certificates of deposit	(4,908,620)	—
Purchases of Federal Home Loan Bank stock	—	(1,459,000)
Redemptions of Federal Home Loan Bank stock	—	1,640,500
Purchases of premises, equipment and software	(151,165)	(207,289)
Proceeds from sale of real estate owned	588,695	150,361
Costs to acquire foreclosed real estate	(20,423)	(12,437)
Net (increase) in federal funds sold	(9,950,000)	—
Premiums paid on life insurance	(55,208)	(58,434)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(10,712,758)	$2,687,814

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand and savings deposits	$5,804,867	$(1,287,197)
Net increase (decrease) in time deposits	16,830,638	(1,862,829)
Net (decrease) in FHLB borrowings	(15,445,000)	(3,150,000)
Purchase of treasury stock	(172,296)	(309,057)
Cash dividends paid	(236,300)	(239,056)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$6,781,909	$(6,848,139)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(978,513)	$(431,527)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,770,724	7,791,093

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,792,211	$7,359,566

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Interest	$4,041,543	$5,188,883
Income taxes	$840,900	$1,188,550
Net transfer to foreclosed real estate, held for sale from loans receivable	$686,045	$562,071
Unrealized gain (loss) on investment securities available for sale (net of tax)	$1,165,296	$(1,033,132)
The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation and Contingencies
     In the opinion of CNB Financial Services, Inc. (“CNB” or the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB’s financial condition as of September 30, 2009 and the results of operations for the three and nine months ended September 30, 2009 and 2008, changes in shareholders’ equity and cash flows for the nine months ended September 30, 2009 and 2008.
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
     Earnings per share have been computed based on the following weighted average shares outstanding:

	9/30/2009	9/30/2008

Quarter ending	445,774	450,619

Year to date ending	446,669	452,374

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Securities
     The amortized cost and estimated market value of debt securities at September 30, 2009 and December 31, 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
     Securities are summarized as follows:

					Weighted
	September 30, 2009				Average
		Gross	Gross	Estimated	Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield

Available for sale:
U.S. Government agencies and corporations
After 1 but within 5 years	$2,404,704	$20,436	$—	$2,425,140	2.32%
After 5 but within 10 years	4,875,671	55,432	—	4,931,103	3.40

	$7,280,375	$75,868	$—	$7,356,243	3.05%

Corporate Bonds
After 1 but within 5 years	$2,233,003	$38,418	$29,876	$2,241,545	5.22%
After 5 but within 10 years	3,983,524	82,426	44,502	4,021,448	5.55

	$6,216,527	$120,844	$74,378	6,262,993	5.43%

States and political subdivisions
Within one year	$2,659,905	$11,760	$—	$2,671,665	1.52%
After 1 but within 5 years	8,318,277	270,909	2,530	8,586,656	3.04
After 5 but within 10 years	14,092,941	434,895	12,620	14,515,216	4.20

	$25,071,123	$717,564	$15,150	$25,773,537	3.53%

Mortgage backed securities:
Government issued or guaranteed	$13,597,929	$674,321	$—	$14,272,250	5.35%

Collateralized mortgage obligations:
Government issued or guaranteed	$10,600,358	$354,735	$4,719	$10,950,374	4.68%
Privately issued	1,444,798	—	283,237	1,161,561	7.44

	$12,045,156	$354,735	$287,956	$12,111,935	5.01%

Total securities available for sale	$64,211,110	$1,943,332	$377,484	$65,776,958	4.32%

Restricted:
Federal Home Loan Bank stock	$2,321,300	$—	$—	$2,321,300	—%

Certificates of deposit	$3,671,000	$1,015	$52	3,671,963	0.62%

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

     The fair value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $22,930,747 at September 30, 2009 and $19,462,597 at December 31, 2008.
     Proceeds from sales of securities available for sale (excluding maturities and calls) during the nine months ended September 30, 2009 and 2008 were $2,327,895 and $2,803,399, respectively. Gross gains (losses) of $34,987 and $(0) during the nine months ended September 30, 2009 on respective sales of securities and $55,278 and $(0) for the nine months ended September 30, 2008 were realized on the respective sales. Gross gains (losses) of $23 and ($2,419) and $38,978 and ($0) during the nine months ended September 30, 2009 and 2008, respectively were realized on called securities.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Securities (continued)
     The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008.
     Securities are summarized as follows:

	September 30, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Corporate bonds	$—	$—	$2,652,584	$74,378	$2,652,584	$74,378

State and political subdivisions	784,833	2,530	935,200	12,620	1,720,033	15,150

Collateralized mortgage obligations:
Government issued or guaranteed	—	—	381,201	4,719	381,201	4,719
Privately issued	—	—	1,161,562	283,237	1,161,562	283,237

Certificates of deposit	248,948	52	—	—	248,948	52

Total temporarily impaired securities	$1,033,781	$2,582	$5,130,547	$374,954	$6,164,328	$377,536

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Corporate bonds	$6,591,774	$622,083	$—	$—	$6,591,774	$622,083

State and political subdivisions	7,296,127	210,761	217,773	1,682	7,513,900	212,443

Mortgage backed securities:
Government issued or guaranteed	296,216	271	492,011	5,666	788,227	5,937

Collateralized mortgage obligations:
Government issued or guaranteed	1,130,704	9,320	393,802	32,505	1,524,506	41,825
Privately issued	1,418,529	272,505	—	—	1,418,529	272,505

Total temporarily impaired securities	$16,733,350	$1,114,940	$1,103,586	$39,853	$17,836,936	$1,154,793

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Loans and Leases Receivable
     Major classifications of loans at September 30, 2009 and December 31, 2008, were as follows:

	September 30,	December 31,
	2009	2008
Loans:
Real estate	$129,706,983	$137,770,172
Commercial real estate	42,735,409	40,613,894
Consumer	17,442,972	16,665,647
Commercial	7,349,630	7,931,399
Overdrafts	102,715	91,515

	$197,337,709	$203,072,627

Leases	605,657	105,219

	$197,943,366	$203,177,846

Net deferred loan fees, costs, premiums and discounts	372,335	325,742
Allowance for loan losses	(3,368,602)	(2,751,386)

	$194,947,099	$200,752,202

     An analysis of the allowance for possible loan losses is as follows:

	September 30,		December 31,
	2009	2008	2008

Balance, Beginning	$2,751,386	$2,144,461	$2,144,461
Provision charged to operations	1,165,000	385,000	940,500
Recoveries	54,341	120,032	188,860
Loans charged off	(602,125)	(357,896)	(522,435)

Balance, Ending	$3,368,602	$2,291,597	$2,751,386

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Loans and Leases Receivable (continued)
     The following is a summary of information pertaining to impaired loans:

	September 30,		December 31,
	2009	2008	2008
	(in thousands)

Impaired loans without a valuation allowance	$—	$—	$—
Impaired loans with a valuation allowance (1)	1,236,885	1,935,974	1,227,068

Total impaired loans	$1,236,885	$1,935,974	$1,227,068

Valuation allowance related to impaired loans	$275,430	$453,788	$383,350

(1)	Some of these loans have government agency guarantees reducing the bank’s exposure by $38,435 for September 30, 2009, $66,431 at September 30, 2008 and $57,611 for December 31, 2008

	September 30,		December 31,
	2009	2008	2008
	(in thousands)

Average investment in impaired loans	$1,231,977	$1,673,037	$1,318,584

Interest income recognized on impaired loans	$49,571	$50,693	$52,430

Interest income recognized on a cash basis on impaired loans	$49,571	$50,693	$52,430

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

	September 30,		December 31,
	2009	2008	2008

Foreclosed real estate (other real estate owned)	$284,329	$523,134	$253,300
Impaired loans, not on nonaccrual	654,404	692,871	130,905
Nonaccrual loans, impaired (1)	582,481	1,243,103	1,096,163
Nonaccrual loans, not impaired	258,019	779,254	402,520
Loans past due 90 days or more still accruing interest	—	—	—

Total non-performing assets	$1,779,233	$3,238,362	$1,882,888

(1)	Some of these loans have government agency guarantees reducing the bank’s exposure by $38,435 at September 30, 2009, $66,431 at September 30, 2008 and $57,611 at December 31, 2008.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4. Time Deposits
     At September 30, 2009, the scheduled maturities of time deposits are as follows:

	Time Deposits	All Time
	$100,000 and Over	Deposits

Within 3 months	$9,544,364	$16,466,780
3 months thru 6 months	6,227,909	12,086,320
6 months thru 12 months	5,770,578	14,026,828
Over 12 months	48,865,105	103,645,363

	$70,407,956	$146,225,291

Note 5. Federal Home Loan Bank Borrowings

	September 30,		December 31,
	2009	2008	2008

Federal Home Loan Bank advances	$10,000,000	$34,350,000	$25,445,000
     CNB Bank, Inc. is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh and, as such, can take advantage of the FHLB program for overnight and term advances at published daily rates. At September 30, 2009, the Bank has long term advances with FHLB. Under the terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying mortgages and US government agencies and mortgage-backed securities. In addition, all of the Bank’s stock in the FHLB is pledged as collateral for such debt. Term advances available under this agreement are limited by available and qualifying collateral and the amount of FHLB stock held by the borrower.
Note 6. Pension Plan
     CNB Bank, Inc. has an obligation under a defined benefit plan covering all eligible employees. See Note 11 “Pension Plan” to our consolidated financial statements in our most recently filed Annual Report on Form 10-K for further information.
     The components of net periodic plan cost charged to operations are as follows:

	September 30,
	2009	2008

Service cost	$177,299	$181,731
Interest cost	237,185	230,511
Expected return on plan assets	(245,631)	(226,971)
Amortization of prior service costs	9,258	9,258
Recognized net actuarial loss	54,964	38,926

Net periodic plan cost	$233,075	$233,455

     Employer contributions paid during the periods ended September 30, 2009 and 2008 were $477,092 and $250,000, respectively.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Supplemental Retirement Plan
     On January 2, 2004, the Bank entered into a nonqualified supplemental retirement benefit agreement with the President which when fully vested would pay the President or his beneficiary an amount of $30,000 per year for 10 years beginning September 11, 2011, if he retires on or after May 29, 2011. Termination of employment prior to that date other than by reasons of death or disability will result in a reduced benefit. The expense for the nine months ended September 30, 2009 and 2008 was $20,107 and $29,569, respectively.
Note 8. Health Insurance Plan
     Effective January 1, 2005, the Bank changed its health insurance program to a high deductible plan and concurrently established health reimbursement accounts for each employee in the plan. The Bank has committed to fund $750 for each participant in 2009 and 2008. The expense incurred for the health reimbursement accounts for the nine months ended September 30, 2009 and 2008 was $39,938 and $40,556, respectively.
Note 9. Fair Value Measurements
     The FASB ASC Topic 820, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments. CNB’s available for sale investment portfolio is subject to disclosure for interim reporting. Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used in selecting inputs, with the highest priority given to Level 1, as these are most transparent or reliable.
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
     The following describes the valuation techniques used by CNB to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:
Securities available for sale and certificates of deposit investments
     Securities available for sale and certificates of deposit investments are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. At September 30, 2009, all of CNB’s securities and certificates of deposit investments are considered to be Level 2 investments.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Fair Value Measurements (continued)
     The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Fair Value Measurements at September 30, 2009 Using Quoted Prices
(In Thousands)
			Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$65,777	$—	$65,777	$—
Certificates of deposit investments	3,672	—	3,672	—
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
     The following describes the valuation techniques used by CNB to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans held for sale
     These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Loans held for sale are required to be measured at lower of cost or fair value. Under ASC Topic 820, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At September 30, 2009, CNB did not have any loans held for sale.
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
     Certain assets such as other real estate owned are measured at the lower of cost or fair value less the cost to sell. Management believes that the fair value component in its valuation follows the provisions of ASC Topic 820. CNB had no fair value measurement adjustments to impaired loans during the quarter ended September 30, 2009.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Fair Value Measurements (continued)
Other Real Estate Owned
     Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. CNB had $15,000 of fair value adjustments during the quarter ended September 30, 2009 resulting from the inability to sell a property at its appraised value. We believe that the fair value component in its valuation follows the provisions of ASC Topic 820.
     The following table summarized CNB’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis during the period.

Carrying Value at September 30, 2009
(In Thousands)		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance at September	Assets	Inputs	Inputs
Description	30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans, net of government agency guarantees and reserve for losses	$923	$—	$923	$—
Other real estate owned	$284	$—	$284	$—
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
     The estimated fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Fair Value Measurements (continued)

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash, due from banks and federal funds sold	$3,792,211	$3,792,211	$4,770,724	$4,770,724
Securities available for sale	65,776,958	65,776,958	62,604,735	62,604,735
Loans	194,947,099	199,636,219	200,752,202	201,347,332
Accrued interest receivable	1,315,101	1,315,101	1,272,742	1,272,742
Financial Liabilities:
Demand deposits	$104,305,280	$104,305,280	$98,500,413	$98,500,413
Time deposits	146,225,291	153,823,506	129,394,653	137,539,118
Accrued interest payable	1,127,652	1,127,652	1,126,219	1,126,219
FHLB borrowings	10,000,000	10,000,000	25,445,000	25,445,000
Off-Balance Sheet
Financial Instruments:
Letters of credit	$—	$1,800	$—	$2,149
Note 10. Recently Issued Accounting Standards
     In June 2009, the Financial Accounting Standards Board (FASB) issued ASC 105-10. (formerly Statement No. 168,) “The FASB Accounting Standards Codification™ (Codification”) and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The Codification has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
     In May 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as ASC Topic 855, “Subsequent Events” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement became effective for the period ended June 30, 2009 and did not have a significant impact on the Company’s consolidated financial statements.
     In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as ASC Topic 860, “Transfers and Servicing,” that defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s) in accordance with the conditions in this topic. Under the revised standards guaranteed mortgage securitizations are removed to require those securitizations to be treated the same as any other transfer of financial assets within the scope of the topic. If such a transfer does not meet the requirements for sale accounting, the securitized mortgage loans should continue to be classified as loans in the transferor’s statement of financial position. This topic requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest” and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The newly issued guidance under ASC Topic 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. CNB does not expect that these revisions will have a material impact on the Company’s consolidated financial statements.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10. Recently Issued Accounting Standards (continued)
     In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as ASC Topic 810-10 “Consolidation,” to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:
a.	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance
b.	The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.
     Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This revision of ASC Topic 810-10 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. CNB does not expect that adoption of this guidance will have a material impact on the Company’s consolidated financial statements.
     In April 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” now codified as ASC Topic 820-10-65-4. This standard emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. Topic 820-10-65-4 provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The standard also requires increased disclosures. This topic is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. CNB adopted this topic 820-10-65-4 in the second quarter of 2009, however, the adoption had no material impact on its consolidated financial statements.
     In April 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as ASC Topic 825, “Financial Instruments,” which amended previous Topic 825 guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This guidance became effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. CNB adopted this topic in the second quarter of 2009.
     In April 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as ASC Topic 320-10-35, “Investments Debt and Equity Securities, Subsequent Measurements”, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The standard requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the ASC Topic 320-10-35 expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This topic became effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. CNB adopted this topic in the second quarter, however, the adoption had no material impact on its consolidated financial statements.
     In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)) (ASC Business Combinations). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10. Recently Issued Accounting Standards (continued)
to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. CNB does not expect the implementation of SFAS No. 141(R) to have a material impact on its consolidated financial statements, at this time.
     In April 2009, the Financial Accounting Standards Board (FASB) issued Financial Statement Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC 805 Business Combinations). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. CNB does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.
     In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures — Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance. CNB does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.
     In September 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-12 (ASU 2009-12), “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent).” ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 if effective for interim and annual periods ending after December 15, 2009. CNB does not expect the adoption of ASU 2009-12 to have a material impact on its consolidated financial statements.
     In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. “ ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. CNB does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.
     In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, “Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Files.” Release No. 33-99072 delays the requirement for non-accelerated files to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.
Note 11. Subsequent Events
     The Company has evaluated events and transactions subsequent to September 30, 2009 through November 13, 2009, the date these consolidated financial statements were included in this Form 10-Q and filed with the SEC. Based on the definitions and requirements of Generally Accepted Accounting Principles, we have not identified any events that have occurred subsequent to September 30, 2009 and through November 13, 2009, that require recognition or disclosure in the consolidated financial statements.

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
     The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three and nine months ended September 30, 2009 and 2008. This discussion may include forward-looking statements based upon management’s expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion and have based all average balances on daily averages.
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

EARNINGS SUMMARY
     Net income for the three months ended September 30, 2009 was $614,000 or $1.38 per share compared to $753,000 or $1.67 per share for the same period in 2008. Annualized return on average assets and average equity were .9% and 10.1% respectively, for the three months ended September 30, 2009, compared with 1.1% and 13.0%, respectively, for the three months ended September 30, 2008.
     Net income for the nine months ended September 30, 2009 was $1.8 million or $3.94 per share compared to $2.3 million or $5.09 per share for the same period in 2008. Annualized return on average assets and average equity were .8% and 9.9% respectively, for the nine months ended September 30, 2009, compared with 1.1% and 13.2%, respectively, for the nine months ended September 30, 2008.
     Earnings projections for the remainder of 2009 are expected to be impacted by the continued slowing in the Bank’s loan demand and poor economic conditions. The Bank is anticipating an additional expense of approximately $450,000 to the provision for loan losses for the remainder of 2009 due to the continued increase in past due loans, loans with weaknesses and impaired loans. Other significant factors affecting the 2009 net income are increased expenses related to the FDIC insurance regular assessment and the monthly cost of outsourcing the Bank’s data processing services.
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
     Net interest income for the three months ended September 30, 2009 decreased by $141,000 or 5.3% over the same period in 2008. Interest income for the three months ended September 30, 2009 decreased by $318,000 or 7.6% compared to the same period in 2008, while interest expense decreased by $177,000 or 11.6% during the three months ended September 30, 2009, as compared to the same period in the prior year.
     Net interest income for the nine months ended September 30, 2009 decreased by $124,000 or 1.6% over the same period in 2008. Interest income for the nine months ended September 30, 2009 decreased by $977,000 or 7.7% compared to the same period in 2008, while interest expense decreased by $853,000 or 17.4% during the nine months ended September 30, 2009, as compared to the same period in the prior year.
     Although, during the third quarter of 2009, the average balance of interest earning assets increased at a faster pace than the average balance of interest bearing liabilities decreased, the interest earned on the assets decreased at a greater pace than the interest expense paid on the liabilities resulting in an decrease in net interest income for the three month period ending September 30, 2009. The 56 basis point decrease in rates earned on average interest earning assets offset by a 30 basis point decrease in rates paid on average interest bearing liabilities contributed to the 26 basis point decrease in the net interest margin while the ratio of net interest income to average interest earning assets also decreased by 26 basis points.
     During the nine months ended September 30, 2009 compared to the same period in 2008, average net interest earning assets increased only slightly by $420,000 or 0.2% whereas average net interest bearing liabilities decreased $2.6 million or 1.2% resulting in a decrease in net interest income and a decreased net interest margin. The 51 basis point decrease in rates earned on average interest earning assets offset by a 50 basis point decrease in paid on average interest bearing liabilities contributed to the decrease in the net interest margin of 1 basis points while the ratio of net interest income to average interest earning assets decreased 7 basis points
     For the three and nine month periods ending September 30, 2009 compared to the same periods in 2008, CNB experienced an increase in the average balance of interest earning assets along with a shift in the composition of the interest earning assets. The increase in the average balance of interest earning assets is a result of higher balances in the lower yielding federal funds sold and certificates of deposit along with tax exempt securities balances offset by a decrease in the average balance on taxable securities and loans. The reason for the decrease in the average balance on loans was due to the continued slow housing market and the overall lower loan demand. The decrease in taxable securities was due to the significant amount of called agency bonds over these time frames which were reinvested mainly in tax exempt securities, certificates of deposit and federal funds sold. Along with the shift to lower yielding interest earning assets was the decrease in the yields of all earning assets. These factors impacted the 56 basis point and the 51 basis point decreases in the average interest earned on these assets for the three and nine month periods ending September 30, 2009.

     For the three and nine month periods ending September 30, 2009 compared to the same periods in 2008, CNB experienced a decrease in the average balance of interest bearing liabilities. Although, each interest bearing deposit category has shown growth during the three and nine month periods ending September 30, 2009 compared to the same periods in 2008 except for money market accounts during the third quarter, the decrease in the average balance of borrowings outweighed the increases in the deposits. The full impact of the increase in average interest bearing deposit accounts was significantly reduced by the decreased average balance of borrowings the bank held during these same periods. For the three month period ending September 30, 2009 compared to the same period in 2008, the average balance of interest bearing deposits increased by $21.5 million or 11.8% while the average balance of borrowings decreased by $23.6 million or 70.2%. For the nine month period ending September 30, 2009 compared to the same period in 2008, the average balance of interest bearing deposits increased by $14.6 million or 8.0% while the average balance of borrowings decreased by $17.2 million or 55.8%. During the aforementioned time frames, the Bank has also experienced considerably lower rates paid on these interest bearing liabilities. During the third quarter of 2009, the Bank experienced a higher rate paid on borrowings due to the fact that the only borrowings the bank presently have are long term borrowings at an average rate of 2.83%. These factors impacted the 30 basis point and the 50 basis point decreases in the average interest paid on these liabilities for the three and nine month periods ending September 30, 2009.
     See Table 1and Table 2 — Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential.
     The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities.

TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

	SEPTEMBER 30, 2009			SEPTEMBER 30, 2008
	QTR			QTR
	AVERAGE	QTR	YIELD/	AVERAGE	QTR	YIELD/
	BALANCE	INTEREST	RATE(4)	BALANCE	INTEREST	RATE(4)
	(IN THOUSANDS OF DOLLARS)

Interest earning assets:
Federal funds sold	$5,645	$3	0.16%	$—	$—	1.94%
Certificates of deposit	3,599	6	0.67	—	—	—
Securities:
Taxable	40,921	496	4.85	50,457	644	5.11
Tax-exempt (1)	21,032	168	4.84	15,365	133	5.25
Loans (net of unearned interest) (2)(5)(6)	199,166	3,168	6.36	200,991	3,384	6.73

Total interest earning assets (1)	$270,363	$3,841	5.68%	$266,813	$4,161	6.24%

Nonearning assets:
Cash and due from banks	$6,085			$6,837
Bank premises and equipment, net	5,681			5,943
Other assets	6,496			5,841
Allowance for loan losses	(3,235)			(2,315)

Total assets	$285,390			$283,119

Interest bearing liabilities:
Savings deposits	$25,110	$6	0.10%	$23,636	$18	0.30%
Time deposits	143,461	1,245	3.47	123,071	1,230	4.00
NOW accounts	21,893	25	0.46	21,806	44	0.81
Money market accounts	12,833	5	0.16	13,319	28	0.84
Borrowings	10,023	73	2.91	33,582	211	2.51

Total interest bearing liabilities	$213,320	$1,354	2.54%	$215,414	$1,531	2.84%

Noninterest bearing liabilities:
Demand deposits	$41,993			$40,638
Other liabilities	5,752			3,918
Shareholders’ equity	24,325			23,149

Total liabilities and shareholders’ equity	$285,390			$283,119

Net interest income (1)		$2,487			$2,630

Net interest spread (3)			3.14%			3.40%

Net interest income to average interest earning assets (1)			3.68%			3.94%

(1)	Yields are expressed on a tax equivalent basis using a 34% tax rate.

(2)	For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.

(3)	Net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Yields/Rates are expressed on an annualized basis.

(5)	Interest income on loans excludes fees of $59,168 in 2009 and $57,772 in 2008.

(6)	Interest income on loans includes fees of $19,666 in 2009 and $14,630 in 2008 from student loans and lease receivables.

TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

	SEPTEMBER 30, 2009			SEPTEMBER 30, 2008
	YTD			YTD
	AVERAGE	YTD	YIELD/	AVERAGE	YTD	YIELD/
	BALANCE	INTEREST	RATE(4)	BALANCE	INTEREST	RATE(4)
	(IN THOUSANDS OF DOLLARS)

Interest earning assets:
Federal funds sold	$2,291	$3	0.17%	$—	$—	2.40%
Certificates of deposit	2,371	14	0.79	—	—	—
Securities:
Taxable	42,539	1,566	4.91	49,832	1,874	5.01
Tax-exempt (1)	19,074	485	5.14	14,458	370	5.17
Loans (net of unearned interest) (2)(5)(6)	201,142	9,529	6.32	202,707	10,349	6.81

Total interest earning assets (1)	$267,417	$11,597	5.78%	$266,997	$12,593	6.29%

Nonearning assets:
Cash and due from banks	$5,950			$6,753
Bank premises and equipment, net	5,749			6,004
Other assets	6,613			5,233
Allowance for loan losses	(3,044)			(2,252)

Total assets	$282,685			$282,735

Interest bearing liabilities:
Savings deposits	$24,667	$23	0.12%	$23,671	$53	0.30%
Time deposits	138,672	3,693	3.55	125,088	3,931	4.19
NOW accounts	21,629	74	0.46	22,145	157	0.95
Money market accounts	12,894	19	0.20	12,333	99	1.07
Borrowings	13,631	234	2.29	30,829	656	2.84

Total interest bearing liabilities	$211,493	$4,043	2.55%	$214,066	$4,896	3.05%

Noninterest bearing liabilities:
Demand deposits	$41,837			$41,454
Other liabilities	5,563			3,957
Shareholders’ equity	23,792			23,258

Total liabilities and shareholders’ equity	$282,685			$282,735

Net interest income (1)		$7,554			$7,697

Net interest spread (3)			3.23%			3.24%

Net interest income to average interest earning assets (1)			3.77%			3.84%

(1)	Yields are expressed on a tax equivalent basis using a 34% tax rate.

(2)	For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.

(3)	Net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Yields/Rates are expressed on an annualized basis.

(5)	Interest income on loans excludes fees of $172,671 in 2009 and $154,893 in 2008.

(6)	Interest income on loans includes fees of $67,704 in 2009 and $53,050 in 2008 from student loans and lease receivables.

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
     The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended September 30, 2009 and September 30, 2008 amounted to $400,000 and $160,000, respectively. The provision for loan losses for the nine months ended September 30, 2009 and September 30, 2008 amounted to $1.2 million and $385,000, respectively. Although, non performing assets and foreclosure activity have decreased from the same period in 2008, past due loans have increased from 2.6% of total loans as of September 30, 2008 to 3.5% of total loans as of September 30, 2009. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require an adjustment to the reserves as a result of their examination of the Bank. See “Nonperforming Assets and Allowance for Loan Losses” for further discussion.
NONINTEREST INCOME
     Noninterest income for the three months ended September 30, 2009 decreased $45,000 or 7.7% to $543,000 from $589,000. Noninterest income for the nine months ended September 30, 2009 decreased $184,000 or 10.0% to $1.7 million from $1.8 million. The decrease in noninterest income for the three and nine months ended September 30, 2009 is partially a result of decreases in overdraft account fees and trust fee income offset by an increase in debit card fee income. The decrease in fees related to overdrafts is a result of the Bank’s customer base being much more aware of the status of their deposit accounts and proactive in keeping these accounts in a satisfactory condition. Trust fees decreased due to average assets under management decreased to $33.9 million from $39.8 million at September 30, 2008, a 14.7% decrease. This decrease in trust assets is primarily due to market value decline.
     Other factors contributing to the decrease in noninterest income for the nine months ended September 30, 2009 is an increase in 2009 in the loss on sale of other real estate owned by $76,000 and smaller gains recorded in 2009 on the sale of investment securities. For the third quarter of 2009 and for the nine months ended September 30, 2009 compared to the same periods in 2008, the gain on sale of loans showed decreases of $3,200 and $18,800, respectively. This decrease in the gain on sale of loans is due to the tightened spreads on the sold loans due to the competitiveness of the current market.
     Offsetting these decreases is an increase in miscellaneous income which is a direct result of in February 2009, one of the Bank’s Board of Directors passed away and the Bank was the named beneficiary of a life insurance policy on the director. The Bank received $194,184 in a death benefit, $135,326 of which have been recorded in assets as cash surrender value. The difference of $58,858 is reflected in other operating income.
NONINTEREST EXPENSES
     Noninterest expenses for the three months ended September 30, 2009, decreased $110,000 or 5.5%. Noninterest expenses for the nine months ended September 30, 2009, increased $72,000 or 1.2%. The most significant factor leading to the increase in noninterest expenses for the three and nine month periods ending September 30, 2009 is the increased FDIC quarterly assessments and the one time special assessment. The one time special assessment was payable on September 30, 2009 and totaled $130,188. The special assessment was expensed in the first half of 2009.
     Salaries decreased for the three and nine months ending September 30, 2009 due to, in the first quarter of 2009, a concerted effort on the part of Bank management to control expenses by eliminating extra hours worked and to utilize employees’ time more efficiently offset by normal merit increases. Employee benefits decreased during this same time period due to a decrease in the post retirement expense due to a change in assumptions along with decreases in most all other employee benefit accounts due to a reduction in employee hours or the controlling of expenses by management.
     The decreases in other occupancy expense for the three and nine months ended September 30, 2009 is a result of the negotiation of several vendor contracts to decrease the cost of their services offset by increased cost of real property taxes and bank operating supplies. The decrease of $36,000 in furniture and equipment expense for the three months ended September 30, 2009 and the decrease of $124,000 for the nine months ended September 30, 2009, are due to decreases in furniture and equipment maintenance expense along with decreased depreciation expense due to some computer hardware becoming fully depreciated during this time period. The decreased maintenance expense is due to the number and amount of maintenance contracts declined due to the outsourcing of the Bank’s technology. These expenses have shifted to data processing fees and are included in other operating expenses on the statement of income..

     The decrease of $4,000 in other operating expenses for the three months ended September 30, 2009 and the increase of $353,000 for the nine months ended September 30, 2009, are due to increases in the Bank’s FDIC assessment fee, data processing expenses, legal fees and 75th anniversary expenses offset by decreases in marketing expense, telephone expense, debit card expense and audit and accounting expense. The FDIC assessment fee increased due to the increase in the quarterly assessment rate along with the 5 basis point special one time assessment for every $100 of deposits the Bank holds. The one time special assessment was payable on September 30, 2009 but the total estimated special assessment of $130,188 was reflected in noninterest expenses as of June 30, 2009. Data processing expense increased due to the expenses related to the monthly outsourcing charges of the Bank’s data processing system. Legal fees increased due to the additional number of foreclosures and legal suits the Bank is involved pertaining to our loan portfolio. The Bank celebrated its 75th anniversary on June 19, 2009. The celebrations began in April 2009 at each of the Bank’s branch locations and finished with a large picnic in the park celebration for customers and local businesses. During 2009, the Bank has been in a cost cutting mode and has attempted to reduce non essential expenses to a minimum. During the third quarter 2009, adjustments were made to reduce certain non interest expense accounts to realign them to actual expenses incurred or to be incurred by the Bank in 2009. These expenses related to the SOX 404 auditor attestation requirements being delayed until 2010. This delay was announced by the SEC late in the third quarter 2009.
INCOME TAXES
     The Bank’s provision for income taxes decreased $179,000 or 48.0% to $194,000 for the three months ended September 30, 2009 and decreased $473,000 or 41.6% to $664,000 for the nine months ended September 30, 2009. The effective tax rates for the third quarter of 2009 and 2008 were 24.0% and 33.1%, respectively. The effective tax rates for the nine months ending September 30, 2009 and 2008 were 27.4% and 33.1%, respectively. The effective tax rate for the quarter and nine months ending September 30, 2009 is lower due to the recording of $59,000 of non-taxable life insurance proceeds and the increase in tax-exempt earnings on municipal bonds. The Bank’s income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities and loans, and non-deductible expenses, such as life insurance premiums.
FINANCIAL CONDITION
     The Bank’s total assets as of September 30, 2009 increased $9.5 million or 3.4% to $291.7 million from December 31, 2008 due primarily to a $3.7 million increase in certificates of deposits, a $10.0 million increase in federal funds sold and a $3.2 million increase in investment securities offset by a $979,000 decrease in cash and due from banks and a $5.8 million decrease in loans The Bank’s total liabilities increased $6.9 million or 2.7% to $266.0 million from December 31, 2008 due to a $22.6 million increase in deposits offset by a $15.4 million decrease in borrowings. Shareholders’ equity increased $2.5 million to $25.7 million at September 30, 2009, due to net income of $1.8 million and a $1.1 million increase in accumulated other comprehensive income offset by stock repurchases of $172,000 and cash dividends paid of $236,000. The $1.1 million increase in accumulated other comprehensive income is a direct result of the increase in market value of available for sale securities. The components of accumulated other comprehensive income at September 30, 2009 and December 31, 2008, were unrealized gains and losses on available for sale securities, net of deferred income taxes and unrecognized pension costs, net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results unless the securities are actually sold.
     During the third quarter 2007, the Bank instituted a stock repurchase program to repurchase issued shares of common stock of CNB Financial Services, Inc. Through this program as of September 30, 2009, the Bank has repurchased 12,600 shares of CNB Financial Services, Inc. common stock reducing shareholders’ equity by $742,808.
LOAN PORTFOLIO
     At September 30, 2009, total loans decreased $5.8 million or 2.9% to $194.9 million from $200.8 million at December 31, 2008. During the first quarter of 2009, real estate loan outstandings decreased by $3.0 million due to the Bank experiencing increased payoffs from customers refinancing their real estate loans through other financial institutions due to the fact that the Bank’s fixed rates were higher than the competition. Another factor impacting the decrease was CNB originated and sold $7.1 million of loans to secondary market investors. CNB began selling all fixed rate mortgage loans to secondary market investors in January 2007. During the first quarter of 2009, the Bank adjusted the yield spread premium the Bank was earning on these secondary market loans to become more competitive which has resulted in $6.9 million in fixed rate mortgage loans being sold to secondary market investors during the second and third quarters compared to $223,000 in loans sold in the first quarter 2009. During the third quarter 2009, the Bank was notified that the Federal authorities had closed the office of one of the Bank’s main secondary market investors. The Bank did not have any loss from this closure but had to book in the Bank’s loan portfolio $820,000 of loans originated for sale. The Bank will seek an alternative secondary market outlet to sell future fixed rate mortgages. An additional factor impacting the decrease in real estate loans were the foreclosures of five loans during the first nine months of 2009.

     The increase in the Bank’s commercial real estate portfolio for the nine months ended September 30, 2009 is due to several large loans to builders for presold entry level homes. The buyers of these homes have been pre-approved by area banks and qualify for the $8,000 government tax credit. Another factor was the consolidation of debt from other banks to CNB by a large land developer of $1.5 million and a commercial business customer consolidating debt of $925,000. These increases were offset by a slowing in the commercial real estate activity in the third quarter 2009. Various internal sundry reasons along with the uncertainty of the current financial position of prospective bank customers caused a lag in officer calls during the third quarter 2009. There is a potential for over $1.0 million in new loan activity for the commercial real estate portfolio for the fourth quarter of 2009. With the possible extension of the $8,000 government tax credit for qualified home buyers and the recent passage of a local school bond by taxpayers along with $31 million in government stimulus funds being made available to fund public and private projects, the projections for commercial real estate activity for 2010 are positive for the Eastern Panhandle of West Virginia.
     The consumer loan portfolio increase is attributable to funding of the second or third disbursements on student loans along with mobile home financing and vehicle secured personal loans. In the fourth quarter 2008, the Bank suspended funding new student loans but was obligated to fund second or third draws on student loans the Bank funded originally. Although, the second and third disbursements on student loans were disbursed in the first half of 2009, the consumer loan portfolio continues to show moderate growth through the third quarter of 2009.
     Although, the Bank experienced an increase in the volume of commercial loan activity early in the second quarter, the commercial loan activity decreased in the third quarter. The increase in volume was short-lived as the developers did not see the influx of business they anticipated as the perception of an improvement in the economy did not come to fruition. Lending officers continue to be proactive in their marketing effort in the Bank’s lending area.
NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES
     Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, impaired loans and foreclosed real estate. The following table summarized the Bank’s nonperforming assets as of the periods shown:

	September 30,		December 31,
	2009	2008	2008

Impaired loans, not on nonaccrual	654,404	692,871	130,905
Nonaccrual loans, impaired (1)	582,481	1,243,103	1,096,163
Nonaccrual loans, not impaired	258,019	779,254	402,520
Loans past due 90 days or more still accruing interest	—	—	—

Total non-performing loans	$1,494,904	$2,715,228	$1,629,588

Foreclosed real estate (other real estate owned)	$284,329	$523,134	$253,300

Total nonperforming assets	$1,779,233	$3,238,362	$1,882,888

Nonperforming loans/Total loans	0.77%	1.36%	0.81%
Nonperforming assets/Total assets	0.61%	1.14%	0.67%
Allowance for loan losses/Total loans	1.73%	1.15%	1.37%

(1)	Some of these loans have government agency guarantees reducing the bank’s exposure by $38,435 at September 30, 2009, $66,431 at September 30, 2008 and $57,611 at December 31, 2008.
     As of September 30, 2009, there are fourteen loans considered to be impaired with a balance of $1.2 million (net of government agency guarantees) and a specific allowance of $275,000. As of September 30, 2009, management is aware of thirty three borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $4.8 million. A specific allowance of $709,000 related to these loans has been established as part of the allowance for loan losses. The loans are collateralized and management anticipates any additional potential loss would be minimal. The Bank continues to experience additional foreclosures in its mortgage loan portfolio. Although the Bank’s mortgage loan portfolio is well secured, if the Bank needs to go to foreclosure on a property, the value of the property may possibly be less than the current appraised value considering the current real estate market. In turn, the Bank may begin to see future write downs on foreclosed properties.

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
     The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. During the first quarter, the Bank considered the general economic conditions in its market area and the significant slowdown in the residential housing market. At September 30, 2009, the Bank had outstanding loans for the development of residential property including loans for spec homes and subdivisions totaling $12.9 million with an additional undisbursed commitment of $2.7 million. At September 30, 2009 and December 31, 2008, the allowance for loan losses totaled $3.4 million and $2.8 million, respectively. The allowance for loan losses as a percentage of loans was 1.7% as of September 30, 2009 and 1.4% as of December 31, 2008.
     An analysis of the allowance for loan losses is summarized below:

In thousands	September 30,		December 31,
	2009		2008
		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
Commercial, financial and agriculture	$1,258	25%	$1,178	22%
Real estate — residential mortgage	1,281	65	543	69
Installment and other	454	9	415	8
Impaired loans	275	1	383	1
Unallocated	101	N/A	232	N/A

Total	$3,369	100%	$2,751	100%

DEPOSITS
     The Bank’s deposits increased $22.6 million during the nine months ended September 30, 2009. This increase was reflected in all deposit categories. The bank has experienced increased customer activity in the deposit area over the past nine months especially in the non interest bearing checking and savings account areas. Although, the rates on interest bearing demand accounts are low they remain competitive and customers continue to open these accounts also. The Bank experienced a decrease in the Ultimate Invest checking account during the first quarter of 2009. This decrease was directly related to the drop in interest rates. Factors affecting the increase in certificates of deposit and certificates of deposit over $100,000 are the increase in IRA rollovers by customers from their 401k programs through their employment and the continued growth of our Washington County, Maryland branch from the proactive approach of management in establishing new customer relationships. The Bank’s 8-month and 14-month non renewable certificates of deposit rolled off completely in June and April 2009, respectively. These matured funds along with outside funds from both existing and new customers are contributing factors to the increase in the bank’s certificates of deposit. The Bank’s 36-month Ultimate Certificates of Deposit and 28-month non renewable certificate of deposit continue to be the certificates of choice for customers. The Bank’s 36-month Ultimate Certificate of Deposit allows the customer to withdraw all or a portion of the certificate of deposit on the first or second year anniversary date without penalty and deposits may be made to this CD at any time. The 28-month non renewable certificate of deposit began in July 2008 and is still available to customers and carries an attractive rate. In May 2009, the Bank was successful in its bid for another $5.0 million in certificate of deposit funds from the State of WV Treasurer’s office. This certificate of deposit carries an interest rate of ..508% and matures in November 2009. In August 2009, the Bank was successful in its bid for $500,000 in certificate of deposit funds from the State of WV Treasurer’s office. This certificate of deposit carries an interest rate of .351% and matures in February 2010.

CAPITAL RESOURCES
     Shareholders’ equity increased $2.5 million or 10.8% during the first nine months of 2009 due to $1.8 million in net income and a $1.1 million increase in accumulated other comprehensive income offset by stock repurchases of $172,000 and cash dividends paid of $236,000.
     During the third quarter 2007, the Bank instituted a stock repurchase program to repurchase issued shares of common stock of CNB Financial Services, Inc. Through this program as of September 30, 2009, the Bank has repurchased 12,600 shares of CNB Financial Services, Inc. common stock reducing shareholders’ equity by $742,808.
     The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was “well capitalized” at September 30, 2009. The following table summarizes, as of September 30, 2009, the Bank’s capital ratios.

	Components	Actual	Required
	of Capital	Ratio	Ratio

Tier 1 Capital	$25,923	9.1%	4.0%
Total Risk Based Capital	$28,123	16.1%	8.0%

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
     The objective of the Bank’s liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank’s liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold which totaled $79.4 million, or 27.2% of total assets at September 30, 2009. In addition, liquidity may be generated through loan repayments, FHLB borrowings and over $6.5 million of available borrowing arrangements with correspondent banks. At September 30, 2009, management considered the Bank’s ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $3.0 million of cash from operations in the first nine months of 2009, which compares to $3.7 million during the same time period in 2008. Additional cash of $10.7 million was used in net investing activities through September 30, 2009, which compares to $2.7 million additional cash provided by net investing activities for the first nine months of 2008. Net cash provided by financing activities totaled $6.8 million during the first nine months of 2009, which compares to net cash used in financing activities of $6.8 million during the same time period in 2008. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.
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
     The Bank’s base-line scenario holds the prime rate constant at 3.25 percent through September 2010. Based on the October 2009 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing and decreasing interest rate scenario.
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
     There have been no changes in the Company’s internal controls over financial reporting in the fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

	Total Number		Total Number of Shares Purchased	Maximum Number of Shares
	of Shares	Average Price	as Part of Publicly Announced	that may yet be purchased under
Period	Purchased	Paid per Share	Plans or Programs	the Plans or Programs

Beginning balance
June 30, 2009			12,200	33,604
July 1, 2009
July 31, 2009	—	$—	—	33,604
August 1, 2009
August 31, 2009	—	$—	—	33,604
September 1, 2009
September 30, 2009	400	$46.70	400	33,204

Total	400		12,600

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

CNB Financial Services, Inc. (Registrant)
Date November 13, 2009	/s/ Thomas F. Rokisky, President/CEO

Date November 13, 2009	/s/ Rebecca S. Stotler, Vice President/CFO