Form 10-K
period 2009-12-31
CNB FINANCIAL SERVICES INC
filed 2010-03-22
CIK 1113336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Registrant’s telephone number, (304) 258 — 1520
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
Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asking price of such common equity, as of the last business day at the registrant’s most recently completed second fiscal quarter (June 30, 2009) was approximately $12.9 million. This amount was based on the last closing sale price of a share of common stock of $47.40 as of the same date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 443,648 shares of common stock, par value $1 per share, as of February 25, 2010.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the following documents have been incorporated by reference into this form 10-K as indicated:

Documents	10-K Parts
1. CNB Financial Services, Inc. 2010 Proxy Statement	Part III

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY

FORWARD LOOKING STATEMENTS
     In our Annual Report and Form 10-K, we include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plans,” “intends,” or similar words or expressions. You should read statements that contain these words carefully because they discuss our future expectations or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our shareholders. However, there may be events in the future that we are not able to predict accurately or control, including those factors set forth under “Risk Factors” contained herein. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we must inform you that a variety of factors could cause CNB Financial Services, Inc.’s actual results and experiences to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. Our ability to predict the results of the effect of future plans and strategies is inherently uncertain. Some of the risks and uncertainties that may affect the operations, performance, development and results of CNB Financial Services, Inc.’s business include:
•	Changes in market interest rates;

•	Local and national economic trends and conditions;

•	Competition for products and services among community, regional and national financial institutions;

•	New services and product offerings by competitors;

•	Changes in customer preferences;

•	Changes in technology;

•	Legislative and regulatory changes;

•	General economic conditions may become unfavorable resulting in reduced credit quality or demand for loans;

•	Delinquency rates on loans;

•	Additional assessments may be imposed by the FDIC;

•	Additional expense to the provision for loan losses may be greater than anticipated;

•	Loan activity may continue to be soft in the commercial real estate portfolio with very little generation of new loans;

•	Real estate activity for 2010 in the Eastern Panhandle of West Virginia may not improve;

•	Changes in accounting principles, policies or guidelines; and

•	Current economic environment.
     You should consider these factors in evaluating any forward-looking statements and not place undue reliance on such statements. We are not obligated to publicly update any forward looking statements we may make in this Form 10-K or our Annual Report to reflect the impact of subsequent events.

Part I
Item 1. DESCRIPTION OF BUSINESS
ORGANIZATIONAL HISTORY AND SUBSIDIARIES
     CNB Financial Services, Inc. (the “Company”) was organized under the laws of West Virginia on March 20, 2000, at the direction of the Board of Directors of CNB Bank, Inc. (the “Bank”) for the purpose of becoming a financial services holding company. The Company and its subsidiary are collectively referred to herein as “CNB.”
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
     CNB became a 50% member of a limited liability company, Morgan County Title Insurance Agency, LLC in February 2001, for the purpose of selling title insurance. As of January 2003, CNB’s percentage of ownership in Morgan County Title Insurance Agency, LLC decreased to 33%. On August 31, 2009, Morgan County Title Insurance Agency, LLC was dissolved and the final distribution was made during the fourth quarter 2009.
     The Bank was organized on June 20, 1934 and has operated as a national banking association continuously until October 16, 2006, at which time the Bank obtained a West Virginia state charter and began operating as a state banking association.
EMPLOYEES
     As of December 31, 2009 and 2008, CNB employed 91 and 95 full-time equivalent employees, respectively.
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
     The Eastern Panhandle of West Virginia has been hit hard by the national and global downturn. Recent estimates suggest the region lost jobs at a rate of -3.6%, compared to the state rate of -3.0% and the U.S. rate of -3.9% from the second quarter of 2009 to the same quarter in 2009. The unemployment rate in the Eastern Panhandle skyrocketed from 4.5% in the second quarter of 2009 to 8.7% during the same period of 2009. The state of West Virginia and the nation also recorded similar spikes at 8.5% and 9.1%, respectively.
     Population growth in the Eastern Panhandle has outpaced the surrounding metropolitan areas, the state and the nation. The Eastern Panhandle population increased from 146,179 residents in 2003 to 169,984 in 2008 which translates into an annual growth rate of 3.1%. The Eastern Panhandle also added new jobs at a rate of 1.6% per year during the 2003-2008 period, outpacing West Virginia at .9% per year and the United States at 1.1% per year.
     With the bursting of the housing bubble, housing activity has decreased dramatically. Residential construction starts have declined 70.4% in 2009 from 2008. Nonbuilding construction starts have also shown a declining trend in recent years. In 2007, nonbuilding construction starts in the Eastern Panhandle were $206.6 million. Since then, however, nonbuilding have plummeted 55.5% in 2008 and another 80.0% in 2009.
     Similarly to the plummeting of residential construction starts, the bursting of the housing bubble is also reflected in the price of houses. From the second quarter of 2008 to the same quarter of 2009, house prices declined by 4.0% nationally while house prices held up better in West Virginia only falling by 1.5% during the same period. The Eastern Panhandle along with the many surrounding metropolitan areas have suffered much more severely than the national trend posting major declines in house prices during the past two years.
     The outlook for the Eastern Panhandle calls for employment to grow from 2010 through 2013 at a rate of 1.4% per year, as the national and world economies accelerate out of a particularly severe downturn. Construction jobs stabilize during the next two years and then begin to grow slowly during 2012-2013. Rebounding job growth drives per capita personal income higher with growth expected to average 1.3% per year. Population growth in the Eastern Panhandle is expected to average 2.1% per year during the next five years while the unemployment rate is forecast to surge to 8.5% in 2010 and then gradually descend to 6.5% by 2013.
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
AVAILABLE INFORMATION
     Our Internet address is www.cnbwv.com. The Securities and Exchange Commission (“SEC”) maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, and our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, any document filed by the company with the SEC can be read and copied at the SEC’s public reference facilities at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Copies of documents can also be obtained free of charge by any shareholder by writing to Rebecca S. Stotler, Senior VP/CFO, CNB Financial Services, Inc., 101 S. Washington Street, Berkeley Springs, WV 25411.
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
          Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, the Bank’s chief executive officer and chief financial officer are each required to certify that CNB’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining, and regularly evaluating the effectiveness of CNB’s internal controls; they have made certain disclosures to CNB’s auditors and the audit committee of the Board of Directors about CNB’s internal controls; and they have included information in CNB’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in CNB’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. As of October 5, 2009, the audit requirements related to internal controls contained in Section 404 of Sarbanes-Oxley have been delayed until 2010.
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
          On October 14, 2008, under authority granted by the Emergency Economic Stabilization Act of 2008 (the “EESA”), the United States Department of the Treasury adopted the Troubled Asset Relief Program (“TARP”) and the Capital Purchase Program (the “CPP”) whereby the Treasury will purchase up to $250 billion of preferred stock and warrants to be issued by United States banks, savings associations and their holding companies. CNB has analyzed the TARP program and has elected not to participate in this program at this time.
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
          Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (7 cents for every $100 of deposits) for the first quarter of 2009. Effective April 1,

2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounted to 5 basis points on each institution’s assets minus tier one (core) capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was approximately $130,000. The FDIC may impose additional emergency special assessments if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. Any additional emergency special assessment imposed by the FDIC will negatively impact our earnings.
          On November 12, 2009, the FDIC adopted a final rule requiring that all institutions prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. This pre-payment was due on December 30, 2009. However, the FDIC may exempt certain institutions from the prepayment requirement if the FDIC determines that the prepayment would adversely affect the safety and soundness of the institution. We were not granted an exemption to this prepayment requirement.
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
          We are subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or laws could have a substantial impact on us and our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. New legislation proposed by Congress may give bankruptcy courts the power to reduce the increasing number of home foreclosures by giving bankruptcy judges the authority to restructure mortgages and reduce a borrower’s payments. Property owners would be allowed to keep their property while working out their debts. Other similar bills placing additional temporary moratoriums on foreclosure sales or otherwise modifying foreclosure procedures to the benefit of borrowers and the detriment of lenders may be enacted by either Congress or the States of West Virginia, Pennsylvania or Maryland in the future. These laws may further restrict our collection efforts on one-to-four single-family mortgage loans. Additional legislation proposed or under consideration in Congress would give current debit and credit card holders the chance to opt out of an overdraft protection program and limit overdraft fees, which could result in additional operational costs and a reduction in our non-interest income.
          Further, our regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by financial institutions and holding companies in the performance of their supervisory and enforcement duties. In this regard, banking regulators are considering additional regulations governing compensation, which may adversely affect our ability to attract and retain employees. On June 17, 2009, the Obama Administration published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system. The President’s plan contains several elements that would have a direct effect on us. The reform plan proposes the creation of a new federal agency, the Consumer Financial Protection Agency, which would be dedicated to protecting consumers in the financial products and services market. The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, and compensation practices. If implemented, the foregoing regulatory reforms may have a material impact on our operations. However, because the legislation needed to implement the President’s reform plan has not been introduced, and because the final legislation may differ significantly from the legislation proposed by the Administration, we cannot determine the specific impact of regulatory reform at this time.

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
     The banking business is generally a highly competitive business. Our total assets have grown over the past four years from approximately $259.0 million at December 31, 2005, to $289.5 million at December 31, 2009. Our business plan calls for minimal growth over the next three years. Our ability to continue to grow depends, in part, upon our ability to successfully attract deposits and identify favorable loan and investment opportunities. In the event that we do not continue to grow, our results of operations could be adversely impacted.
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
     As of June 30, 2009, based on an FDIC analysis done as of June 30 each year, there were fourteen other banks in CNB’s market area. The total Morgan County commercial bank deposits, which include a total of five banking offices, as of June 30, 2009, were in excess of $242.6 million. The total Berkeley County commercial bank deposits, which include a total of thirty one banking offices, as of June 30, 2009, were in excess of $1.0 billion. The total Hancock, Maryland commercial bank deposits, which include three banking offices, as of June 30, 2009, were in excess of $90.1 million. At this same date CNB had a 71.7% share of the Morgan County commercial bank deposits, a 3.4% share of the Berkeley County commercial bank deposits and a 40.8% share of the Hancock, Maryland commercial bank deposits. CNB represents Morgan County’s only locally owned bank, as the other existing commercial banks have their parent-Bank headquarters in Charleston, West Virginia (City National) and Charlotte, North Carolina (BB&T).
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

     CNB’s loan portfolio at December 31, 2009, consists of the following:

Type of Loan	Percentage of Portfolio
Residential Real Estate Loans	66%
Commercial Loans, principally real estate secured	26%
Consumer Loans	8%
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
     To effectively monitor the interest rate risk discussed above, CNB uses a computer model to project the change in net interest income under various changes in interest rates. To provide guidance to management, CNB’s board of directors, through its Asset/Liability/Investment Committee, has established a policy related thereto which includes interest rate risk parameters within which to operate. As of December 31, 2009, CNB’s interest rate risk is within the parameters.
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
     The slowdown in both the local and national markets has caused an increase in delinquencies and loan foreclosures. Management anticipates this trend to continue into 2010.
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
Item 2. PROPERTIES
CNB Financial Services, Inc.
     CNB’s headquarters are located at the main office of CNB Bank, Inc. located at 101 South Washington Street, Berkeley Springs, West Virginia.
CNB Bank, Inc.
     The principal executive office and main banking office is located at 101 South Washington Street, Berkeley Springs, West Virginia. In addition, the bank has owned and operated a full service branch bank located at 1610 Valley Road, Berkeley Springs, West Virginia since 1991. In October 1998, the bank opened a full service branch located at 2646 Hedgesville Road, Martinsburg, West Virginia. In March 2002, the bank opened a full service branch located at 14994 Apple Harvest Drive, Martinsburg, West Virginia. In April 2005, the bank opened an additional full service branch located at 1231 T.J. Jackson Drive, Falling Waters, West Virginia. On June 11, 2004, CNB purchased certain assets and liabilities associated with the Hancock Branch of Fidelity Bank, a subsidiary bank of Mercantile Bankshares Corporation (formerly Home Federal). CNB assumed responsibility for all the deposit services including checking, savings and certificate of deposits. CNB also acquired loans, equipment and leasehold improvements and assumed the lease for the real estate located at 333 East Main Street, Hancock, Maryland. Each of the bank’s locations provides ATM services, in addition to traditional lobby and drive-in services. The main office and branches are owned free and clear of any indebtedness. The bank owns all of the facilities described above with the exception of the Hancock, Maryland branch on which the bank owns improvements situated on leased land. Management believes that the facilities are of sound construction, in good operating condition, are appropriately insured and are adequately equipped for carrying on the business of the Company. The net book value of the bank’s premises and equipment as of December 31, 2009, is $5.6 million.
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
Item 4. (REMOVED AND RESERVED)

Part II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The stock of CNB Financial Services, Inc., and prior to the formation of CNB, the Bank, is not listed on an exchange and is not heavily traded. The trades that have occurred are those that, to management’s knowledge, have been individually arranged. The prices listed below are based upon information available to management through discussions with shareholders, and to management’s knowledge, represent the amount at which its stock was traded during the periods indicated. Prices reflect amounts paid by purchasers of the stock and, therefore, may include commissions or fees. The amounts of such commissions or fees, if any, are not known to management. No attempt was made by management to ascertain the prices for every sale made during these periods.
     Based on information that management is aware of, the majority of shares sold during 2009 and 2008 were at a price that ranged from $45 to $80 per share. Book value per share increased from $51.69 at December 31, 2008, to $57.77 at December 31, 2009.
     On August 23, 2007, the Board of Directors approved a stock repurchase program to repurchase issued shares of common stock of CNB Financial Services, Inc. Management is authorized to repurchase up to 45,804 shares or 10% of the outstanding shares of CNB Financial Services, Inc. common stock at the prevailing fair market value. The stock repurchase program will terminate upon the repurchase of 45,804 shares. Through this program as of December 31, 2009, shareholders’ equity has been reduced by $825,068 through the repurchase of 14,400 shares of CNB Financial Services, Inc. common stock of which 1,800 shares was purchased in the fourth quarter. Below is a listing of the shares repurchased during the fourth quarter of 2009.

	Total Number		Total Number of Shares Purchased	Maximum Number of Shares
	of Shares	Average Price	as Part of Publicly Announced	that may yet be purchased under
Period	Purchased	Paid per Share	Plans or Programs	the Plans or Programs
Beginning balance September 30, 2009			12,600	33,205

October 1, 2009 October 31, 2009	600	$46.60	600	32,605

November 1, 2009 November 30, 2009	1,200	$45.25	1,200	31,405

December 1, 2009 December 31, 2009	—	$—	—	31,405

Total	1,800		14,400

     Dividends which have been declared by the Board of Directors semiannually, decreased from $1.90 per share in 2008 to $1.55 per share in 2009, an 18.4% decrease. The ability of CNB to pay dividends is subject to certain limitations imposed by various banking regulations. See Note 20: Regulatory Matters in the Notes to Consolidated Financial Statements for a more detailed discussion on the limitations. As of February 25, 2010, the number of record holders excluding individual participants in securities positions listings was 663.

The prices listed below represent the high and low market prices for stock trades reported during each quarter.

			Per Share
	High	Low	Dividend
2009
First quarter	$66.00	$47.00
Second quarter	$60.00	$44.50	$0.53
Third quarter	$46.70	$46.70
Fourth quarter	$46.60	$45.25	$1.02

2008
First quarter	$80.00	$65.00
Second quarter	$67.00	$65.50	$0.53
Third quarter	$63.50	$63.50
Fourth quarter	$63.85	$49.40	$1.37
     CNB’s stock is not traded on an established exchange and there are no known market makers, therefore there is no established public trading market for CNB’s stock. The prices listed above are based upon information available to management through discussions with shareholders, and to management’s knowledge, represent the amount at which its stock was traded during the periods indicated. Prices reflect amounts paid by purchasers of the stock and, therefore, may include commissions or fees. The amounts of such commissions or fees, if any, are not known to management. No attempt was made by management to ascertain the prices for every sale made during these periods.

Item 6. SELECTED FINANCIAL DATA
TABLE 1. FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

	2009	2008	2007	2006	2005
		In thousands except for per share data
At Year-End
Total assets	$289,498	$282,257	$290,415	$276,069	$258,953
Securities available for sale	72,273	62,605	66,017	50,873	55,194
Loans and lease, net of unearned income	194,707	200,752	202,669	204,319	180,207
Deposits	252,292	227,895	226,645	233,083	219,288
Shareholders’ equity	25,630	23,218	22,821	20,322	19,008

Significant Ratios
Return on average assets	0.75%	0.96%	0.90%	0.92%	1.00%
Return on average shareholders’ equity	8.88	11.66	11.88	12.46	12.91
Average shareholders’ equity to average assets	8.49	8.21	7.55	7.35	7.76
Net interest margin	3.71	3.92	3.53	3.77	4.12

Summary of Operations
Interest income	$15,642	$16,995	$17,201	$15,989	$13,420
Interest expense	5,412	6,307	7,725	6,269	3,850
Net interest income	10,230	10,688	9,476	9,720	9,570
Provision for loan losses	1,853	940	169	275	352
Net interest income after provision for loan losses	8,377	9,748	9,307	9,445	9,218
Non-interest income	2,172	2,241	2,400	1,968	2,007
Non-interest expense	7,834	7,967	8,012	7,760	7,541
Income before income taxes and discontinued operations	2,715	4,022	3,695	3,653	3,684
Discontinued operations	—	—	—	124	—
Income tax expense	565	1,307	1,191	1,308	1,238
Net income	2,150	2,715	2,504	2,469	2,446

Per Share Data
Net income	$4.82	$6.01	$5.48	$5.39	$5.34
Cash dividends	1.55	1.90	1.69	1.54	1.44
Net book value	57.77	51.69	50.16	44.37	41.50

TABLE 2. SELECTED QUARTERLY FINANCIAL DATA

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	In thousands
Interest income	$3,977	$3,894	$3,900	$3,871
Interest expense	1,346	1,343	1,354	1,369

Net interest income	2,631	2,551	2,546	2,502

Provision for loan losses	390	375	400	688
Noninterest income	570	551	543	508
Noninterest expense	1,910	2,013	1,881	2,030

Income before income taxes	901	714	808	292

Provision for income taxes	269	201	194	(99)

Net income	$632	$513	$614	$391

Basic earnings per share	$1.41	$1.15	$1.38	$0.88

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	In thousands
Interest income	$4,351	$4,178	$4,218	$4,248
Interest expense	1,793	1,572	1,531	1,411

Net interest income	2,558	2,606	2,687	2,837

Provision for loan losses	105	120	160	556
Noninterest income	581	589	589	482
Noninterest expense	1,869	1,926	1,991	2,180

Income before income taxes	1,165	1,149	1,125	583

Provision for income taxes	386	379	372	170

Net income	$779	$770	$753	$413

Basic earnings per share	$1.71	$1.70	$1.67	$0.93

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB, for the full fiscal years ended December 31, 2009 and 2008. This discussion and analysis should be read in conjunction with the audited, consolidated financial statements and accompanying notes. This discussion includes forward-looking statements based upon management’s expectations; actual results may differ. Amounts and percentages used in this discussion have been rounded. All average balances are based on monthly averages.
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
EARNINGS SUMMARY
     CNB had net income totaling $2.1 million or $4.82 per share, $2.7 million or $6.01 per share and $2.5 million or $5.48 per share for fiscal years 2009, 2008 and 2007, respectively. Annualized return on average assets and average equity were .8% and 8.9%, respectively, for 2009 compared to 1.0% and 11.7% for 2008 and .9% and 11.9% for 2007.
     Net income for the year 2010 is expected to be impacted by the continued slowing in the bank’s loan demand along with the possibility of additional writedowns on existing and potential foreclosed properties and loans. The Bank is anticipating an expense of approximately $1.4 million to the provision for loan losses during 2010 due to continued increase in past due loans, loans with weaknesses, impaired loans and foreclosed properties. Another factor affecting the 2010 net income is the increased expense of FDIC insurance which is expected to exceed $491,000 compared to $382,000 in 2009. The Federal Reserve amended Regulation E to required financial institutions to obtain a specific opt-in consent from customers in order for the institution to be able to pay into overdraft and charge an overdraft fee whenever a customer’s ATM transactions and one-time debit card transactions, such as point-of-sale transactions, cause an account to go into overdraft. This amendment will have an impact on the bank’s overdraft fee income in 2010.
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
     Net interest income in 2009 decreased by $458,000 or 4.3% over 2008. Interest income in 2009 decreased by $1.4 million or 8.0% compared to 2008, while interest expense decreased by $896,000 or 14.2% during 2009 as compared to 2008. Interest income decreased during 2009 compared to 2008 as a result of a decrease in the average balance of loans and taxable securities offset by an increase in the average balances of tax exempt investment securities, certificates of deposit and federal funds sold. Average rates earned on interest earning assets also decreased during 2009 compared to 2008. Interest expense decreased during 2009 compared to 2008 as a result of a decrease in the average balance of borrowings offset by an increase in the average balance of savings, NOW accounts and time deposit accounts. A decrease in the average rates paid on all interest bearing liability accounts also contributed to the decrease in interest expense for 2009.

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
     During 2009, the bank used funds generated from deposit growth to fund the purchase of investment securities and decrease borrowings. During 2008, the bank used funds generated from FHLB borrowings and time deposit account growth to fund the purchase of investment securities and loan commitments.
     The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities. Net interest margin decreased from 2008 to 2009. See Table 3 — Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential.

TABLE 3. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

`	DECEMBER 31, 2009			DECEMBER 31, 2008			DECEMBER 31, 2007
	YTD	YTD	YIELD/	YTD	YTD	YIELD/	YTD	YTD	YIELD/
	AVERAGE			AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE
	In thousands
Interest earning assets:
Federal funds sold	$2,428	$7	0.16%	$—	$—	—%	$701	$37	4.97%
Certificates of deposit	2,578	18	0.70	—	—	—	—	—	—
Securities:
Taxable	43,666	2,084	4.77	49,888	2,514	5.04	45,820	2,192	4.78
Tax-exempt (1)	20,788	687	5.01	14,776	510	5.23	11,100	386	5.27
Loans (net of unearned interest) (2) (4) (5)	200,177	12,618	6.30	202,803	13,757	6.78	204,045	14,356	7.04

Total interest earning assets (1)	$269,637	$15,414	5.72%	$267,467	$16,781	6.27%	$261,666	$16,971	6.49%

Nonearning assets:
Cash and due from banks	$6,470			$6,590			$7,573
Bank premises and equipment, net	5,712			5,970			6,249
Other assets	6,694			5,704			5,688
Allowance for loan losses	(3,181)			(2,292)			(2,171)

Total assets	$285,332			$283,439			$279,005

Interest bearing liabilities:
Savings deposits	$24,750	$29	0.12%	$23,540	$69	0.29%	$25,335	$119	0.47%
Time deposits	140,905	4,945	3.51	125,689	5,148	4.10	122,639	5,632	4.59
NOW accounts	22,399	108	0.48	22,348	202	0.90	31,534	772	2.45
Money market accounts	12,726	24	0.19	12,801	120	0.94	13,252	287	2.17
Borrowings	12,669	306	2.42	30,538	768	2.51	18,173	915	5.03

Total interest bearing liabilities	$213,449	$5,412	2.54%	$214,916	$6,307	2.93%	$210,933	$7,725	3.66%

Noninterest bearing liabilities:
Demand deposits	$42,102			$41,209			$42,575
Other liabilities	5,568			4,039			4,424
Shareholders’ equity	24,213			23,275			21,073

Total liabilities and shareholders’ equity	$285,332			$283,439			$279,005

Net interest income (1)		$10,002			$10,474			$9,246

Net interest spread (3)			3.18%			3.34%			2.83%

Net interest income to average interest earning assets (1)			3.71%			3.92%			3.53%

(1)	Yields are expressed on a tax equivalent basis using a 34% tax rate.

(2)	For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.

(3)	Net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Interest income on loans excludes fees of $227,805 in 2009, $214,622 in 2008 and $229,997 in 2007.

(5)	Interest income on loans includes fees of $85,075 in 2009, $77,546 in 2008 and $86,770 in 2007 from the Business Manager Program, student loans and lease receivables.

     Table 4 sets forth a summary of the changes in interest earned and interest expense detailing the amounts attributable to (i) changes in volume (change in average volume times the prior year’s average rate), and (ii) changes in rate (change in the average rate times the prior year’s average volume). The changes in rate/volume (change in the average volume times the change in the average rate), had been allocated to the changes in volume and changes in rate in proportion to the relationship of the absolute dollar amounts of the change in each. During 2009, net interest income decreased $922,000 due to changes in volume and increased $450,000 due to changes in interest rates. Also, net interest income was affected by a $13,000 increase in loan fees. In 2008, net interest income increased $841,000 due to changes in volume and increased $387,000 due to changes in interest rates. Also, net interest income was affected by a $15,000 decrease in loan fees.
TABLE 4. VOLUME AND RATE ANALYSIS OF CHANGES IN INTEREST INCOME

(Taxable equivalent basis)	2009 over 2008			2008 over 2007
	Change due to		Total	Change due to		Total
	Volume	Rate	Change	Volume	Rate	Change
	In thousands
Interest earned on:
Federal funds sold	$7	$—	$7	$(23)	$(14)	$(37)
Certificates of deposit	18	—	18	—	—	—
Taxable securities	(300)	(130)	(430)	201	121	322
Tax-exempt securities	198	(21)	177	128	(4)	124
Loans	(176)	(963)	(1,139)	(80)	(519)	(599)

Total interest earned	$(253)	$(1,114)	$(1,367)	$226	$(416)	$(190)

Interest expense on:
Savings deposits	$3	$(43)	$(40)	$(8)	$(42)	$(50)
Time deposits	1,101	(1,304)	(203)	141	(625)	(484)
NOW accounts	—	(94)	(94)	(179)	(391)	(570)
Money market accounts	(1)	(95)	(96)	(8)	(159)	(167)
Other borrowing	(434)	(28)	(462)	(561)	414	(147)

Total interest expense	$669	$(1,564)	$(895)	$(615)	$(803)	$(1,418)

Net interest income	$(922)	$450	$(472)	$841	$387	$1,228

     Another method of analyzing the change in net interest income is to examine the changes between interest rate spread and the net interest margin on earning assets. The interest rate spread as shown in Table 5 is the difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. The net interest margin takes into account the benefit derived from assets funded by interest free sources such as non-interest bearing demand deposits and capital.

TABLE 5. INTEREST RATE SPREAD AND NET INTEREST MARGIN ON EARNING ASSETS

(Taxable equivalent basis)	2009		2008		2007
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
	In thousands
Earning assets	$269,637	5.72%	$267,467	6.27%	$261,666	6.49%

Interest bearing liabilities	$213,449	2.54%	$214,916	2.93%	$210,933	3.66%

Interest rate spread		3.18%		3.34%		2.83%
Interest free sources used to fund earning assets(1)	56,188	0.53%	52,551	0.58%	50,733	0.70%

Total sources of funds	$269,637		$267,467		$261,666

Net interest margin		3.71%		3.92%		3.53%

(1)	Non-interest bearing liabilities and shareholders’ equity less non-interest earning assets.
     The following discussion analyzes changes in the bank’s spreads and margins in terms of basis points. A basis point is a unit of measure for interest rates equal to .01%. One hundred basis points equals 1%.
     Interest rate spread decreased 16 basis points in 2009 and the net interest margin decreased 21 basis points. The interest rate spread was negatively impacted by a 55 basis point decrease in earning asset yields offset by a 39 basis point decrease in interest bearing liability costs. Interest rate spread increased 51 basis points in 2008 and the net interest margin increased 39 basis points. The interest rate spread was positively impacted by a 73 basis point decrease in interest bearing liability costs offset by a 22 basis point decrease in earning asset yields.
     After dropping 400 basis points during 2008, the prime rate was unchanged for 2009. In 2009, loan yields decreased 48 basis points compared to a decrease of 26 basis points in 2008. Although the prime rate was unchanged during 2009, the effect of the 400 basis point changes during 2008 had a full year impact on yields during 2009. During the first quarter 2008 alone, the prime rate dropped 200 basis points. During the remainder of 2008, the pace of the declines in the prime rate slowed. Although, the prime rate moved by 400 basis points in 2008, the loan yields only decreased 26 basis points as compared to an increase of 26 basis points in 2007. The impact of the decrease of the prime rate was lessened due to the fact that 40.8% of the bank’s commercial real estate and real estate portfolio are fixed rates which the fluctuations in the prime rate do not affect. Interest rates on deposit accounts and other liabilities are tied to the shorter term rates such as the prime and federal funds rate. In 2009, liability costs decreased by 39 basis points primarily due to a decrease in the cost of funds on all deposit accounts offset by a slowing in the decrease in the cost of borrowing funds from FHLB. In 2008, liability costs decreased by 73 basis points primarily due to a decrease in the cost of funds on all deposit accounts along with a larger decrease in the cost of borrowing funds from FHLB.
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

NONINTEREST INCOME
     Noninterest income decreased $70,000 or 3.1% during 2009 over 2008. The decrease in 2009 was partially a result of decreases in overdraft account fees and trust fee income. The decrease in fees related to overdrafts is a result of the Bank’s customer base being much more aware of the status of their deposit accounts and proactive in keeping these accounts in a satisfactory condition. Trust fees decreased, although, the level of trust assets being managed during 2009 increased $4.4 million from the December 31, 2008 level of $32.7 million, the average assets under management decreased to $34.6 million, a decrease of $3.3 million or 8.8% from the average of $38.0 million in 2008. This decrease in average trust assets is due to market value decline. The decrease in trust fees over the decrease in trust assets in 2009 is due to additional assets being added to several large advisory accounts which have lower marginal rates.
     In January 2007, the bank began selling all fixed rate residential mortgage loans to secondary market investors. During 2009, 2008 and 2007, CNB originated and sold $7.8 million, $4.3 million and $5.4 million, respectively of loans to secondary market investors. Although, the volume of loans sold increased from 2008 to 2009, the yield spread premium the bank earned on these sold loans continued to shrink due to the competitiveness in the marketplace which resulted in a decrease in the gain on sales of loans of $16,000. Comparing 2008 to 2007, both the volume of loans sold decreased from $5.4 million to $4.3 million along with the yield spread premium earned on these loans resulting in a decrease of $35,000 in gain on sales of loans.
     Other factors contributing to the decrease in noninterest income for 2009 was smaller gains recorded on the sales and calls of investment securities, an increase in the losses recorded on the sales or writedowns of other real estate owned and repossessed assets. The reason for the smaller gains on the sales and calls of investment securities was due to in 2008 the bank recognizing $64,000 gains on called securities which compares to the loss of $3,000 in 2009. The bank was able to sell $3.8 million in investment securities in 2009 compared to $2.8 million in 2008.
     The bank recorded a loss of $149,000 on the sale of other real estate owned or the writedown of other real estate owned. These writedowns were necessary due to the inability of the bank to sell these properties in the current housing market. Losses of $12,000 were recorded in 2009 on the sale or the writedown of repossessed assets.
     Offsetting these decreases were increases in debit card fee income, miscellaneous income and smaller losses on the disposal of equipment and software along with a fee increase effective November 1, 2009. The increase in debit card fee income for 2009 and 2008 have a direct correlation to the increased deposit base of the bank and the increased usage of debit cards by our customer base.
     Miscellaneous income increased due to the death of one of the bank’s Board of Directors in February 2009 and the bank was the named beneficiary of a life insurance policy on the director. The bank received $194,184 in a death benefit, $135,326 of which has been recorded in assets as cash surrender value. The difference of $58,858 is reflected in other operating income.
     During the fourth quarter 2008, the bank disposed of equipment and software due to the bank’s outsourcing conversion in December 2008. The bank recorded a loss of $49,000 on the disposal of this equipment and software. During the fourth quarter 2009, the bank disposed of equipment due to the outsourcing of the bank’s statement rendering process. The bank recorded a loss of $7,600 on the disposal of this equipment.
     The slight increase in the income from the title company is due to the final distribution in the fourth quarter 2009 of $1,169. On August 31, 2009, Morgan County Title Insurance Agency, LLC was dissolved which CNB had a 33% ownership in the limited liability company.
     Noninterest income decreased $159,000 or 6.6% during 2008 over 2007. The decrease in 2008 was a result of decreases in trust fees, gain on sale of stock, gain on sales of loans and income from the title company offset by increases in debit card fees and gain on sales and calls of securities.
     The decrease in trust fees is due to the fact that assets under management have decreased from $42.6 million at December 31, 2007 to $32.7 million at December 31, 2008. This 23.2% decrease is primarily due to market value decline. Although trust fees declined during 2008, there was a reallocation of trust assets during 2008 into accounts earning higher management fees which helped to offset the 23.2% decrease due to the market value decline causing trust fee income to only decrease by 4.6%.
     The decrease in the gain on sale of stock in 2008 was due to the bank’s $59,000 realized gain in the second quarter of 2007 on 1,644 shares of stock the bank received in 2000 from the demutualization of an insurance company. The bank was unaware of these shares, but immediately upon knowledge of the existence of the stock, the bank took possession of the stock and sold it.

     The decrease in the income from the title company in 2008 is a direct result of the slowing in the loan demand in our market area and the overall decline in the economic conditions.
     Other factors contributing to the decrease in non interest income for 2008 was the loss of $86,000 on other-than- temporary impairment of securities. At December 31, 2008, management analyzed the portfolio noting two collateralized mortgage obligations to be performing very poorly and the loans within the portfolio have increased delinquencies and foreclosures. Therefore, management recorded an other than temporarily impaired loss on these two collateralized mortgage obligations of $86,468, a 9.8% reduction in the book value. The bank also recorded a loss of $69,000 on the sale of other real estate owned or the writedown of other real estate owned. This writedown was necessary due to the continued decline in the economic conditions in the bank’s local housing market and the inability of the bank to sell these properties in a timely fashion.
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
NONINTEREST EXPENSES
     Noninterest expenses decreased $133,000 or 1.7% during 2009 over the prior comparable period. Salaries decreased by $169,000 due to a concerted effort, beginning in the first quarter of 2009 and continuing throughout the year, on the part of bank management to control expenses by eliminating extra hours worked and to utilize employee’s time more efficiently. Also contributing to the decrease was the employment of four less full time equivalent employees from the same time period last year. These decreases were offset by lower merit increases.
     The decrease in employee benefits expense is due primarily to a decrease in the post retirement expense due to a change in assumptions along with decreases in most all other employee benefit accounts due to a reduction in employee hours or the controlling of expenses by management.
     Occupancy expense decreased $12,000 from 2008 to 2009 as a result of the negotiation of several vendor contracts to decrease the cost of their services offset by increased cost of real property taxes and bank operating supplies. During 2009, the bank installed new fluorescent light fixtures at all six bank locations which the cost of the new light bulbs was charged to bank operating supplies.
     Furniture and equipment expense showed a decrease for 2009 compared to 2008 of $203,000. This decrease is due to a decrease in furniture and equipment maintenance expense, equipment expense and depreciation expense for computer hardware and furniture and equipment. The decreased maintenance expense is due to the number and amount of maintenance contracts declined due to the outsourcing of the Bank’s technology in December 2008. These expenses have shifted to data processing fees and are included in other operating expenses on the statement of income.
     Equipment expense decreased due to in the fourth quarter 2008 approximately $51,000 in expenses were recorded which related to the outsourcing conversion of the bank’s computer system. Depreciation expense decreased due to equipment becoming fully depreciated during this time period along with the computer hardware which was written off in 2008 as it was no longer in service after the outsourcing of the Bank’s technology in December 2008.
     The increase in other operating expenses of $381,000 was due to increases in data processing expense, FDIC assessment fees, 75th anniversary expenses and other loan expense. These increases were offset by decreases to marketing expense, stationery, supplies and printing, debit card expense, audit and accounting expense and employee training expense. Data processing expense increased due to the expenses related to the monthly outsourcing charges of the bank’s data processing system began in the second quarter of 2009. The FDIC assessment fee increased due to the increase in the quarterly assessment rate along with the 5 basis point special one time assessment for every $100 of deposits the bank holds. The one time special assessment of $130,188 was paid on September 30, 2009. The bank celebrated its 75th anniversary on June 19, 2009. The celebrations began in April 2009 at each of the bank’s branch locations and finished with a large picnic celebration in the local state park for customers and local businesses. Other loan expense increased due to the costs associated with acquiring and maintaining the foreclosed properties the bank owns.
     During 2009, the bank was in a cost cutting mode and attempted to reduce all non essential expenses to a minimum. This cost cutting mode is reflective in the decreased marketing expense and employee training expense. Stationery, supplies and printing decreased due to in late 2008, the bank began the purchase of paper supplies for the 75th anniversary celebration of the bank during 2009.

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
     These decreases in 2008 were offset by increases to stationary, supplies and printing, telephone, ATM expense, debit card expense, director’s fees, FDIC assessment expense, legal fees and other miscellaneous operating expenses. The increase in stationary, supplies and printing is due to the fourth quarter 2008 the bank began the purchase of paper supplies to begin the 75th anniversary celebration of the bank during 2009. ATM and debit card expenses increased due to the monthly fees for ATM and debit card fees continue to increase due to increased costs and volume of usage. Committee meeting fees for the Board of Directors increased in April 2008. The FDIC assessment fee increased because the bank’s one time assessment credit was completely exhausted in the second quarter of 2008 causing the assessment to increase from $27,000 in 2007 to $84,000 in 2008. Legal fees increased due to the increased number of foreclosures and bankruptcies that the bank experienced in 2008 along with the increased number of civil actions the bank initiated in 2008. The increase in other miscellaneous operating expenses was caused by the expense of $14,261 associated with the reimbursement of five commercial customers who participated in the bank’s money market mutual fund sweep product. This product was offered in 2005 due to demand from commercial depositors to earn interest on their business checking accounts. On September 17, 2008, the bank was notified by The Reserve, the company managing these money market mutual funds, that the net asset value of these funds would be 97%. The bank has committed to cover up to 3% should the final liquidation result in a 97% payment.
     The Company performs an annual test of impairment of acquired customer lists. The annual test for impairment resulted in no loss for the years ended December 31, 2009, 2008 or 2007.

INCOME TAXES
     Provision for income tax totaled $565,000 in 2009, $1.3 million in 2008 and $1.2 million in 2007. The effective tax rate was 20.8% in 2009 compared to 32.5% and 32.2% in 2008 and 2007, respectively. The 2009 reduction in the effective tax rate is due in part to a significant increase in tax exempt interest income, tax exempt life insurance proceeds and an adjustment to deferred tax liability related to the bank changing its estimate of the likelihood of the taxability for the cash surrender value life insurance related to the deferred compensation plan. The bank’s income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities and loans, and non-deductible expenses, such as life insurance premiums. See Note 14: Income Taxes in the Notes to Consolidated Financial Statements for a comprehensive analysis of income tax expense.
FINANCIAL CONDITION
     Table 6 examines CNB Bank, Inc.’s financial condition in terms of its sources and uses of funds. Average funding sources and uses increased $2.2 million or .8% in 2009 compared with an increase of $5.8 million or 2.2% in 2008.
TABLE 6. SOURCES AND USES OF FUNDS

	2009			2008			2007
	Average	Increase (Decrease)		Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance	Amount	%	Balance
				In thousands
Funding uses:
Federal funds sold	$2,428	$2,428	100.0%	$—	$(701)	(100.0)%	$701
Certificates of deposit	2,578	2,578	100.0	—	—	—	—
Securities available for sale	64,454	(210)	(0.3)	64,664	7,744	13.6	56,920
Loans	200,177	(2,626)	(1.3)	202,803	(1,242)	(0.6)	204,045

Total uses	$269,637	$2,170	0.8%	$267,467	$5,801	2.2%	$261,666

Funding sources:
Interest-bearing demand deposits	$35,125	$(24)	(0.1)%	$35,149	$(9,637)	(21.5)%	$44,786
Savings deposits	24,750	1,210	5.1	23,540	(1,795)	(7.1)	25,335
Time deposits	140,905	15,216	12.1	125,689	3,050	2.5	122,639
Short-term borrowings	12,669	(17,869)	(58.5)	30,538	12,365	68.0	18,173
Noninterest bearing funds, net(1)	56,188	3,637	6.9	52,551	1,818	3.6	50,733

Total sources	$269,637	$2,170	0.8%	$267,467	$5,801	2.2%	$261,666

(1)	Noninterest bearing liabilities and shareholders’ equity less noninterest earning assets.
     Total assets increased $7.2 million or 2.6% to $289.5 million from December 31, 2008, to December 31, 2009, due primarily to a $9.7 million increase in investment securities, a $2.0 million increase in certificates of deposit investments, a $1.7 million increase in other assets offset by a $6.0 million decrease in loans.
     Total liabilities increased $4.8 million or 1.9% to $263.9 million from December 31, 2008, to December 31, 2009, due primarily to an increase in deposits of $24.4 million offset by a decrease in FHLB borrowings of $19.0 million and a decrease in accrued expenses and other liabilities of $568,000. Shareholders’ equity increased $2.4 million to $25.6 million at December 31, 2009, primarily due to net income of $2.1 million, a $1.2 million increase in accumulated other comprehensive income offset by cash dividends of $689,000 and stock repurchases of $255,000.
     The components of accumulated other comprehensive income at December 31, 2009, were unrealized gains and losses on available for sale securities, net of deferred income taxes and unrecognized pension costs, net of deferred income taxes. The increase in accumulated other comprehensive income was due to the decrease in unrecognized pension costs and an increase in the unrealized market value appreciation of the available for sale investment security portfolio. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results, however, unless the securities are actually sold. In 2006, CNB implemented guidance now codified as ASC Topic 715, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” in which the unfunded liability resulting from the projected benefit obligation exceeding the fair value of the plan assets is recorded as a liability and any unrecognized pension costs are recorded net of tax in accumulated other comprehensive income. See Note 11: Pension Plan in the Notes to Consolidated Financial Statements for further details.
LOAN PORTFOLIO
     At December 31, 2009, total loans decreased $6.0 million or 3.0% to $194.7 million from $200.8 million at December 31, 2008. Although each category of loans except commercial real estate loans and consumer loans experienced decreases, the loan mix was unchanged from December 31, 2008. Commercial real estate loans have shown an increase of $3.4 million which is in part attributable to several large loans to builders for presold entry level homes. The buyers of these homes have been pre-approved by area banks and qualify for the $8,000 government tax credit. Another factor was the consolidation of debt from other banks to CNB by a large land developer of $1.5 million and a commercial business customer consolidating debt of $925,000. Consumer loans have shown a slight increase of $18,000. Beginning in January 2007, the bank began selling all fixed rate residential mortgage loans to secondary market investors. During 2009, CNB originated and sold $7.8 million of loans to secondary market investors. The bank continues to experience a slowdown in the residential loan demand due to the slowdown in the housing market along with tightened secondary market and private mortgage company guidelines. Although the bank’s lending officers continue to be proactive in their marketing effort in the bank’s lending area, the uncertainty of the current financial position of prospective bank customers caused a lag in officer calls during a portion of 2009. The bank’s lending area has seen a shift in the market price on real property from price appreciation in 2006 to a declining market in 2008 and 2009. The bank’s management believes the slowdown in the housing market and the lower loan demand will continue through the first half of 2010. The loan to deposit ratio was 77.2% at December 31, 2009 and 88.1% at December 31, 2008. The ratio of net charge-offs to average loans outstanding was .4% in 2009 and .2% in 2008.
     Table 7 sets forth the amount of loans outstanding (net of unearned income) as of the dates shown:
TABLE 7. LOANS AND LEASES OUTSTANDING

	December 31,
	2009	2008	2007	2006	2005
			In thousands
Real estate	$129,509	$137,770	$143,012	$143,767	$125,723
Commercial real estate	43,972	40,614	37,588	36,967	29,492
Consumer	16,684	16,666	15,544	15,934	16,802
Commercial	7,277	7,931	8,179	9,172	9,314
Overdrafts	203	92	104	163	356

	$197,645	$203,073	$204,427	$206,003	$181,687

Leases	585	105	113	124	145

	$198,230	$203,178	$204,540	$206,127	$181,832

Net deferred loan fees, premiums and discounts	380	325	273	324	397
Allowance for loan losses	(3,903)	(2,751)	(2,144)	(2,132)	(2,022)

	$194,707	$200,752	$202,669	$204,319	$180,207

     The commercial real estate loan portfolio showed an increase in outstanding loans of $3.4 million from $40.6 million at December 31, 2008 to $44.0 million at December 31, 2009. The commercial real estate loan portfolio is approximately 22% of the total loan portfolio at December 31, 2009 and 20% of the total loan portfolio at December 31, 2008. The bank’s activity in the Berkeley County market continues to expand with the three branch locations located in that area. The bank’s loan activity also increased in the Maryland market after acquiring the Hancock, Maryland branch in June 2004. In addition, the bank’s loan growth has benefited from several large commercial real estate loans closing in 2009. Management believes additional growth in the real estate and commercial real estate area are possible in 2010 through the extension of the $8,000 government tax credit for qualified home buyers and the recent passage of a local school bond by taxpayers along with $31 million in government stimulus funds being made available to fund public and private projects, management’s projections for commercial real estate activity for 2010 are positive for the Eastern Panhandle of West Virginia.
     Real estate mortgage loans comprised mainly of one to four family residences continued to be the bank’s dominant loan category. Mortgage lending comprises approximately 66% of the total loan portfolio at December 31, 2009, and 68% of the total loan portfolio at December 31, 2008, totaling $129.5 million at December 31, 2009, and $137.8 million at December 31, 2008. With real estate values down, very few home owners were able to refinance their current mortgage to increase their mortgage. The local economy saw very few home sales in 2009. Customers were mainly refinancing their homes into fixed rate loans. CNB originated $8.6 million in fixed rate loans during 2009 of which $1.3 million was a runoff of existing loans in our portfolio which the customer refinanced into a fixed rate loan. Another factor in the decrease in the real estate portfolio is the fact that approximately $1.7 million in mortgage loans became foreclosed properties of the bank.
     Although the net decrease in real estate mortgage loans totaled $8.3 million, actual real estate mortgage loan originations were higher as the bank sold all fixed rate mortgage loans originated in 2009 to secondary market investors. During 2009, CNB sold $7.8 million of fixed rate loans to secondary market investors. The bank’s increased presence in Berkeley County, West Virginia, and Washington County, Maryland continues to generate additional activity in the real estate mortgage loan arena.
     The consumer loan portfolio showed a slight increase of $18,000. 2009 was a very slow year for automobile lending whether it was direct or indirect lending. The bank’s primary consumer loan market area is Morgan and Berkeley Counties, West Virginia and Washington County, Maryland which are all considered to be conservative spending areas.

     Table 8 summarizes the approximate contractual maturity and sensitivity of certain loan types to changes in interest rates as of December 31, 2009:
TABLE 8. CONTRACTUAL MATURITY AND SENSITIVITY

	December 31, 2009
	One year	One through	Over
	or less	Five years	Five years	Total
		In thousands
Commercial, financial and agricultural:
Floating rate	$28,383	$14,910	$—	$43,293
Fixed rate	1,989	4,040	1,927	7,956

Total	$30,372	$18,950	$1,927	$51,249

Real estate — mortgage:
Floating rate	$11,046	$60,946	$402	$72,394
Fixed rate	923	4,728	49,845	55,496

Total	$11,969	$65,674	$50,247	$127,890

Real estate — construction:
Floating rate	$1,547	$—	$—	$1,547
Fixed rate	72	—	—	72

Total	$1,619	$—	$—	$1,619

Consumer:
Floating rate	$206	$115	$—	$321
Fixed rate	1,050	9,992	5,524	16,566

Total	$1,256	$10,107	$5,524	$16,887

Lease financing:
Floating rate	$—	$—	$—	$—
Fixed rate	—	488	97	585

Total	$—	$488	$97	$585

     The bank still offers both variable rate loans and fixed rate mortgage products. Demand for variable rate loan products significantly dropped in 2008 and continued to be weak in 2009 due to the secondary market fixed rates being at historic lows. Given the current economic climate, the bank’s customers want the security of a fixed rate loan product even though these products are sold to secondary market investors. As of December 31, 2009, 59.0% of the bank’s mortgage loans were adjustable rate loans and 41.0% were fixed rate loans. Compared to December 31, 2008, 59.2% of the bank’s mortgage loans were adjustable rate loans and 40.8% were fixed rate loans. Currently, the bank has approximately $2.2 million in fixed rate loans in the portfolio which were originated under terms that would allow them to be sold on the secondary market although there is no intent to sell these loans. Included in this $2.2 million in fixed rate loans in the bank’s portfolio are $808,000 of loans intended to be sold in 2009 to a specific secondary market investor who ceased operations prior to the settlement of the transactions. CNB retained these loans in their portfolio instead of selling them to another secondary market investor.

NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES
     Nonperforming loans consist of loans in nonaccrual status and loans which are past due 90 days or more and still accruing interest. Bank policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. As of December 31, 2009 and 2008, nonaccrual loans approximated .79% and .75% of total loans (net), respectively. At December 31, 2009, there are eleven loans considered to be impaired with a balance of $904,000 (net of government agency guarantees) and a specific allowance of $200,000. At December 31, 2008, there were ten loans considered to be impaired with a balance of $1.2 million (net of government agency guarantees) and a specific allowance of $286,000. As of December 31, 2009, management is aware of forty one borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $6.2 million. A specific allowance of $956,000 has been established for these loans as part of the allowance for loan losses. The loans are collateralized primarily by real estate and management anticipates that any additional potential loss would be minimal.
     Table 9 sets forth the amounts of nonperforming assets as of the dates indicated:
TABLE 9. NONPERFORMING ASSETS

	December 31
	2009	2008	2007	2006	2005
			In thousands
Foreclosed real estate (other real estate owned)	$387	$253	$151	$—	$—
Impaired loans, not on nonaccrual	827	131	848	—	—
Nonaccrual loans, impaired (1)	109	1,096	562	—	—
Nonaccrual loans, not impaired	1,456	403	552	402	790
Loans past due 90 days or more still accruing interest	—	—	—	5	—

Total non-performing assets	$2,779	$1,883	$2,113	$407	$790

(1)	Some of these loans have government agency guarantees reducing the bank’s exposure by $31,379 for December 31, 2009 and $57,611 for December 31, 2008.
     The allowance for loan losses is the best estimate by management of the probable losses which have been incurred as of the respective balance sheet date. Management makes a determination quarterly by analyzing overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers and other factors. The bank’s methodology for determining the allowance for loan losses establishes both an allocated and an unallocated component. The allocated portion of the allowance represents the results of analyses of individual loans that are being monitored for potential credit problems and pools of loans within the portfolio. The allocated portion of the allowance for loans is based principally on current loan risk ratings, historical loan loss rates adjusted to reflect current conditions, as well as analyses of other factors that may have affected the collectibility of loans in the portfolio. The bank analyzes all commercial loans that are being monitored as potential credit problems to determine whether such loans are impaired, with impairment measured by reference to the borrowers’ collateral values and cash flows. The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. At December 31, 2009 and 2008, the allowance for loan losses totaled $3.9 million and $2.8 million, respectively. The allowance for loan losses as a percentage of loans was 2.0% and 1.4% as of December 31, 2009 and 2008, respectively. The provision for loan losses exceeded net charge-offs by $1.2 million and $607,000 in 2009 and 2008, respectively.

     Table 10 shows a summary of the Company’s loan loss experience:
TABLE 10. ALLOWANCE FOR LOAN LOSSES

	2009	2008	2007	2006	2005
	In thousands
Loans outstanding at end of year	$198,230	$203,178	$204,540	$206,127	$181,832

Daily average balance of loans and leases	$200,177	$202,803	$204,045	$194,712	$170,158

Balance of allowance for loan losses at beginning of year	$2,751	$2,144	$2,132	$2,022	$1,807

Loans charged off:
Commercial, financial and agricultural	$4	$48	$—	$20	$—
Real estate — mortgage	508	178	20	—	—
Consumer	305	296	320	298	306

Total loans charged off	$817	$522	$340	$318	$306

Recoveries:
Commercial, financial and agricultural	$1	$21	$5	$—	$2
Consumer	89	166	178	152	167
Real estate — mortgage	26	2	—	—	—

Total recoveries	$116	$189	$183	$152	$169

Net charge-offs	$701	$333	$157	$166	$137

Provision charged to expense	$1,853	$940	$169	$276	$352

Balance, end of year	$3,903	$2,751	$2,144	$2,132	$2,022

Selected Asset Quality Ratios:
Net charge-offs to average loans	0.35%	0.16%	0.08%	0.09%	0.08%
Allowance for loan losses to loans outstanding at end of year	1.97%	1.35%	1.05%	1.03%	1.11%
Non-performing assets (1) to total assets	0.96%	0.67%	0.73%	0.15%	0.31%
Non-accrual loans to total loans	0.79%	0.75%	0.54%	0.20%	0.43%

(1)	Includes accruing loans past due 90 days or more, impaired loans and other real estate owned

Table 11 summarizes the allocation of the allowance for loan losses by loan type:
TABLE 11. HISTORICAL ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category
	In thousands
Commercial, financial and agriculture	$1,428	26%	$1,178	22%	$886	22%	$1,231	22%	$1,056	21%
Real estate- construction and mortgages	1,613	66	543	69	479	69	508	70	528	69
Consumer, leasing and other	483	8	415	8	244	8	225	8	303	10
Impaired loans	235	0	383	1	255	1	—	—	—	—
Unallocated	144	N/A	232	N/A	280	N/A	168	N/A	135	N/A

Total	$3,903	100%	$2,751	100%	$2,144	100%	$2,132	100%	$2,022	100%

     The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. In 2009, 2008 and 2007, the provision totaled $1.9 million, $940,000 and $169,000, respectively. Loan quality remains good even though, past due, nonaccrual loans and foreclosed properties have increased. Also, net charge offs as a percentage of average loans increased from .2% in 2008 to .4% in 2009. During 2009, the bank experienced ten loans sent to foreclosure sale of which the bank had to purchase eight of them. During 2008, the bank experienced eight loans sent to foreclosure sale of which the bank had to purchase seven of them. The bank’s lending area also continues to show signs of a slowdown in the housing market. For the reasons stated above management significantly increased the provision for loan losses in 2009. Management anticipates this trend continuing into 2010. Therefore, management plans to maintain the same provision for loan losses into the first quarter of 2010. In addition, federal and state regulators may require additional reserves as a result of their examination of the bank. The allowance for loan losses reflects what management currently believes is an adequate level of allowance, although there can be no assurance that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.
SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD
     The bank’s securities portfolio consists of available for sale securities, restricted investments and certificates of deposit investments. Classifying the securities portfolio as available for sale provides management with increased ability to manage the balance sheet structure and address asset/liability management issues when needed. The fair value of the investment portfolio has increased $11.7 million to $76.6 million at December 31, 2009 from December 31, 2008.
     The composition of the portfolio continues to reflect the bank’s conservative philosophy which places greater importance on safety and liquidity than on yield. At December 31, 2009, approximately 11.3% of the portfolio is comprised of U.S. Government agencies and corporations, 6.3% in corporate bonds, 34.3% in mortgage backed securities and collateralized mortgage obligations, 42.5% in state and municipal securities, 3.0% in restricted investments and 2.6% in certificates of deposit investments. As loan demand continued to be slow, the percentage of the investment portfolio in mortgage backed securities, corporate bonds and state and municipal securities has increased significantly from 63.7% at December 31, 2008 to 83.1% at December 31, 2009. The term to maturity is limited to seven years for Treasury and Agency bonds and 15 years for Municipal bonds. Typically, investments in Agency bonds contain a call feature. The average term to maturity of the portfolio as of December 31, 2009 was 4.3 years. At December 31, 2009, management analyzed the investment portfolio and determined no other than temporary losses were needed at the present time. At December 31, 2008, management analyzed their portfolio noting two collateralized mortgage obligations to be performing very poorly and the loans within the portfolio have increased delinquencies and foreclosures. Therefore, management recorded an other than temporary loss on these two collateralized mortgage obligations of $86,468, a 9.8% reduction in the book value.

     Table 12 sets forth the carrying amount of investment securities as of the dates shown:
TABLE 12. INVESTMENT SECURITIES

	December 31
	2009	2008	2007
Available for sale:
U.S. Government agencies and corporations	$8,623	$10,804	$31,170
Corporate bonds	4,812	6,592	—
State and municipal securities	32,533	16,965	11,477
Mortgage-backed securities	13,416	17,783	14,139
Collateralized mortgage obligations	12,889	10,461	9,231
Restricted securities	2,321	2,321	2,624
Cerificates of deposit	1,989	—	—

Total	$76,583	$64,926	$68,641

     The bank generally participates in the overnight federal funds sold market. Depending upon specific investing or funding strategies and/or normal fluctuations in loan and deposit balances, the bank may need, on occasion, to purchase funds on an overnight basis. The average balance in federal funds sold increased from $0 in 2008 to $2.4 million in 2009. The increased federal funds sold average balance is a direct result of the bank decreasing its borrowings during 2009 due to increase in the average balance of all deposit accounts except money market accounts. The average balance in federal funds sold decreased from $701,000 in 2007 to $0 in 2008. The decreased federal funds sold average balance is a direct result of the bank having to increase its borrowings during 2008 due to the decrease in the average balance of all deposit accounts except time deposits.
     See Note 3: Securities in the Notes to Consolidated Financial Statements for a comprehensive analysis of the securities portfolio.
DEPOSITS AND OTHER FUNDING SOURCES
     Total deposits were $252.3 million at December 31, 2009, an increase of $24.4 million or 10.7% over deposits at December 31, 2008. This increase was reflected in all deposit categories. The bank has experienced increased customer activity in the deposit area during 2009 especially in the non interest bearing checking and savings areas. Although the rates on interest bearing demand accounts are low they remain competitive and customers continue to open these accounts also. The bank was able to capture entire customer relationships from the certificate of deposit to checking and savings accounts to rental of safe deposit boxes. During the first quarter of 2009, the bank experienced a decrease in the Ultimate Invest checking account due to the drop in interest rates.
     Factors affecting the increase in certificates of deposit and certificates of deposit over $100,000 are the increase in IRA rollovers by customers from their 401k programs through their employment and the continued growth of our Washington County, Maryland branch. In our Washington County, Maryland market area, there have been a number of bank mergers over the last few years and CNB continues to benefit from these mergers with the increased volume of new deposit accounts. The bank’s Washington County, Maryland branch has grown $6.8 million in deposits since December 31, 2008.
     The bank’s 8-month and 14-month non renewable certificates of deposit rolled off completely in June and April 2009, respectively. These matured funds along with outside funds from both existing and new customers are contributing factors to the increase in the bank’s certificates of deposit over 100,000. The bank’s customers are shifting their money from these matured Certificates of Deposit into preexisting 36-month Ultimate Certificates of Deposit. The bank’s 36-month Ultimate Certificate of Deposit allows the customer to withdraw all or a portion of the CD on the first or second year anniversary date without penalty and deposits may be made to this CD at any time.
     Another contributing factor to the increase in the bank’s certificates of deposit over $100,000 is due to the bank’s successful bid for $5.0 million in certificate of deposit funds from the State of WV Treasurer’s office in May 2009. This certificate of deposit carried an interest rate of .508% and matured in November 2009. In November 2009, the bank was again successful in their bid for $5.0 million in certificate of deposit funds from the State of WV Treasurer’s office. This certificate of deposit carries an interest rate from .176% to .181% and matures in May 2010. In August 2009, the bank was also successful in its bid for $500,000 in certificate of deposit funds from the State of WV Treasurer’s office. This certificate of deposit carries an interest rate of .351% and matures in February 2010. Also during 2009, two current public fund depositors increased their certificate of deposit holdings with the bank by $2.2 million aggregate.

     Average deposits showed a $17.3 million increase, or 7.7% increase, to $242.9 million in 2009. Deposits at the Valley Road branch totaled $18.2 million at December 31, 2009, an increase of $901,000 from December 31, 2008. Deposits at the Hedgesville branch totaled $18.4 million at December 31, 2009, an increase of $1.1 million from December 31, 2008. Deposits at the Martinsburg branch totaled $8.8 million at December 31, 2009, an increase of $601,000 from December 31, 2008. The bank’s Washington County, Maryland branch has grown $6.8 million in deposits since December 31, 2008. Deposits at the Spring Mills branch totaled $9.5 million at December 31, 2009, an increase of $1.4 million over December 31, 2008.
     The bank has continued to experience a change in the deposit account mix during 2009. Noninterest-bearing deposits increased by $3.9 million or 9.9%, during 2009. At December 31, 2009, noninterest-bearing deposits represented 17.2% of total deposits, compared to 17.3% for 2008. Average noninterest-bearing deposits increased 2.2% from $41.2 million in 2008 to $42.1 million in 2009. Noninterest-bearing deposit account balances grew steadily throughout 2009 but increased significantly in the fourth quarter of 2009. The significant increase was due to the timing of some direct deposits totaling $3.8 million which were posted on December 31, 2009 rather than in January 2010 as in previous years.
     Interest-bearing deposits increased by $20.5 million or 10.9% to $208.9 million at December 31, 2009. Interest-bearing checking deposits increased by $10,000 in 2009, while, the average interest-bearing checking deposits decreased $24,000. Included in this category are NOW accounts and Money Market accounts. The difference between the average interest-bearing checking deposit balances and the actual interest-bearing checking balances is due to the decline in the first quarter balances then a considerable increase during the second and third quarter and a $2.5 million decrease in the balance during the fourth quarter of 2009 to show only a marginal change. While the average savings deposits increased $1.2 million or 5.1% to $24.8 million in 2009, actual savings accounts increased $1.4 million at December 31, 2009 to $24.9 million. The difference between the increase in the average savings deposits and the increase in the actual savings deposits is due to savings account balances is due to large increases in the first and third quarters of 2009 with the second and fourth quarters regressing slightly from the prior quarter increases.
     The bank’s largest source of interest-bearing funds is certificates of deposit. These accounts totaled $148.4 million at December 31, 2009, an increase of $19.0 million or 14.7%. The increase in the bank’s certificates of deposit accounts is attributable to steady increases during all four quarters of 2009. The bank experienced a slight shift from Certificates of Deposit to Certificates of Deposit over $100,000. This shift was caused by the continued ability of customers to deposit funds into a preexisting 36-month Ultimate Certificate of Deposit causing this certificate to exceed the $100,000 amount. The bank’s 36-month Ultimate Certificate of Deposit allows the customer to withdraw all or a portion of the CD on the first or second year anniversary date without penalty and deposits may be made to this CD at any time. These certificates, if purchased in 2006 and 2007, had an interest rate of over 4.0%. When the 2006 certificates rolled over in 2009, the current interest rate was 2.0% or below. The Certificates of Deposit over $100,000 increased significantly due to the successful bids of the bank for the WV State Treasurer’s office deposit funds.
     The average time deposits increased $15.2 million or 12.1% to $140.9 million in 2009. The difference between the increases in average time deposits and actual time deposits is due to the large increases in the first half of 2009 and than steady but smaller growth in the last half of 2009. In July 2008, the bank began offering two new Certificates of Deposit with attractive rates and special features to encourage new and existing customers to deposit with us. The 8-month CD offered a penalty free withdrawal of funds after being open for 30 days. The 28-month offered a one time increase in rate and eligibility for a $25 CNB gift card. The minimum opening deposit on these two CD’s was $5,000. At the same time, the bank increased the rate on an existing 18-month deposit product to give a wider choice of maturities to our customers. These CD’s, even though no deposits could be made to them, along with the 36-month CD were very popular with customers due to the special features and attractive rates. Two of the three featured CD’s are still being offered but at lower rates and without the special features. The 8-month CD was discontinued in December 2008. The 36-month CD continues to prevail and be the certificate of choice for bank customers.

     Table 13 is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2009:
TABLE 13. MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

	Amount	Percent
	In thousands
Three months or less	$7,420	10.17%
Three through six months	9,500	13.02
Six through twelve months	17,322	23.73
Over twelve months	38,740	53.08

Total	$72,982	100%

CONTRACTUAL OBLIGATIONS
     Table 14 shows the bank’s significant contractual obligations as of December 31, 2009:
TABLE 14. CONTRACTUAL OBLIGATIONS

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Purchase obligations	$3,808,777	$474,447	$967,164	$985,434	1,381,732
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP
Supplemental retirement liability (1)	199,642	—	17,500	60,000	122,142
Pension liability	1,869,989	—	—	—	1,869,989
401k liability	36,243	36,243	—	—	—
Deferred compensation	1,197,321	—	—	—	1,197,321
Post retirement liability (1)	275,480	58,493	88,077	57,217	71,693

Total contractual obligations	$7,387,452	$569,183	$1,072,741	$1,102,651	$4,642,877

(1)	These amounts represent the net present value of cash flow payments at December 31, 2009.
CAPITAL RESOURCES
     The bank remains well capitalized. Total shareholders’ equity at December 31, 2009 of $25.6 million represents 8.9% of total assets. This compares to $23.2 million or 8.2% at December 31, 2008. Included in capital at December 31, 2009, is $750,000 of unrealized gains on available for sale securities and $1.4 million unrecognized pension costs, both net of deferred income taxes. At December 31, 2008, the bank had unrealized losses on available for sale securities of $194,000 and $1.7 million unrecognized pension costs, both net of deferred income taxes. Such unrealized gains and losses on the investment portfolio are recorded net of related deferred taxes and are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact will result, however, unless the securities are actually sold.
     The Federal Reserve’s risk-based capital guidelines provide for the relative weighting of both on-balance-sheet and off-balance-sheet items based on their degree of risk. The bank continues to exceed all regulatory capital requirements, and is unaware of any trends or uncertainties, nor do any plans exist, which may materially impair or alter its capital position.

RETURN ON EQUITY AND ASSETS
     Table 15 shows consolidated operating and capital ratios for the periods indicated:
TABLE 15. OPERATING AND CAPITAL RATIOS

	Years Ended December 31,
	2009	2008
Return on average assets	.75%	.96%
Return on average equity	8.88	11.66
Dividend payout ratio	32.04	31.48
Average equity to average assets ratio	8.49	8.21
LIQUIDITY AND INTEREST RATE SENSITIVITY
     The objective of the bank’s liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the bank’s liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold. At December 31, 2009, these sources totaled $72.3 million, or 25.0% of total assets. In addition, liquidity may be generated through loan repayments, over $4.5 million of available borrowing arrangements with correspondent banks and available collateralized borrowings from the Federal Home Loan Bank. At December 31, 2009, management considered the bank’s ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the bank is well positioned and has ample liquidity to satisfy these needs. The bank generated $2.3 million of cash from operations in 2009, which compares to $5.3 million in 2008 and $3.0 million in 2007. The bank generated cash through net financing activities in 2009 of $4.4 million which compares to $12.0 million used in financing activities in 2008 and $11.6 million cash being generated through net financing activities in 2007. Net cash used in investing activities of $6.4 million in 2009 compares to net cash provided by investing activities totaling $3.7 million in 2008 and net cash used in investing activities of $14.2 million in 2007. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.
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

TABLE 16. INTEREST SENSITIVITY ANALYSIS

	December 31, 2009
	Interest Sensitivity Period
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	In thousands
Rate sensitive assets
Loans, net of unearned interest	$94,705	$21,956	$22,187	$14,568	$15,083	$26,210	194,707	$191,451
Average interest rate	6.76%	7.61%	7.76%	7.93%	6.58%	5.71%	7.06%
Securities	18,215	5,132	5,289	4,493	4,491	34,653	72,273	72,273
Average interest rate	0.55%	1.28%	1.93%	2.35%	2.75%	4.25%	2.19%

Total interest sensitive assets	$112,920	$27,088	$27,476	$19,061	$19,574	$60,863	$266,980

Interest sensitive liabilities
Non-interest-bearing deposits	$4,338	$4,338	$4,338	$4,338	$4,338	$21,692	43,382	$43,382
Average interest rate	—%	—%	—%	—%	—%	—%	—%
Savings and interest-bearing checking	6,049	6,049	6,049	6,049	6,049	30,245	60,490	60,490
Average interest rate	0.12%	0.12%	0.12%	0.12%	0.12%	0.12%	0.12%
Time deposits	63,331	48,548	25,122	5,263	6,156	—	148,420	157,634
Average interest rate	0.93%	1.25%	1.55%	2.05%	2.40%	—%	1.48%

Total interest sensitive liabilities	$73,718	$58,935	$35,509	$15,650	$16,543	$51,937	$252,292

GAP	$39,202	$(31,847)	$(8,033)	$3,411	$3,031	$8,926
Cumulative GAP	$39,202	$7,355	$(678)	$2,733	$5,764	$14,690
GAP to sensitive assets ratio	14.68%	(11.93)%	(3.01)%	1.28%	1.14%	3.34%
Cumulative GAP to sensitive assets ratio	14.68%	2.75%	(0.26)%	1.02%	2.16%	5.50%
GAP to total assets ratio	13.54%	(11.00)%	(2.77)%	1.18%	1.05%	3.08%
Cumulative GAP to total assets ratio	13.54%	2.54%	(0.23)%	0.95%	2.00%	5.08%
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
     A comparison of the carrying value of the bank’s financial instruments to their estimated fair value as of December 31, 2009 and December 31, 2008, is disclosed in Note 22 of the Notes to the Consolidated Financial Statements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Interest Rate Sensitivity” in Item 6 hereof.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

CNB Financial Services, Inc. and Subsidiary
Management’s Report on Internal Control	37
Report of Independent Registered Public Accounting Firm	38
Consolidated Balance Sheets	39
Consolidated Statements of Income	40
Consolidated Statements of Stockholders’ Equity	41
Consolidated Statements of Cash Flows	42
Notes to Consolidated Financial Statements	43
EX-21
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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
     Under the supervision and with the participation of the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, the Corporation has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009, using the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Corporation and its consolidated subsidiaries is made known to them by others within those entities. The Chief Executive Officer and the Chief Financial Officer believe that at December 31, 2009, CNB Financial Services, Inc. and its wholly-owned subsidiary maintained an effective system of internal control over financial reporting.
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

/s/ Thomas F. Rokisky	/s/ Rebecca S. Stotler
Thomas F. Rokisky President and Chief Executive Officer	Rebecca S. Stotler Sr. Vice President and Chief Financial Officer

February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
CNB Financial Services, Inc.
Berkeley Springs, West Virginia
     We have audited the accompanying consolidated statements of financial condition of CNB Financial Services, Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of CNB Financial Services, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Financial Services, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ SMITH ELLIOTT KEARNS & COMPANY, LLC

Hagerstown, Maryland
March 5, 2010

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS

Cash and due from banks	$5,068,118	$4,770,724
Certificates of deposit	1,989,017	—
Securities available for sale (at approximate market value)	72,272,665	62,604,735
Federal Home Loan Bank stock, at cost	2,321,300	2,321,300
Loans and leases receivable, net	194,707,226	200,752,202
Accrued interest receivable	1,334,704	1,272,742
Foreclosed real estate (held for sale), net	386,500	253,300
Premises and equipment, net	5,554,927	5,842,368
Deferred income taxes	1,753,665	1,889,746
Cash surrender value of life insurance	1,601,720	1,617,055
Intangible assets	162,628	274,145
Other assets	2,345,418	658,665

TOTAL ASSETS	$289,497,888	$282,256,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$43,381,922	$39,469,377
Interest-bearing demand	35,564,826	35,554,781
Savings	24,925,247	23,476,255
Time, $100,000 and over	72,982,196	55,269,424
Other time	75,437,663	74,125,229

	$252,291,854	$227,895,066
Accrued interest payable	1,170,417	1,126,219
FHLB borrowings	6,400,000	25,445,000
Accrued expenses and other liabilities	4,005,322	4,572,907

TOTAL LIABILITIES	$263,867,593	$259,039,192

SHAREHOLDERS’ EQUITY
Common stock, $1 par value; 5,000,000 shares authorized; 458,048 shares issued at December 31, 2009 and 2008 and 443,648 and 449,151 outstanding at December 31, 2009 and 2008, respectively	$458,048	$458,048
Capital surplus	4,163,592	4,163,592
Retained earnings	22,476,562	21,015,652
Accumulated other comprehensive income (loss)	(642,839)	(1,848,990)

	$26,455,363	$23,788,302
Less treasury stock, at cost, 14,400 shares in 2009 and 8,897 shares in 2008	(825,068)	(570,512)

TOTAL SHAREHOLDERS’ EQUITY	$25,630,295	$23,217,790

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$289,497,888	$282,256,982

The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
INTEREST INCOME
Interest and fees on loans	$12,846,225	$13,971,297	$14,585,845
Interest and dividends on securities:
U.S. Government agencies and corporations	247,780	660,426	1,372,612
Corporate bonds	361,768	346,400	—
Mortgage backed securities	1,362,588	1,409,912	708,398
State and political subdivisions	798,067	520,511	398,255
Interest on certificates of deposit	18,484	—	—
Dividend income from FHLB stock	—	84,316	93,883
Interest on FHLB deposits	35	2,766	5,489
Interest on federal funds sold and deposits	7,002	—	36,921

	$15,641,949	$16,995,628	$17,201,403

INTEREST EXPENSE
Interest on interest bearing demand, savings and time deposits	$5,106,052	$5,539,747	$6,809,967
Interest on FHLB borrowings	305,530	767,619	915,241

	$5,411,582	$6,307,366	$7,725,208

NET INTEREST INCOME	$10,230,367	$10,688,262	$9,476,195

PROVISION FOR LOAN LOSSES	1,852,726	940,500	168,999

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	$8,377,641	$9,747,762	$9,307,196

NONINTEREST INCOME
Service charges on deposit accounts	$1,321,910	$1,390,288	$1,389,868
Other service charges and fees	605,545	577,337	541,753
Trust fee income	197,232	231,660	242,831
Other operating income	135,030	68,315	129,322
Net gain on sales of loans	36,125	51,782	86,871
Net gain (loss) on sales and calls of securities	35,444	119,550	(2,688)
Other than temporary impairment on investment securities	—	(86,468)	—
Net gain (loss) on sale of other real estate owned	(148,921)	(69,264)	—
Net gain (loss) on disposal of premises, equipment and software	(7,575)	(49,212)	225
Net gain (loss) on sale of repossessed assets	(11,600)	—	—
Income from title company	8,262	7,030	12,023

	$2,171,452	$2,241,018	$2,400,205

NONINTEREST EXPENSES
Salaries	$2,714,069	$2,883,534	$2,928,925
Employee benefits	1,148,288	1,277,780	1,241,633
Occupancy of premises	492,600	504,608	521,962
Furniture and equipment expense	576,456	779,423	784,588
Other operating expenses	2,902,331	2,520,944	2,535,246

	$7,833,744	$7,966,289	$8,012,354

INCOME BEFORE INCOME TAXES	$2,715,349	$4,022,491	$3,695,047

PROVISION FOR INCOME TAXES	565,618	1,307,280	1,190,791

NET INCOME	$2,149,731	$2,715,211	$2,504,256

BASIC EARNINGS PER SHARE	$4.82	$6.01	$5.48

The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

					Accumulated
					Other	Total
	Common	Treasury	Capital	Retained	Comprehensive	Shareholders’
	Stock	Stock	Surplus	Earnings	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2006	$458,048	$—	$4,163,592	$17,421,402	$(1,720,780)	$20,322,262
Comprehensive income:
Net income for 2007	—	—	—	2,504,256	—	2,504,256
Change in unrealized gains (losses) on securities available for sale (net of tax of $395,359)	—	—	—	—	645,060	645,060
Change in unfunded pension liability ( net of tax of $200,979)	—	—	—	—	327,914	327,914

Total Comprehensive Income						3,477,230

Acquisition of treasury stock, at cost, 3,099 shares	—	(207,633)	—	—	—	(207,633)
Cash dividends ($1.69 per share)	—	—	—	(770,414)	—	(770,414)

BALANCE, DECEMBER 31, 2007	$458,048	$(207,633)	$4,163,592	$19,155,244	$(747,806)	$22,821,445

Comprehensive income:
Net income for 2008	—	—	—	2,715,211	—	2,715,211
Change in unrealized gains (losses) on securities available for sale (net of tax of $112,510)	—	—	—	—	(183,569)	(183,569)
Change in unfunded pension liability ( net of tax of $562,408)					(917,615)	(917,615)

Total Comprehensive Income						1,614,027

Acquisition of treasury stock, at cost, 5,798 shares	—	(362,879)	—	—	—	(362,879)
Cash dividends ($1.90 per share)	—	—	—	(854,803)	—	(854,803)

BALANCE, DECEMBER 31, 2008	$458,048	$(570,512)	$4,163,592	$21,015,652	$(1,848,990)	$23,217,790
Comprehensive income:
Net income for 2009	—	—	—	2,149,731	—	2,149,731
Change in unrealized gains (losses) on securities available for sale (net of tax of $578,321)	—	—	—	—	943,577	943,577
Change in unfunded pension liability ( net of tax of $160,932)					262,574	262,574

Total Comprehensive Income						3,355,882

Acquisition of treasury stock, at cost, 5,503 shares	—	(254,556)	—	—	—	(254,556)
Cash dividends ($1.55 per share)	—	—	—	(688,821)	—	(688,821)

BALANCE, DECEMBER 31, 2009	$458,048	$(825,068)	$4,163,592	$22,476,562	$(642,839)	$25,630,295

The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,149,731	$2,715,211	$2,504,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on premises, equipment and software	505,206	547,736	579,761
Amortization of intangible assets	111,517	111,516	111,517
Provision for loan losses	1,852,726	940,500	168,999
Deferred income taxes	(603,173)	(286,984)	(42,015)
Net (gain) loss on sales and calls of securities	(35,444)	(119,550)	2,688
Other than temporary impairment on investment securities	—	86,468	—
Loss on sale of real estate owned	148,921	69,264	—
Deferred gains on sale of real estate owned	(26,514)	—	—
(Gain) loss on disposal of premises, equipment and software	7,575	49,212	(225)
Net (gain) on loans sold	(36,125)	(51,782)	(86,871)
Loans originated for sale	(7,776,218)	(4,239,250)	(5,314,950)
Proceeds from loans sold	7,812,168	4,291,032	5,401,821
(Gain) on sale of stock	—	—	(59,369)
(Increase) decrease in accrued interest receivable	(61,962)	134,062	(52,763)
(Increase) decrease in other assets	(1,712,600)	299,867	(86,477)
Increase (decrease) in accrued interest payable	44,198	(154,947)	209,176
(Increase) in cash surrender value on life insurance in excess of premiums paid	(123,641)	(67,528)	(38,138)
Increase (decrease) in accrued expenses and other liabilities	(144,079)	924,764	(394,537)
Amortization of deferred loan (fees) cost	172,404	71,137	82,770
Amortization (accretion) of premium and discount on investments	52,012	12,375	13,254
Amortization (accretion) of premium and discount on certificates of deposit	(380)	—	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,336,322	$5,333,103	$2,998,897

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	$3,073,475	$229,039	$1,252,722
Proceeds from sales of securities	3,809,934	2,803,399	3,796,972
Proceeds from maturities, repayments and calls of securities	18,319,500	35,569,701	4,250,091
Proceeds from maturities of certificates of deposit	4,660,000	—	—
Purchases of securities	(30,298,214)	(35,230,720)	(22,177,257)
Purchases of certificates of deposit	(6,648,620)	—	—
Purchases of Federal Home Loan Bank stock	—	(1,697,000)	(2,598,500)
Redemptions of Federal Home Loan Bank stock	—	1,999,300	1,727,900
Redemptions of Federal Reserve Bank stock	—	—	—
Purchases of premises, equipment and software	(194,502)	(400,745)	(408,326)
Proceeds from sales of premises and equipment	—	—	1,270
Proceeds from sale of real estate owned	725,430	471,282	—
Proceeds from life insurance death benefits	194,184	—	—
Costs to acquire foreclosed real estate	(34,491)	(17,034)	(5,188)
Proceeds from sale of stock	—	—	59,369
Investment in and/or return of capital from title company	1,173	70	(123)
Net decrease in federal funds sold	—	—	9,000
Premiums paid on life insurance	(55,208)	(58,434)	(58,434)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(6,447,339)	$3,668,858	$(14,150,504)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	$5,371,582	$(2,931,661)	$(21,417,803)
Net increase in time deposits	19,025,206	4,182,013	14,979,777
Net increase (decrease) in FHLB borrowings	(19,045,000)	(12,055,000)	19,000,000
Purchase of treasury stock	(254,556)	(362,879)	(207,633)
Cash dividends paid	(688,821)	(854,803)	(770,414)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$4,408,411	$(12,022,330)	$11,583,927

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$297,394	$(3,020,369)	$432,320
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,770,724	7,791,093	7,358,773

CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,068,118	$4,770,724	$7,791,093

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year:
Interest paid on deposits and borrowed funds	$5,367,384	$6,462,313	$7,516,032
Income taxes	$1,217,700	$1,577,750	$1,165,500
Net transfer to foreclosed real estate, held for sale from loans receivable	$1,395,474	$767,341	$145,657
Unrealized gain (loss) on investment securities available for sale (net of tax)	$943,578	$(183,569)	$645,060
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
In February 2001, CNB became a 50% member in a limited liability company, Morgan County Title Insurance Agency, LLC which sells title insurance. In January 2003, the other two members in the limited liability corporation purchased a portion of CNB’s membership making each member’s share 33%. On August 31, 2009, Morgan County Title Insurance Agency, LLC was dissolved and the final distribution was made during the fourth quarter 2009.
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
Impaired loans:
Impaired loans are defined as those loans for which it is probable that contractual amounts due will not be received. The Financial Accounting Standards Board (FASB) issued guidance now codified as ASC Topic 310, “Accounting by Creditors for Impairment of a Loan,” which requires that the measurement of impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Larger groups of small-balance loans such as residential mortgage and installment loans that are considered to be part of homogeneous loan pools are aggregated for the purpose of measuring impairment, and therefore, are not subject to these statements. Management has established a dollar-value threshold for commercial loans. The larger commercial loans are evaluated for impairment. At December 31, 2009, there are eleven loans considered to be impaired with an unguaranteed balance of $904,000. At December 31, 2008, there are ten loans considered to be impaired with an unguaranteed balance of $1.2 million. See Note 4: Loans and Leases Receivable in the Notes to Consolidated Financial Statements for additional discussion.
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
Allowances for loan losses on impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.
Loans Held for Sale:
Mortgage loans held for sale are recorded at the lower of cost or market value. Gains and losses realized from the sale of loans and adjustments to market value are included in non-interest income. Mortgage loans are sometimes sold to secondary market investors and other commercial banks. Beginning in January 2007, all fixed rate residential mortgage loans were sold to secondary market investors. At December 31, 2009, the bank had no loans held for sale.
Intangible Assets:
Intangible assets represent the $780,616 premium from the purchase of core deposit relationships as part of the Hancock branch acquisition. The core deposit intangible relationships from the Hancock branch acquisition are being amortized over seven years on a straight line basis.
Loan Servicing:
The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans: product type, investor type, interest rate, term and geographic location. An analysis of the risk characteristics of CNB’s loan servicing portfolio allows for all loans to be defined by one risk category. As of December 31, 2009 and 2008, there were no mortgage servicing assets or liabilities. See Note 5: Loan Servicing in the Notes to Consolidated Financial Statements for additional discussion.

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
At December 31, 2009 and 2008, there was no liability for unrecognized tax benefits.
Pension Plan:
Pension plan costs are funded by annual contributions as required by applicable regulations.

Cash and Cash Equivalents:
For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include all highly liquid debt instruments purchased with a maturity of three months or less except for federal funds sold. Those amounts are included in the balance sheet captions “Cash and Due From Banks.” Included in “Cash and Due From Banks” are interest bearing deposits with FHLB in the amount of $46,834 and $80,115 at December 31, 2009 and 2008, respectively and deposits with the Federal Reserve Bank of Richmond in the amount of $2,507,147 and $0 at December 31, 2009 and 2008, respectively.
Earnings and Dividends Per Share:
Basic earnings and dividends per share are computed on the basis of the weighted average number of 446,029 shares of common stock outstanding in 2009, 451,686 shares of common stock outstanding in 2008 and 457,274 shares of common stock outstanding in 2007.
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
Foreclosed Real Estate:
Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate. The historical average holding period for such properties is twelve to eighteen months. At December 31, 2009 and 2008, CNB owned properties acquired through loan foreclosure with a carrying value of $386,500 and $253,300, respectively.
Trust Assets:
Assets held by CNB in a fiduciary or agency capacity are not included in the consolidated financial statements since such assets are not assets of CNB. In accordance with banking industry practice, income from fiduciary activities is generally recognized on the cash basis which is not significantly different from amounts that would have been recognized on the accrual basis.
Advertising Costs:
The Company expenses advertising costs in the period in which they are incurred. Advertising costs amounted to $124,751, $185,769 and $205,444 for the years ended December 31, 2009, 2008 and 2007, respectively.
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
CNB has elected to report its comprehensive income in the Consolidated Statements of Changes in Shareholders’ Equity. The elements of “other comprehensive income” that CNB has are the unrealized gains or losses on available for sale securities and additional pension liability adjustment.

The components of the change in “other comprehensive income” were as follows:

	2009	2008	2007
Additional pension liability adjustment arising during the year	$423,506	$(1,480,023)	$528,893
Unrealized holding gains (losses) arising during the year on securities available for sale and certificates of deposit	1,557,342	(176,529)	1,037,731
Reclassification adjustment for (gains) losses realized in net income on sale of securities	(35,444)	(119,550)	2,688

Net change in accumulated other comprehensive income before taxes	$1,945,404	$(1,776,102)	$1,569,312
Tax effect	(739,253)	674,918	(596,338)

Net change	$1,206,151	$(1,101,184)	$972,974

Recently Issued Accounting Standards
FASB Accounting Standards Codification (ASC) Topic 105 — Generally Accepted Accounting Principles (Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162) (ASC 105). This accounting guidance was originally issued in June 2009 and is now included in ASC 105. The guidance identifies the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. The Codification reorganizes all previous GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. All existing standards that were used to create the Codification have been superseded, replacing the previous references to specific Statements of Financial Accounting Standards (SFAS) with numbers used in the Codification’s structural organization. The guidance is effective for interim and annual periods ending after September 15, 2009. After September 15, only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission (SEC). All other accounting literature excluded from the Codification is considered non-authoritative. The adoption of the Codification does not have a material impact on CNB’s consolidated financial statements.
ASC Topic 855 — Subsequent Events (Statement No. 165, Subsequent Events) (ASC 855). This accounting guidance was originally issued in May 2009 and is now included in ASC 855. The guidance establishes general standards of accounting for and disclosure of subsequent events. Subsequent events are events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance is effective for interim or annual periods ending after June 15, 2009. The adoption of this guidance was not material to CNB’s consolidated financial statements.
ASC Topic 860 — Transfers and Servicing (Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140) (ASC 860). This accounting guidance was originally issued in June 2009 and is now included in ASC 860. The guidance removes the concept of a qualifying special purpose entity and changes the requirements for derecognizing financial assets. Many types of transferred financial assets that would have been derecognized previously are no longer eligible for derecognition. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption is prohibited. The guidance applies prospectively to transfers of financial assets occurring on or after the effective date. The guidance will impact structuring of securitizations and other transfers of financial assets in order to meet the amended sale treatment criteria.
ASC Topic 810 — Consolidation (Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51) (ASC 810). This accounting guidance was originally issued in December 2007 and is now included in ASC 810. The guidance requires that noncontrolling interests in subsidiaries be initially measured at fair value and classified as a separate component of equity. The guidance is effective for fiscal years beginning on or after December 15, 2008. The adoption of this guidance did not have a material impact on CNB’s consolidated financial statements.

ASC Topic 810 — Consolidation (Statement No. 167, Amendments to FASB Interpretation No. 46R) (ASC 810) This accounting guidance was originally issued in June 2009 and is now included in ASC 810. The guidance amends the consolidation guidance applicable for variable interest entities (VIE). The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption is prohibited. The adoption of this guidance did not have a material impact on CNB’s consolidated financial statements.
ASC Topic 820 — Fair Value Measurements and Disclosures (Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly) (ASC 820). This accounting guidance was originally issued in April 2009 and is now included in ASC 820. The guidance reaffirms the exit price fair value measurement concept and also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The guidance was effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on CNB’s consolidated financial statements.
ASC Topic 825 — Financial Instruments (FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) (ASC 825). This accounting guidance was originally issued in April 2009 and is now included in ASC 825. The guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. CNB adopted this topic in the second quarter of 2009.
ASC Topic 320 — Investments — Debt and Equity Securities (FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments) (ASC 320). This accounting guidance was originally issued in April 2009 and is now included in ASC 320. The guidance amends the previous other-than-temporary impairment (OTTI) guidance for debt securities and included additional presentation and disclosure requirements for both debt and equity securities. The guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance requires an adjustment to retained earnings and other comprehensive income (OCI) in the period of adoption to reclassify non-credit related impairment to OCI for securities that the Company does not intend to sell (and will not more likely than not be required to sell). CNB adopted this topic in the second quarter 2009, however, the adoption had no material impact on its consolidated financial statements.
ASC Topic 805 — Business Combinations (Statement No. 141 (Revised 2008), Business Combinations) (ASC 805). This accounting guidance was originally issued in December 2007 and is now included in ASC 805. The guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. The guidance requires prospective application for business combinations consummated in fiscal years beginning on or after December 15, 2008. The adoption of this guidance did not have a material impact on CNB’s consolidated financial statements.
ASC Topic 944 — Financial Services — Insurance (Statement No. 163, Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60) (ASC 944). This accounting guidance was originally issued in May 2008 and is now included in ASC 944. This guidance requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. The guidance also clarifies the recognition and measurement criteria to be used to account for premium revenue and claim liabilities in financial guarantee insurance contracts. The guidance also requires expanded disclosures about financial guarantee insurance contracts. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of this guidance did not have a material impact on CNB’s consolidated financial statements.
ASC Topic 715 — Compensation — Retirement Benefits (FSP FAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets) (ASC 715). This accounting guidance was originally issued in December 2008 and is now included in ASC 715. The guidance requires additional disclosures about plan assets in an employer’s defined benefit pension and other postretirement plans. The required disclosures have been included in Note 11.

Accounting Standards Update (ASU) 2010-6 — Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis which will be effective for fiscal years beginning after December 15, 2010.
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
NOTE 2. INVESTMENT IN LIMITED LIABILITY COMPANY
In February 2001, CNB paid $5,000 to become a 50% member in a limited liability company, Morgan County Title Insurance Agency, LLC for the purpose of selling title insurance. In January 2003, the other two members in the limited liability company purchased a portion of CNB’s membership making each member’s share 33%. On August 31, 2009, Morgan County Title Insurance Agency, LLC was dissolved and the final distribution was made during the fourth quarter 2009. CNB accounted for their investment in Morgan County Title Insurance Agency, LLC as part of “Other Assets” using the equity method of accounting.
The following represents the limited liability company’s financial information:
MORGAN COUNTY TITLE INSURANCE AGENCY, LLC
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS

Cash	$—	$3,474

TOTAL ASSETS	$—	$3,474

MEMBERS’ EQUITY	$—	$3,474

TOTAL MEMBERS’ EQUITY	$—	$3,474

MORGAN COUNTY TITLE INSURANCE AGENCY, LLC
STATEMENTS OF INCOME
(Unaudited)
YEARS ENDED DECEMBER 31, 2009, 2008AND 2007

	2009	2008	2007
INCOME
Insurance commissions	$35,688	$39,005	$65,653

TOTAL INCOME	$35,688	$39,005	$65,653

EXPENSES
Management fees	$7,665	$14,695	$26,776
Other expenses	3,193	3,220	2,908

TOTAL EXPENSES	$10,858	$17,915	$29,684

NET INCOME	$24,830	$21,090	$35,969

MORGAN COUNTY TITLE INSURANCE AGENCY, LLC
STATEMENTS OF CASH FLOWS
(Unaudited)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,830	$21,090	$35,969

NET CASH PROVIDED BY OPERATING ACTIVITIES	$24,830	$21,090	$35,969

CASH FLOWS FROM FINANCING ACTIVITIES
Profit and capital distributed	$(28,304)	$(21,300)	$(35,700)

NET CASH (USED IN) FINANCING ACTIVITIES	$(28,304)	$(21,300)	$(35,700)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$(3,474)	$(210)	$269
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,474	3,684	3,415

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$3,474	$3,684

NOTE 3. SECURITIES
The amortized cost and estimated market value of debt securities at December 31, 2009 and 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Securities as of December 31 are summarized as follows:

					Weighted
	2009				Average
		Gross	Gross	Estimated	Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
Available for sale:
U.S. Government agencies and corporations
Within one year	$864,592	$18,441	$—	$883,033	3.68%
After 1 but within 5 years	2,006,039	1,077	17,468	1,989,648	1.60
After 5 but within 10 years	5,742,908	29,965	22,737	5,750,136	3.27

	$8,613,539	$49,483	$40,205	$8,622,817	2.92%

Corporate Bonds
Within one year	$252,711	$—	$7,614	$245,097	6.76%
After 1 but within 5 years	1,490,853	47,318	7,029	1,531,142	4.84
After 5 but within 10 years	2,997,344	57,064	19,138	3,035,270	5.60

	$4,740,908	$104,382	$33,781	$4,811,509	5.42%

States and political subdivisions
Within one year	$2,898,507	$19,824	$—	$2,918,331	1.92%
After 1 but within 5 years	9,567,178	314,547	357	9,881,368	2.98
After 5 but within 10 years	19,656,673	216,197	139,565	19,733,305	4.20

	$32,122,358	$550,568	$139,922	$32,533,004	3.63%

Mortgage backed securities:
Government issued or guaranteed	$12,775,369	$640,601	$—	$13,415,970	5.35%

Collateralized mortgage obligations:
Government issued or guaranteed	$11,489,702	$346,900	$21,947	$11,814,655	4.12%
Privately issued	1,321,605	—	246,895	1,074,710	7.17

	$12,811,307	$346,900	$268,842	$12,889,365	4.43%

Total securities available for sale	$71,063,481	$1,691,934	$482,750	$72,272,665	4.12%

Restricted:
Federal Home Loan Bank stock	$2,321,300	$—	$—	$2,321,300	—%

Certificates of deposit	$1,989,000	$209	$192	$1,989,017	0.33%

					Weighted
	2008				Average
		Gross	Gross	Estimated	Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
Available for sale:
U.S. Government agencies and corporations
Within one year	$3,714,859	$4,957	$—	$3,719,816	3.90%
After 1 but within 5 years	1,592,342	368	—	1,592,710	3.15
After 5 but within 10 years	5,394,502	96,724	—	5,491,226	4.56

	$10,701,703	$102,049	$—	$10,803,752	4.12%

Corporate Bonds
After 1 but within 5 years	$1,735,480	$—	$173,968	$1,561,512	5.64%
After 5 but within 10 years	5,478,377	—	448,115	5,030,262	5.47

	$7,213,857	$—	$622,083	6,591,774	5.51%

States and political subdivisions
Within one year	$874,070	$5,303	$—	$879,373	2.80%
After 1 but within 5 years	4,635,138	46,652	5,120	4,676,670	3.33
After 5 but within 10 years	11,581,159	35,359	207,323	11,409,195	3.72

	$17,090,367	$87,314	$212,443	$16,965,238	3.57%

Mortgage backed securities:
Government issued or guaranteed	$17,278,086	$511,216	$5,937	$17,783,365	5.35%

Collateralized mortgage obligations:
Government issued or guaranteed	$8,942,326	$141,517	$41,825	$9,042,018	5.06%
Privately issued	1,691,093	—	272,505	1,418,588	7.01

	$10,633,419	$141,517	$314,330	$10,460,606	5.37%

Total securities available for sale	$62,917,432	$842,096	$1,154,793	$62,604,735	4.68%

Restricted:
Federal Home Loan Bank stock	$2,321,300	$—	$—	$2,321,300	2.35%

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $24,761,434 at December 31, 2009, and $19,462,597 at December 31, 2008.
Proceeds from sales of securities available for sale (excluding maturities and calls) for the years ended December 31, 2009, 2008 and 2007 were $3,809,934, $2,803,399 and $3,796,972, respectively. Gross gains and (losses) of $65,346 and $(27,137) in 2009, $55,279 and $(0) in 2008, and $5,537 and $(8,282) in 2007 were realized on the respective sales. Gross gains (losses) of $24 and ($2,789), $64,271 and ($0) and $57 and ($0) were realized on called securities during 2009, 2008 and 2007, respectively.

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008, respectively.

	2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$990,185	$19,138	$723,796	$14,643	$1,713,981	$33,781

U.S. Government agencies and corporations	$3,207,366	$40,205	$—	$—	$3,207,366	$40,205

State and political subdivisions	8,689,560	124,471	929,785	15,451	9,619,345	139,922

Collateralized mortgage obligations:
Government issued or guaranteed	1,995,305	19,204	370,595	2,742	2,365,900	21,946
Privately issued	—	—	1,074,651	246,896	1,074,651	246,896

Certificates of deposit	499,808	192	—	—	499,808	192

Total temporarily impaired securities	$15,382,224	$203,210	$3,098,827	$279,732	$18,481,051	$482,942

	2008
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$6,591,774	$622,083	$—	$—	$6,591,774	$622,083

State and political subdivisions	7,296,127	210,761	217,773	1,682	7,513,900	212,443

Mortgage backed securities:
Government issued or guaranteed	296,216	271	492,011	5,666	788,227	5,937

Collateralized mortgage obligations:
Government issued or guaranteed	1,130,704	9,320	393,802	32,505	1,524,506	41,825
Privately issued	1,418,529	272,505	—	—	1,418,529	272,505

Total temporarily impaired securities	$16,733,350	$1,114,940	$1,103,586	$39,853	$17,836,936	$1,154,793

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
At December 31, 2009, there were 44 available for sale securities that have unrealized losses with aggregate depreciation of 2.7% from their amortized cost basis. The unrealized losses relate principally to privately issued collateralized mortgage obligations. In analyzing these collateralized mortgage obligations, management considers the collateral composition, prepayment history and the overall credit worthiness of the investment. Some of the unrealized losses relate to government agencies, municipal obligations and corporate bonds and it is more likely than not that management will not be required to sell the securities before the market value has recovered. At December 31, 2009, management analyzed the investment portfolio and determined no other-than-temporary losses were needed at the present time. At December 31, 2008, management analyzed their portfolio noting two collateralized mortgage obligations to be performing very poorly and the loans within the portfolio have increased delinquencies and foreclosures. Therefore, management recorded an other-than-temporary loss on these two collateralized mortgage obligations of $86,468, a 9.8% reduction in the book value. In accordance with generally accepted accounting principles, all other-than-temporary losses were recognized through earnings in 2008. There were no other-than-temporary losses recognized through other comprehensive income.
NOTE 4. LOANS AND LEASES RECEIVABLE
Major classifications of loans at December 31, 2009 and 2008 were as follows:

	2009	2008
Loans:
Real estate	$129,509,117	$137,770,172
Commercial real estate	43,972,033	40,613,894
Consumer	16,683,611	16,665,647
Commercial	7,276,430	7,931,399
Overdrafts	203,337	91,515

	$197,644,528	$203,072,627

Leases	585,393	105,219

	$198,229,921	$203,177,846
Net deferred loan fees, costs, premiums and discounts	380,025	325,742
Allowance for loan losses	(3,902,720)	(2,751,386)

	$194,707,226	$200,752,202

An analysis of the allowance for loan losses was as follows:

	2009	2008	2007
Balance, beginning	$2,751,386	$2,144,461	$2,131,523
Provision charged to operations	1,852,726	940,500	168,999
Recoveries	116,135	188,860	183,281
Loans charged off	(817,527)	(522,435)	(339,342)

Balance, ending	$3,902,720	$2,751,386	$2,144,461

The following is a summary of information pertaining to impaired loans:

	December 31,
	2009	2008
	(in thousands)
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance (1)	935,785	1,227,068

Total impaired loans	$935,785	$1,227,068

Valuation allowance related to impaired loans	$235,073	$383,350

(1)	Some of these loans have government agency guarantees reducing the bank’s exposure by $31,379 for December 31, 2009 and $57,611 for December 31, 2008.

	Years Ended December 31,
	2009	2008
	(in thousands)
Average investment in impaired loans	$1,081,427	$1,318,584

Interest income recognized on impaired loans	$56,662	$52,430

Interest income recognized on a cash basis on impaired loans	$56,662	$52,430

Loans are placed on nonaccrual status at the time the loan becomes 90 days past due, unless in management’s judgment collectibility is assured. A summary of nonperforming loans and foreclosed assets is as follows:

	December 31,
	2009	2008
Foreclosed real estate (other real estate owned)	$386,500	$253,300
Impaired loans, not on nonaccrual	826,658	130,905
Nonaccrual loans, impaired (1)	109,127	1,096,163
Nonaccrual loans, not impaired	1,456,367	402,520
Loans past due 90 days or more still accruing interest	—	—

Total non-performing assets	$2,778,652	$1,882,888

(1)	Some of these loans have government agency guarantees reducing the bank’s exposure by $31,379 for December 31, 2009 and $57,611 for December 31, 2008.
The contractual amount of interest that would have been recorded on nonaccrual and impaired loans during 2009, 2008 and 2007 was $170,458, $111,145 and $73,023, respectively. The amount of interest income that was recorded on nonaccrual and impaired loans during 2009, 2008 and 2007 was $114,591, $58,336 and $116,070, respectively.
The bank is not committed to lend additional funds to debtors whose loans are nonperforming.

NOTE 5. LOAN SERVICING
Mortgage loans serviced for others are not included in the accompanying financial statements. The unpaid principal balances of mortgage loans serviced for others were $1,095,221 and $2,055,847 at December 31, 2009 and 2008, respectively.
Custodial balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $22,695 and $9,251 at December 31, 2009 and 2008, respectively.
The bank did not capitalize or have any amortization of mortgage servicing rights in 2009, 2008 or 2007. There were no assets or liabilities for mortgage servicing rights at December 31, 2009 or 2008.
NOTE 6. PREMISES AND EQUIPMENT
Major classifications of premises and equipment at December 31 were as follows:

	2009	2008
Land and land improvements	$2,077,658	$2,077,658
Banking house — Main	1,559,630	1,528,011
Banking house — Valley Road branch	552,628	547,936
Banking house — Hedgesville branch	783,368	783,368
Banking house — Martinsburg branch	697,006	697,006
Banking house — Hancock branch	239,870	235,589
Banking house — Spring Mills branch	885,697	885,697
Bank owned automobiles	66,027	49,752
Furniture, fixtures and equipment	2,954,057	2,961,545

	$9,815,941	$9,766,562
Less accumulated depreciation	4,261,014	3,924,194

	$5,554,927	$5,842,368

Depreciation expense amounted to $433,595, $481,661 and $514,141 in 2009, 2008 and 2007, respectively.
Computer software, net of accumulated amortization, included in the statement of financial condition caption “Other Assets” amounted to $187,138 and $217,976 at December 31, 2009 and 2008, respectively. Amortization expense on computer software amounted to $71,611, $66,075 and $65,620 in 2009, 2008 and 2007, respectively.
NOTE 7. INTANGIBLE ASSETS
Amortized intangible asset representing the $780,616 premium from the purchase of core deposit relationships as part of the Hancock branch acquisition has accumulated amortization of $617,988 and $506,471 at December 31, 2009 and 2008, respectively. This core deposit intangible asset from the Hancock branch acquisition is being amortized over seven years on a straight line basis.
Amortization expense on intangible assets amounted to $111,517, $111,516 and $111,517 in 2009, 2008 and 2007, respectively.
The estimated amortization expense for the next two succeeding years will be:

2010	$111,516
2011	$51,112

NOTE 8. TIME DEPOSITS
At December 31, 2009, the scheduled maturities of time deposits are as follows:

	Time Deposits	All Time
	$100,000 and over	Deposits
2010	$34,241,940	$63,331,289
2011	23,910,310	48,547,818
2012	10,159,088	25,122,085
2013	1,843,252	5,263,224
2014	2,827,606	6,155,443

	$72,982,196	$148,419,859

NOTE 9. FEDERAL HOME LOAN BANK BORROWINGS

	December 31,
	2009	2008
Federal Home Loan Bank advances	$6,400,000	$25,445,000
CNB Bank, Inc. is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and, as such, can take advantage of the FHLB program for overnight and term advances at published daily rates. At December 31, 2009, the bank has short term and long term advances with FHLB. FHLB short term advances mature within one year and carry an interest rate of .6% at December 31, 2009. The bank has a two year convertible select long term loan with a one year lock out period carrying an interest rate of 1.89% at December 31, 2009. Under the terms of a blanket collateral agreement, term advances from the FHLB are collateralized by qualifying mortgages and U.S. Government agencies and mortgage-backed securities. In addition, all of the bank’s stock in the FHLB is pledged as collateral for such debt. Term advances available under this agreement are limited by available and qualifying collateral and the amount of FHLB stock held by the borrower.

	2009	2008
Maximum balance outstanding at any month-end during the year	$25,200,000	$34,900,000

Average balance for the year	12,663,041	30,549,453

Weighted average rate for the year	2.35%	2.47%

Weighted average rate at year-end	1.61%	1.47%
NOTE 10. UNUSED LINES OF CREDIT
The bank entered into a line of credit with SunTrust Bank for $4,500,000 for federal fund purchases. Funds issued under this agreement are at the SunTrust Bank federal funds rate effective at the time of borrowing. The bank had not drawn on these funds at December 31, 2009.

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
The following table sets forth information about the bank’s plan:

	December 31,	December 31,	October 31,
	2009 (2)	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$5,372,411	$5,014,903	$4,859,682
Adjustment for plan changes	—	—	—
Service cost	236,398	257,310	247,821
Interest cost	316,247	333,188	267,244
Actuarial (gain) loss	138,183	(11,106)	(181,949)
Benefits paid	(199,674)	(221,884)	(177,895)

Benefit obligation at end of year	$5,863,565	$5,372,411	$5,014,903

Change in plan assets:
Fair value of plan assets at beginning of year	$2,923,037	$4,097,489	$3,365,278
Actual return on plan assets	793,121	(1,202,568)	522,339
Employer contribution	477,092	250,000	387,767
Benefits paid	(199,674)	(221,884)	(177,895)

Fair value of plan assets at end of year	$3,993,576	$2,923,037	$4,097,489

Funded status	$(1,869,989)	$(2,449,374)	$(917,414)
Unrecognized net actuarial (gain) loss	2,145,217	2,545,932	1,061,955
Unrecognized prior service cost	100,821	113,165	127,566

Prepaid (accrued) benefit cost	$376,049	$209,723	$272,107

The accumulated benefit obligation for the defined benefit pension plan was $4,640,085 and $4,540,456 at December 31, 2009 and December 31, 2008, respectively.

	December 31,	December 31,	October 31,
	2009	2008	2007
Components of net periodic cost:
Service cost	$236,398	$220,551	$247,821
Interest cost	316,247	285,590	267,244
Expected return on plan assets	(327,508)	(302,628)	(267,153)
Amortization of prior service costs	12,344	12,344	12,344
Recognized net actuarial loss	73,285	51,902	79,414
Adjustment due to change in measurement date (1)	—	44,625	—

Net periodic plan cost	$310,766	$312,384	$339,670

(1)	- This amount was run through current net periodic pension costs rather than directly to retained earnings as the amount is not considered significant or material.

(2)	- The disclosure information shown below as of December 31, 2009 was estimated by projecting employee data forward from November 1, 2009 to December 31, 2009, assuming no experience gains or losses.

	December 31,	December 31,	October 31,
	2009	2008	2007
Weighted average assumptions used to determine benefit obligations for the years ended:
Discount rate	6.0%	6.0%	6.0%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	3.0%	3.0%	3.5%

Weighted average assumptions used to determine net periodic benefit cost for the years ended:
Discount rate	6.00%	6.00%	5.75%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	3.0%	3.0%	3.5%

Amounts recognized in the statement of financial condition consist of:
Accrued benefit cost	$(1,869,989)	$(2,449,374)	$(917,414)
Accumulated other comprehensive income	2,246,038	2,659,097	1,189,521

Net amount recognized	$376,049	$209,723	$272,107

Plan assets

	Target	Allowable	Percentage of Plan Assets at
	Allocation	Allocation	December 31,	December 31,
	2009	Range	2009	2008
Plan assets
Equity securities	70%	40-80%	63%	64%
Debt securities	25%	20-40%	32%	30%
Real estate	0%	0%	0%	0%
Other	5%	3-10%	5%	6%

Total			100%	100%

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
Cash flows

Expected contributions for fiscal year ending December 31, 2010
Expected employer contributions	$304,000
Expected employee contributions	$—

Estimated future benefit payments reflecting expected future service for the fiscal year(s) ending
12/31/2010	$204,040
12/31/2011	$219,947
12/31/2012	$276,722
12/31/2013	$279,305
12/31/2014	$293,253
12/31/2015 - 12/31/2019	$1,732,014
As discussed in section “Recently Issued Accounting Standards” in Note 1, the bank is required to disclose the estimated fair value for its Pension Plan assets. The Pension Plan assets include cash equivalents, such as money funds, certificates of deposit and mutual funds. Based on these inputs, the following table summarizes the fair value of the Pension Plan’s investments in the Master Trust as of December 31, 2009.

	December 31,	Fair Value Measurements Using
	2009	Level 1	Level 2	Level 3
			($ in Thousands)
Pension Plan Master Trust Investments:
Cash	$97	$97	$—	$—
Money fund	1,738	1,738	—	—
Certificates of deposit	429	429	—	—
Mutual funds	6,195	6,195	—	—
U.S. government securities	2,936	2,936	—	—
Mortgage-backed securities	7,060	—	7,060	—
Common stock and options	26,331	26,331	—	—
Exchange traded and closed end funds	5,369	5,369	—	—

Total Pension Plan Master Trust Investments	$50,155	$43,095	$7,060	$—

The bank’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The bank contributed $477,092 and $250,000 in 2009 and 2008, respectively. The bank regularly reviews the funding of its pension plan. The bank has made a contribution of $304,000 for 2010.
NOTE 12. 401(k) PROFIT SHARING PLAN
All employees are eligible to participate in the bank’s 401(k) Profit Sharing Plan after completing one year of service. Employees may defer up to 15% of their salary in 2009, 2008 and 2007. The bank may, at the discretion of the Board of Directors, match all or part of the employee deferrals. For 2009, the bank matched 40% of employee deferrals up to 5% of salary. For 2008, the bank matched 50% of employee deferrals up to 5% of salary. For 2007, the bank matched 40% of employee deferrals up to 5% of salary. The percentage of match varies based on the bank’s profit level. The assets of the 401(k) Profit Sharing Plan are managed by the bank’s trust department.
The bank’s contribution charged to income during 2009, 2008 and 2007 was $36,243, $43,247 and $40,938, respectively.
NOTE 13. DEFERRED COMPENSATION PLAN
The bank has a plan pursuant to which a director may elect to waive receipt of all or a portion of his fees for Board of Directors’ meetings or committee meetings in exchange for a retirement benefit to be received during a ten-year period after attaining a certain age. The bank has acquired life insurance on the lives of participating directors to fund its obligation under the plan. The cash surrender value of these life insurance policies has been recorded as an asset. The present value of payments to be paid to directors or their beneficiaries for services rendered to date has been recorded as a liability. The net expense for these benefits was $42,576, $30,928 and $49,517 for 2009, 2008 and 2007, respectively.
NOTE 14. INCOME TAXES
CNB and its subsidiary, the Bank, file income tax returns in the U.S. federal jurisdiction and the State of West Virginia. The bank also files an income tax return in the State of Maryland.
CNB adopted the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007. The provision provides guidance on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
Included in the balance sheet at December 31, 2009 and 2008, are tax positions related to loan charge offs for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

As of December 31, 2009 or 2008, CNB had no uncertain tax positions that qualify for either recognition or disclosure in CNB’s financial statements. CNB’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the financial statements. No interest and penalties were recorded during the year ended December 31, 2009, 2008 or 2007. Generally, the tax years before 2006 are no longer subject to examination by federal, state or local taxing authorities.
The 2009 reduction in the effective tax rate is due in part to a significant increase in tax exempt interest income, tax exempt life insurance proceeds and an adjustment to deferred tax liability related to the bank changing its estimate of the likelihood of the taxability for the cash surrender value life insurance related to the deferred compensation plan. Included in the balance sheet at December 31, 2009 are tax positions related to loan charge offs for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
Income taxes reflected in the statements of income are as follows:

	Years ended December 31,
	2009	2008	2007
Federal:
Current	$1,009,704	$1,414,802	$1,114,801
Deferred	(552,946)	(252,298)	(35,201)
State:
Current	159,085	179,462	118,005
Deferred	(50,225)	(34,686)	(6,814)

Provision for income taxes	$565,618	$1,307,280	$1,190,791

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.
The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting income, with the income tax provisions in the statements of income.

	Years ended December 31,
	2009	2008	2007
Income tax expense at the statutory rate (34%)	$923,219	$1,367,647	$1,256,316
Increases (decreases) resulting from:
Nontaxable interest income, net of non-deductible interest expense	(239,097)	(164,855)	(116,607)
State income taxes, net of federal income tax benefit	81,945	112,366	102,085
Tax exempt life insurance proceeds and cash surrender value	(172,189)	—	—
Other	(28,260)	(7,878)	(51,003)

Provision for income taxes	$565,618	$1,307,280	$1,190,791

Effective income tax rate	20.83%	32.50%	32.23%

Federal and state income taxes receivable included in the balance sheet as other assets was $163,486 and $114,950 at December 31, 2009 and 2008, respectively.

The components of deferred taxes included in the statement of financial condition as of December 31 are as follows:

	2009	2008
Deferred tax assets:
Provision for loan losses	$1,340,617	$926,135
Deferred compensation plan	431,036	383,808
Postretirement benefits	99,173	103,705
Intangible asset	118,653	97,242
Unrecognized pension costs	853,494	1,014,427
Net unrealized (gain) loss on securities available for sale	(459,497)	118,825

	$2,383,476	$2,644,142

Deferred tax liabilities:
CSV life insurance	$(172,269)	$(323,411)
Defined benefit plan	(135,378)	(75,500)
Depreciation	(322,164)	(355,485)

	$(629,811)	$(754,396)

Net deferred tax asset (liability)	$1,753,665	$1,889,746

Generally accepted accounting principles require a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The bank believes that the deferred tax assets will be realized and therefore no valuation allowance was established.
NOTE 15. LEASE AGREEMENT
CNB leases land in Hancock, Maryland on which its Hancock branch is located. This lease was transferred to CNB from Fidelity Bank, a Maryland commercial bank upon the purchase of the Hancock Maryland branch. CNB owns the building which is situated on the leased land. The lease, as amended, expires on May 1, 2017 with the lessee having the right to renew the lease for two additional 5-year optional terms for a total optional renewal right of up to 10 years. The lease payments for the twelve months beginning May 2008 were $21,420 annually. Each year subsequent until May 1, 2017, the lease payments will increase by 2%. The lease payments for the two additional 5-year optional terms will be based, for the first year of each of the optional 5-year terms, on an increase of 2% from the previous year’s rent plus the average annual increase in the Consumer Price Index as published by the United States Department of Labor during the preceding five years. For each year thereafter of each of the optional 5-year terms, the payment will increase by 2%.
The building owned by CNB will revert to and become the property of the lessor in the event of default or termination of the lease.
Minimum future rental payments under the lease are as follows:

2010	$22,171
2011	$22,614
2012	$23,066
2013	$23,528
2014	$23,998
2015	$24,478
2016	$24,968
2017	$8,378
Lease expense for the years ended December 31, 2009, 2008 and 2007 was $21,726, $21,280 and $17,369, respectively.

NOTE 16. OTHER OPERATING EXPENSES

	Years ended December 31,
	2009	2008	2007
Stationery, supplies and printing	$159,637	$190,764	$194,794
Data processing	301,193	100,305	118,212
Director’s fees and deferred compensation	257,564	253,491	261,667
Postage	133,577	130,675	130,305
Telephone	109,253	113,422	105,471
Professional fees	342,070	376,252	408,285
Regulatory assessment fees	406,798	102,917	45,550
Outside service fees	10,003	8,012	29,354
ATM and debit card fees	267,005	265,795	250,814
Advertising	124,751	185,769	205,444
Amortization of intangible	111,517	111,516	111,516
Amortization of software	71,611	66,075	65,620
Other	607,352	615,951	608,214

Total other operating expenses	$2,902,331	$2,520,944	$2,535,246

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

A summary of off-balance sheet instruments as of December 31 is as follows:

	2009	2008
Commitments to originate:
Fixed rate loans:
Residential real estate loans to be sold	$363,300	$478,700
Other residential real estate	14,000	358,726
Adjustable rate loans:
Other commerical real estate and construction	1,054,330	862,500
Other residential real estate	254,500	278,400
Commerical and other	—	765,000

Letters of credit	3,000	227,237
Undisbursed portion of construction loans	1,312,571	882,893
Available credit granted on commercial loans	6,840,488	6,106,161
Available credit on personal lines of credit	157,980	279,112
Undisbursed portion of home equity loans	4,436,185	4,937,093
Commitments to sell real estate loans	268,000	—

	$14,704,354	$15,175,822

NOTE 18. SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
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
NOTE 20. REGULATORY MATTERS
The primary source of funds for the dividends paid by CNB Financial Services, Inc. is dividends received from its banking subsidiary. The payment of dividends by banking subsidiaries is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits, as defined, of that year plus the retained net profits, as defined, of the preceding two years. At January 1, 2010, CNB has $5,744,000 available for dividends.
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
Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009, that the bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2009 and 2008, the most recent notification from the banking regulatory agencies categorized the bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the institution’s category.
The bank’s actual capital amounts and ratios are presented in the table.

			Minimum		Minimum To Be Well Capitalized
	Actual		Capital Requirements		Under Prompt Corrective Action Provisions
	Amount		Amount		Amount
	in		in		in
	Thousands	Ratio	Thousands	Ratio	Thousands	Ratio
As of December 31, 2009:
Total Capital (to Risk Weighted Assets)	$27,958	15.91%	$14,058	8.0%	$17,573	10.0%
Tier I Capital (to Risk Weighted Assets)	$25,740	14.65%	$7,028	4.0%	$10,542	6.0%
Tier I Capital (to Average Assets)	$25,740	8.78%	$11,727	4.0%	$14,658	5.0%

As of December 31, 2008:
Total Capital (to Risk Weighted Assets)	$26,616	15.19%	$14,017	8.0%	$17,522	10.0%
Tier I Capital (to Risk Weighted Assets)	$24,419	13.94%	$7,007	4.0%	$10,510	6.0%
Tier I Capital (to Average Assets)	$24,419	8.56%	$11,411	4.0%	$14,263	5.0%
NOTE 21. REGULATORY RESTRICTIONS
Included in Cash and Due From Banks are average daily reserve balances the bank is required to maintain with the Federal Reserve Bank. The amount of these required reserves, calculated based on percentages of certain deposit balances was $2.9 million at December 31, 2009.
Certain regulations prohibit the transfer of funds from the bank to affiliates in the form of loans or advances exceeding 10% of its capital stock and surplus. In addition, all loans or advances to nonbank affiliates must be secured by specific collateral. Based on this limitation, there was approximately $2.7 million available for loans or advances to affiliates of the bank as of December 31, 2009, at which time there were no material loans or advances outstanding.
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
The following describes the valuation techniques used by CNB to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:
Securities available for sale and certificates of deposit investments
Securities available for sale and certificates of deposit investments are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. At December 31, 2009, all of CNB’s securities and certificates of deposit investments are considered to be Level 2 investments.
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:
Valuation of our Financial Instruments by Fair Value Hierarchy Levels — Recurring Basis

	December 31, 2009
	(In Thousands)
		In Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable Inputs
Description	Total	Assets (Level 1)	(Level 2)	(Level 3)
Assets:
U.S. government agencies and corporations	$8,623	$—	$8,623	$—
Corporate bonds	4,812	—	4,812	—
State and municipal securities	32,533	—	32,533	—
Residential mortage-backed securities	13,416	—	13,416	—
Collateralized mortgage obligtions	12,889	—	12,889	—
Certificates of deposit investments	1,989	—	1,989	—

	December 31, 2008
	(In Thousands)
		In Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable Inputs
Description	Total	Assets (Level 1)	(Level 2)	(Level 3)
Assets:
U.S. government agencies and corporations	$10,804	$—	$10,804	$—
Corporate bonds	6,592	—	6,592	—
State and municipal securities	16,965	—	16,965	—
Residential mortage-backed securities	17,783	—	17,783	—
Collateralized mortgage obligtions	10,461	—	10,461	—
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

The following describes the valuation techniques used by CNB to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans held for sale
These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Loans held for sale are required to be measured at lower of cost or fair value. Under ASC Topic 820, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At December 31, 2009, CNB did not have any loans held for sale.
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
Certain assets such as other real estate owned are measured at the lower of cost or fair value less the cost to sell. Management believes that the fair value component in its valuation follows the provisions of ASC Topic 820. CNB had no fair value measurement adjustments to impaired loans during the year ended December 31, 2009.
Other Real Estate Owned
Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. CNB had $130,800 of fair value adjustments during the year ended December 31, 2009 resulting from the inability to sell a property at its appraised value. We believe that the fair value component in its valuation follows the provisions of ASC Topic 820.

The following table summarized CNB’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis during the period.
Valuation of our Financial Instruments by Fair Value Hierarchy Levels — Non-recurring Basis

December 31, 2009
(In Thousands)
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Recognized Gains
Description	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets:
Impaired loans, net of government agency guarantees and reserve for losses	$669	$—	$669	$—	$—
Other real estate owned	$387	$—	$387	$—	$(149)

December 31, 2009
(In Thousands)
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Recognized Gains
Description	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets:
Impaired loans, net of government agency guarantees and reserve for losses	$786	$—	$786	$—	$—
Other real estate owned	$253	$—	$253	$—	$(69)
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

     The estimated fair value of financial instruments at December 31, is summarized as follows:

	2009		2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash, due from banks and federal funds sold	$5,068,118	$5,068,118	$4,770,724	$4,770,724
Securities available for sale	72,272,665	72,272,665	62,604,735	62,604,735
Loans	194,707,226	191,450,941	200,752,202	201,347,332
Accrued interest receivable	1,334,704	1,334,704	1,272,742	1,272,742
Financial Liabilities:
Demand deposits	$103,871,995	$103,871,995	$98,500,413	$98,500,413
Time deposits	148,419,859	157,634,463	129,394,653	137,539,118
Accrued interest payable	1,170,417	1,170,417	1,126,219	1,126,219
FHLB borrowings	6,400,000	6,400,000	25,445,000	25,445,000
Off-Balance Sheet
Financial Instruments:
Letters of credit	$—	$—	$—	$2,149
NOTE 23. RELATED PARTY TRANSACTIONS
In the ordinary course of business, the bank has granted loans to executive officers, directors, and their affiliates amounting to $1,989,007 and $2,031,818 at December 31, 2009 and 2008, respectively. During 2009, $704,323 of new loans were made, or became reportable, and repayments and other decreases totaled $747,134. Deposits from related parties held by the bank at December 31, 2009 and 2008 amounted to $5,394,865 and $5,241,905, respectively.

NOTE 24. PARENT COMPANY ONLY FINANCIAL INFORMATION
     The following represents parent company only financial information:
STATEMENTS OF FINANCIAL CONDITION (PARENT ONLY)
DECEMBER 31, 2009 AND 2008

ASSETS	2009	2008
Cash	$270,750	$289,968
Investment in CNB Bank, Inc.	25,260,693	22,843,976
Investment in Morgan County Title Insurance Agency, LLC	—	1,173
Other assets	99,805	84,052

TOTAL ASSETS	$25,631,248	$23,219,169

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accrued expenses and other liabilities	$953	$1,379

TOTAL LIABILITIES	$953	$1,379

SHAREHOLDERS’ EQUITY
Common stock, $1 par value; 5,000,000 shares authorized; 458,048 shares issued at December 31, 2009 and 2008 and 443,648 and 449,151 outstanding at December 31, 2009 and 2008, respectively	$458,048	$458,048
Capital surplus	4,163,592	4,163,592
Retained earnings	22,476,562	21,015,652
Accumulated other comprehensive income (loss)	(642,839)	(1,848,990)

	$26,455,363	$23,788,302
Less treasury stock, at cost, 14,400 shares in 2009 and 8,897 shares in 2008	(825,068)	(570,512)

TOTAL SHAREHOLDERS’ EQUITY	$25,630,295	$23,217,790

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,631,248	$23,219,169

STATEMENTS OF INCOME (PARENT ONLY)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
Dividend income	$966,410	$1,250,000	$1,154,024
Income from title company	8,262	7,030	12,023
Noninterest expense	(51,260)	(70,863)	(118,006)

INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF CNB BANK, INC.	$923,412	$1,186,167	$1,048,041
Income tax (benefit)	(15,752)	(16,207)	(36,884)

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF CNB BANK, INC.	$939,164	$1,202,374	$1,084,925

Equity in undistributed earnings of CNB Bank, Inc.	1,210,567	1,512,837	1,419,331

NET INCOME	$2,149,731	$2,715,211	$2,504,256

STATEMENTS OF CASH FLOWS (PARENT ONLY)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,149,731	$2,715,211	$2,504,256
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in other assets	(15,752)	(16,207)	(36,884)
Increase (decrease) in accrued expenses and other liabilities	(426)	(23,813)	26,408
Equity in undistributed earnings of CNB Bank, Inc.	(1,210,567)	(1,512,837)	(1,419,331)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$922,986	$1,162,354	$1,074,449

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in title company	$1,173	$70	$(123)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$1,173	$70	$(123)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	$(688,821)	$(854,803)	$(770,414)
Purchase of treasury stock, cost	(254,556)	(362,879)	(207,633)

NET CASH (USED IN) FINANCING ACTIVITIES	$(943,377)	$(1,217,682)	$(978,047)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(19,218)	$(55,258)	$96,279
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$289,968	$345,226	$248,947

CASH AND CASH EQUIVALENTS AT END OF YEAR	$270,750	$289,968	$345,226

NOTE 25. SUBSEQUENT EVENTS
The Company has evaluated events and transactions subsequent to December 31, 2009 through March 5, 2010, the date these consolidated financial statements were included in this Form 10-K and filed with the SEC. Based on the definitions and requirements of Generally Accepted Accounting Principles, we have not identified any events that have occurred subsequent to December 31, 2009 and through March 5, 2010, that require recognition or disclosure in the consolidated financial statements.

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with accountants in accounting and financial disclosure.
Item 9A(T). CONTROLS AND PROCEDURES
The Company’s chief executive officer and chief financial officer have concluded that as of December 31, 2009, which is the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13(a)-15(e) and timely, alerting them to material information relating to the Company required to be included in the Company’s filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.
During the Company’s fourth quarter, there were no significant changes in internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
See Management’s Report on Internal Control included in this Annual Report on Form 10-K at page 38.
Item 9B. OTHER INFORMATION
None.

Part III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item with respect to our Directors is hereby incorporated by reference from the 2010 Proxy Statement under the captions, “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
The information required by this item with respect to our Executive Officers is hereby incorporated by reference under the caption, “Management and Board Matters.”
We have an Audit Committee composed of independent directors. The information required by this item with respect to the Audit Committee and its members is hereby incorporated by reference from the 2010 Proxy Statement under the captions, “Management and Board Matters” and “Audit Related Matters.”
The information required by this item with respect to procedures by which shareholders may recommend nominees to the Board of Directors is hereby incorporated by reference from the 2010 Proxy Statement under the caption, “Election of Directors.”
The names, ages and position of each executive officer of the company are listed below along with the positions with CNB Bank, Inc. held by each of them during the last five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting.

	Age as
	of February 25,
Name	2010	Position and Experience during the Past 5 Years
Charles S. Trump IV (1)	49	2008 to present — Chairman of the Board, CNB Financial Services, Inc.
		2000 to present — Member of the Board, CNB Financial Services, Inc.
		1986 to present — Member of the Board, CNB Bank, Inc.

Thomas F. Rokisky	63	2000 to present — President/CEO, CNB Financial Services, Inc.
		1996 to present — President/CEO, CNB Bank, Inc.
		1990 to 1996 ˜ Executive Vice President/COO, CNB Bank, Inc.

Rebecca S. Stotler	49	2007 to present — Senior Vice President/CFO, CNB Financial Services, Inc.
		2007 to present — Senior Vice President/CFO, CNB Bank, Inc.
		2000 to 2007 — Vice President/CFO, CNB Financial Services, Inc.
		1999 to 2007 — Vice President/CFO, CNB Bank, Inc.
		1996 to 1999 — Vice President of Finance/Cashier, Citizens National Bank

Patricia C. Muldoon	49	2007 to present — Executive Vice President/COO, CNB Financial Services, Inc.
		2007 to present — Executive Vice President/COO, CNB Bank, Inc.
		2003 to 2007 — Senior Vice President/COO, CNB Financial Services, Inc.
		2003 to 2007 — Senior Vice President/COO, CNB Bank, Inc.
		2001 to 2003 — Vice President/COO, Citizens National Bank

(1)	Mr. Trump is not an employee of CNB.

CODES OF ETHICS
Both CNB and the bank have adopted Codes of Ethics as defined by the rules of the SEC. The Code of Ethics applies to all of CNB’s and the bank’s directors, officers, including the bank’s Chief Executive Officer and Chief Financial Officer, and employees. Additionally, CNB and the bank have adopted a Code of Ethics for Senior Financial Officers. The codes of ethics for all employees and for senior financial officers of CNB and the bank are located on the bank’s website at www.cnbwv.com. If CNB or the bank makes substantive amendments to the Code of Ethics or the Code of Ethics for Senior Financial Officers or grants any waiver, including any implicit waiver, that applies to any director or executive officer of CNB or the bank, it will disclose the nature of such amendment or waiver on the website or in a report on Form 8-K in accordance with applicable SEC rules. A copy of CNB’s Code of Ethics covering all employees will be mailed upon request without charge by contacting Rebecca S. Stotler, Senior Vice President/CFO, CNB Financial Services, Inc. 101 South Washington Street, Berkeley Springs, West Virginia 25411, (304) 258-1520.
Item 11. EXECUTIVE COMPENSATION
The information required by this item appears in the 2010 Proxy Statement under the captions, “Compensation Plan,” “Management and Board Matters,” and “Personnel Committee Interlocks and Insider Participation” and is hereby incorporated by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT
The information required by this item is hereby incorporated by reference from our 2010 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance.”
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is hereby incorporated by reference from the 2010 Proxy Statement under the caption, “Certain Transactions with Directors and Officers and Their Associates.”
Item 14. PRINCIPAL ACCOUNTANT’S FEES AND SERVICES
The information required by this item is hereby incorporated by reference from the 2010 Proxy Statement under the caption, “Audit Committee Report.”

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

CNB Financial Services, Inc. (Registrant)

Date February 25, 2010	/s/ Thomas F. Rokisky
Thomas F. Rokisky, President/CEO

Date February 25, 2010	/s/ Rebecca S. Stotler
Rebecca S. Stotler, Vice President/CFO
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 25th February 2010.

Signatures	Title

/s/ Charles S. Trump IV Charles S. Trump IV	Chairman and Director

/s/ Thomas F. Rokisky	President/CEO and Director
Thomas F. Rokisky

/s/ Kenneth W. Apple Kenneth W. Apple	Director

/s/ J. Robert Ayers J. Robert Ayers	Director

/s/ John E. Barker John E. Barker	Director

/s/ Margaret S. Bartles Margaret S. Bartles	Director

/s/ Jay E. Dick Jay E. Dick	Director

/s/ Herbert L. Eppinger Herbert L. Eppinger	Director

/s/ J. Philip Kesecker J. Philip Kesecker	Director

/s/ Jerald McGraw Jerald McGraw	Director

/s/ Martha H. Quarantillo Martha H. Quarantillo	Director

/s/ Arlie R. Yost Arlie R. Yost	Director