Form 10-Q
period 2010-03-31
CNB FINANCIAL SERVICES INC
filed 2010-05-14
CIK 1113336

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Issuer’s telephone number, (304) 258- 1520
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 441,438 shares of common stock, par value $1 per share, as of May 13, 2010.

CNB FINANCIAL SERVICES, INC.
Forward-Looking Statements
     The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-Q including statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In order to comply with the terms of the safe harbor, CNB notes that a variety of factors could cause CNB’s actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements. These factors could include the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may become more unfavorable than expected resulting in reduced credit quality or demand for loans; (4) legislative or regulatory changes could increase expenses; (5) competitors may have greater financial resources and develop products that enable them to compete more successfully than CNB; (6) additional assessments may be imposed by the FDIC; (7) additional expense to the provision for loan losses may be greater than anticipated; (8) loan activity may continue to be soft in the commercial real estate portfolio with very little generation of new loans; and (9) real estate activity for 2010 in the Eastern Panhandle of West Virginia may not improve. Additionally, consideration should be given to the cautionary language contained elsewhere in this Form 10-Q and in the section on “Risk Factors,” Item 1A in the company’s Annual Report to Shareholders on Form 10-K for the fiscal year ended December 31, 2009.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$4,072,478	$5,068,118
Certificates of deposit investments	1,740,137	1,989,017
Securities available for sale (at approximate market value)	73,473,070	72,272,665
Federal Home Loan Bank stock, at cost	2,321,300	2,321,300
Loans and lease receivable, net	191,378,494	194,707,226
Accrued interest receivable	1,396,617	1,334,704
Foreclosed real estate (held for sale), net	548,000	386,500
Premises and equipment, net	5,469,965	5,554,927
Deferred income taxes	1,619,316	1,753,665
Cash surrender value of life insurance	1,607,641	1,601,720
Intangible assets	134,749	162,628
Other assets	1,803,105	2,345,418

TOTAL ASSETS	$285,564,872	$289,497,888

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$43,102,419	$43,381,922
Interest-bearing demand	34,538,187	35,564,826
Savings	26,452,224	24,925,247
Time, $100,000 and over	73,896,033	72,982,196
Other time	75,191,237	75,437,663

	$253,180,100	$252,291,854
Accrued interest payable	1,091,204	1,170,417
FHLB borrowings	1,100,000	6,400,000
Accrued expenses and other liabilities	3,823,693	4,005,322

TOTAL LIABILITIES	$259,194,997	$263,867,593

SHAREHOLDERS’ EQUITY
Common stock, $1 par value; 5,000,000 shares authorized; 458,048 shares issued at March 31, 2010 and December 31, 2009 and 442,804 and 443,648 outstanding at March 31, 2010 and December 31, 2009, respectively	$458,048	$458,048
Capital surplus	4,163,592	4,163,592
Retained earnings	22,903,255	22,476,562
Accumulated other comprehensive income (loss)	(290,284)	(642,839)

	$27,234,611	$26,455,363
Less treasury stock, at cost, 15,244 shares at March 31, 2010 and 14,400 shares at December 31, 2009	(864,736)	(825,068)

TOTAL SHAREHOLDERS’ EQUITY	$26,369,875	$25,630,295

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$285,564,872	$289,497,888

The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended
	March 31,
	2010	2009
INTEREST INCOME
Interest and fees on loans	$3,031,799	$3,268,686
Interest and dividends on securities
U.S. Government agencies and corporations	55,657	80,798
Corporate bonds	61,936	99,220
Mortgage backed securities	308,256	367,733
State and political subdivisions	308,377	157,653
Interest on certificates of deposit	1,455	2,566
Interest on FHLB deposits	54	23
Interest on federal funds sold	1,095	—

	$3,768,629	$3,976,679

INTEREST EXPENSE
Interest on interest bearing demand, savings and time deposits	$1,237,523	$1,259,205
Interest on FHLB borrowings	23,583	86,833

	$1,261,106	$1,346,038

NET INTEREST INCOME	$2,507,523	$2,630,641

PROVISION FOR LOAN LOSSES	455,000	390,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	$2,052,523	$2,240,641

NONINTEREST INCOME
Service charges on deposit accounts	$280,698	$290,575
Other service charges, commissions and fees	207,217	182,478
Other operating income	24,000	77,568
Income from title company	—	1,794
Net gain on sales of loans	4,694	782
Net gain on sales and calls of securities	48,210	33,695
Net gain on sale of other real estate owned	11,489	—
Provision for losses on other real estate owned	(48,000)	(15,000)
Net (loss) on disposal of premises, equpment and software	(166)	—
Net (loss) on sale of repossessed assets	(7,150)	—

	$520,992	$571,892

NONINTEREST EXPENSES
Salaries	$741,737	$689,801
Employee benefits	289,245	295,324
Occupancy of premises	150,175	110,370
Furniture and equipment expense	157,131	160,067
Other operating expenses	728,915	656,191

	$2,067,203	$1,911,753

INCOME BEFORE INCOME TAXES	$506,312	$900,780

PROVISION FOR INCOME TAXES	79,619	269,047

NET INCOME	$426,693	$631,733

BASIC EARNINGS PER SHARE	$0.96	$1.41

The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

					Accumulated
					Other	Total
	Common	Treasury	Capital	Retained	Comprehensive	Shareholders’
	Stock	Stock	Surplus	Earnings	Income	Equity
BALANCE, JANUARY 1, 2009	$458,048	$(570,512)	$4,163,592	$21,015,652	$(1,848,990)	$23,217,790

Comprehensive income:
Net income for three months ended March 31, 2009	—	—	—	631,733	—	631,733
Change in unrealized gains (losses) on securities available for sale (net of tax of $106,923)	—	—	—	—	174,454	174,454

Total Comprehensive Income						806,187

Acquisition of treasury stock, at cost, 1,753 shares	—	(82,991)	—	—	—	(82,991)

BALANCE, MARCH 31, 2009	$458,048	$(653,503)	$4,163,592	$21,647,385	$(1,674,536)	$23,940,986

BALANCE, JANUARY 1, 2010	$458,048	$(825,068)	$4,163,592	$22,476,562	$(642,839)	$25,630,295

Comprehensive income:
Net income for three months ended March 31, 2010	—	—	—	426,693	—	426,693
Change in unrealized gains (losses) on securities available for sale (net of tax of $216,082)	—	—	—	—	352,555	352,555

Total Comprehensive Income						779,248

Acquisition of treasury stock, at cost, 844 shares	—	(39,668)	—	—	—	(39,668)

BALANCE, MARCH 31, 2010	$458,048	$(864,736)	$4,163,592	$22,903,255	$(290,284)	$26,369,875

The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$426,693	$631,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on premises, equipment and software	119,865	127,750
Provision for loan losses	455,000	390,000
Provision for losses on other real estate owned	48,000	15,000
Deferred income taxes	(81,733)	111,851
Net (gain) on sale of securities	(48,210)	(33,695)
Net (gain) loss on sale of real estate owned	(11,358)	—
Decrease in deferred gain on sale of real estate owned	131	—
Loss on disposal of premises, equipment and software	166	—
Net (gain) on loans sold	(4,694)	(782)
Loans originated for sale	(642,100)	(223,000)
Proceeds from loans sold	646,794	223,782
(Increase) decrease in accrued interest receivable	(61,913)	43,094
(Increase) decrease in other assets	572,370	(392,354)
(Decrease) in accrued interest payable	(79,213)	(12,121)
(Increase) in cash surrender value on life insurance in excess of premiums paid	—	(56,854)
(Decrease) in accrued expenses and other liabilities	(181,760)	(236,486)
Amortization of deferred loan (fees) cost	25,400	34,439
Amortization (accretion) of premium and discount on securities	42,585	1,532
Amortization (accretion) of premium and discount on certificates of deposit	—	(132)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,226,023	$623,757

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans, not originated for sale	$2,243,332	$2,043,027
Proceeds from sales of securities	3,686,723	1,319,395
Proceeds from maturities, repayments and calls of securities	2,315,418	6,001,883
Proceeds from maturities of certificates of deposit	249,000	—
Purchases of securities	(6,645,821)	(1,735,224)
Purchases of certificates of deposit	—	(1,237,620)
Purchases of premises, equipment and software	(19,830)	(51,913)
Proceeds from sale of real estate owned	406,858	—
Costs to acquire foreclosed real estate	—	(10,679)
Premiums paid on life insurance	(5,921)	(5,921)

NET CASH PROVIDED BY INVESTING ACTIVITIES	$2,229,759	$6,322,948

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	$220,835	$1,733,789
Net increase in time deposits	667,411	6,812,073
Net (decrease) in FHLB borrowings	(5,300,000)	(13,795,000)
Purchase of treasury stock	(39,668)	(82,991)

NET CASH (USED IN) FINANCING ACTIVITIES	$(4,451,422)	$(5,332,129)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(995,640)	$1,614,576
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,068,118	4,770,724

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,072,478	$6,385,300

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Interest	$1,340,319	$1,333,917
Income taxes	$3,882	$86
Net transfer to foreclosed real estate, held for sale from loans receivable	$605,000	$449,919
Unrealized gain (loss) on investment securities available for sale (net of tax)	$352,555	$174,454
The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Note 1. Basis of Presentation and Contingencies
     In the opinion of CNB Financial Services, Inc. (“CNB” or the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB’s financial condition as of March 31, 2010 and the results of operations for the three months ended March 31, 2010 and 2009, changes in shareholders’ equity and cash flows for the three months ended March 31, 2010 and 2009.
     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in CNB’s Annual Report for the year ended December 31, 2009.
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
     Earnings per share have been computed based on the following weighted average shares outstanding:

	3/31/2010	3/31/2009
Quarter ending	443,629	447,557

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Securities
     The amortized cost and estimated market value of debt securities at March 31, 2010 and December 31, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
     Securities are summarized as follows:

					Weighted
	March 31, 2010				Average
		Gross	Gross	Estimated	Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
Available for sale:
U.S. Government agencies and corporations
Within one year	$1,995,716	$8,023	$—	$2,003,739	4.29%
After 1 but within 5 years	2,002,027	600	4,556	1,998,071	1.60
After 5 but within 10 years	1,730,000	2,226	3,679	1,728,547	2.83

	$5,727,743	$10,849	$8,235	$5,730,357	2.91%

Corporate Bonds
Within one year	$488,969	$2,796	$—	$491,765	3.05%
After 1 but within 5 years	1,473,822	99,728	—	1,573,550	5.87
After 5 but within 10 years	2,506,731	72,660	1,364	2,578,027	5.48

	$4,469,522	$175,184	$1,364	$4,643,342	5.34%

States and political subdivisions
Within one year	$2,283,813	$14,241	$—	$2,298,054	1.93%
After 1 but within 5 years	10,701,278	399,401	—	11,100,679	3.00
After 5 but within 10 years	22,611,357	363,875	59,293	22,915,939	4.19

	$35,596,448	$777,517	$59,293	$36,314,672	3.69%

Mortgage backed securities:
Government issued or guaranteed	$11,983,847	$741,533	$—	$12,725,380	5.32%

Collateralized mortgage obligations:
Government issued or guaranteed	$12,704,344	$361,218	$3,105	$13,062,457	4.12%
Privately issued	1,213,464	—	216,602	996,862	7.90

	$13,917,808	$361,218	$219,707	$14,059,319	4.45%

Total securities available for sale	$71,695,368	$2,066,301	$288,599	$73,473,070	4.15%

Restricted:
Federal Home Loan Bank stock	$2,321,300	$—	$—	$2,321,300	—%

Certificates of deposit	$1,740,000	$167	$30	$1,740,137	0.30%

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Securities (continued)

					Weighted
	December 31, 2009				Average
		Gross	Gross	Estimated	Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
Available for sale:
U.S. Government agencies and corporations
Within one year	$864,592	$18,441	$—	$883,033	3.68%
After 1 but within 5 years	2,006,039	1,077	17,468	1,989,648	1.60
After 5 but within 10 years	5,742,908	29,965	22,737	5,750,136	3.27

	$8,613,539	$49,483	$40,205	$8,622,817	2.92%

Corporate Bonds
Within one year	$252,711	$—	$7,614	$245,097	6.76%
After 1 but within 5 years	1,490,853	47,318	7,029	1,531,142	4.84
After 5 but within 10 years	2,997,344	57,064	19,138	3,035,270	5.60

	$4,740,908	$104,382	$33,781	$4,811,509	5.42%

States and political subdivisions
Within one year	$2,898,507	$19,824	$—	$2,918,331	1.92%
After 1 but within 5 years	9,567,178	314,547	357	9,881,368	2.98
After 5 but within 10 years	19,656,673	216,197	139,565	19,733,305	4.20

	$32,122,358	$550,568	$139,922	$32,533,004	3.63%

Mortgage backed securities:
Government issued or guaranteed	$12,775,369	$640,601	$—	$13,415,970	5.35%

Collateralized mortgage obligations:
Government issued or guaranteed	$11,489,702	$346,900	$21,947	$11,814,655	4.12%
Privately issued	1,321,605	—	246,895	1,074,710	7.17

	$12,811,307	$346,900	$268,842	$12,889,365	4.43%

Total securities available for sale	$71,063,481	$1,691,934	$482,750	$72,272,665	4.12%

Restricted:
Federal Home Loan Bank stock	$2,321,300	$—	$—	$2,321,300	—%

Certificates of deposit	$1,989,000	$209	$192	$1,989,017	0.33%

     The fair value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $25,016,579 at March 31, 2010 and $24,761,434 at December 31, 2009.
     Proceeds from sales of securities available for sale (excluding maturities and calls) during the three months ended March 31, 2010 and 2009 were $3,686,723 and $1,319,395, respectively. Gross gains (losses) of $49,547 and $(1,234) during the three months ended March 31, 2010 on respective sales of securities and $33,695 and $(0) for the three months ended March 31, 2009 were realized on the respective sales. Gross gains (losses) of $0 and ($103) and $0 and ($0) during the three months ended March 31, 2010 and 2009, respectively were realized on called securities.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Securities (continued)
     The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009.
     Securities are summarized as follows:

	March 31, 2010
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$504,781	$1,364	$—	$—	$504,781	$1,364

U.S. Government agencies and corporations	2,223,853	8,235	—	—	2,223,853	8,235

State and political subdivisions	4,395,557	48,394	737,455	10,899	5,133,012	59,293

Collateralized mortgage obligations:
Government issued or guaranteed	460,278	1,504	347,567	1,601	807,845	3,105
Privately issued	—	—	996,862	216,602	996,862	216,602

Certificates of deposit	499,970	30	—	—	499,970	30

Total temporarily impaired securities	$8,084,439	$59,527	$2,081,884	$229,102	$10,166,323	$288,629

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$990,185	$19,138	$723,796	$14,643	$1,713,981	$33,781

U.S. Government agencies and corporations	3,207,366	40,205	—	—	3,207,366	40,205

State and political subdivisions	8,689,560	124,471	929,785	15,451	9,619,345	139,922

Collateralized mortgage obligations:

Government issued or guaranteed	1,995,305	19,204	370,595	2,742	2,365,900	21,946
Privately issued	—	—	1,074,651	246,896	1,074,651	246,896

Certificates of deposit	499,808	192	—	—	499,808	192

Total temporarily impaired securities	$15,382,224	$203,210	$3,098,827	$279,732	$18,481,051	$482,942

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Loans and Leases Receivable
     Major classifications of loans at March 31, 2010 and December 31, 2009, were as follows:

	March 31,	December 31,
	2010	2009
Loans:
Real estate	$128,080,036	$129,509,117
Commercial real estate	43,082,956	43,972,033
Consumer	16,141,666	16,683,611
Commercial	7,135,301	7,276,430
Overdrafts	105,119	203,337

	$194,545,078	$197,644,528

Leases	549,736	585,393

	$195,094,814	$198,229,921
Net deferred loan fees, costs, premiums and discounts	376,817	380,025
Allowance for loan losses	(4,093,137)	(3,902,720)

	$191,378,494	$194,707,226

     An analysis of the allowance for possible loan losses is as follows:

	March 31,		December 31,
	2010	2009	2009
Balance, Beginning	$3,902,720	$2,751,386	$2,751,386
Provision charged to operations	455,000	390,000	1,852,726
Recoveries	23,449	110,923	116,135
Loans charged off	(288,032)	(439,726)	(817,527)

Balance, Ending	$4,093,137	$2,812,583	$3,902,720

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Loans and Leases Receivable (continued)
     The following is a summary of information pertaining to impaired loans:

	March 31,		December 31,
	2010	2009	2009
Impaired loans without a valuation allowance	$—	$—	$—
Impaired loans with a valuation allowance (1)	839,116	1,196,521	935,785

Total impaired loans	$839,116	$1,196,521	$935,785

Valuation allowance related to impaired loans	$175,945	$348,983	$235,073

(1)	Some of these loans have government agency guarantees reducing the bank’s exposure by $24,389 for
     March 31, 2010, $51,153 at March 31, 2009 and $31,379 for December 31, 2009

	March 31,		December 31,
	2010	2009	2009
Average investment in impaired loans	$1,017,819	$1,211,795	$1,081,427

Interest income recognized on impaired loans	$11,453	$14,143	$56,662

Interest income recognized on a cash basis on impaired loans	$11,453	$14,143	$56,662

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

	March 31,		December 31,
	2010	2009	2009
Foreclosed real estate (other real estate owned)	$548,000	$698,898	$386,500
Impaired loans, not on nonaccrual	812,017	913,679	826,658
Nonaccrual loans, impaired (1)	27,099	282,842	109,127
Nonaccrual loans, not impaired	1,096,539	460,117	1,456,367
Loans past due 90 days or more still accruing interest	—	—	—

Total non-performing assets	$2,483,655	$2,355,536	$2,778,652

(1)	Some of these loans have government agency guarantees reducing the bank’s exposure by $24,389 at March 31, 2010, $51,153 at March 31, 2009 and $31,379 at December 31, 2009.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4. Time Deposits
     At March 31, 2010, the scheduled maturities of time deposits are as follows:

	Time Deposits	All Time
	$100,000 and Over	Deposits
Within 3 months	$10,238,722	$17,873,031
3 months thru 6 months	3,399,632	8,250,881
6 months thru 12 months	35,625,137	60,569,931
Over 12 months	24,632,542	62,393,427

	$73,896,033	$149,087,270

Note 5. Federal Home Loan Bank Borrowings

	March 31,		December 31,
	2010	2009	2009
Federal Home Loan Bank advances	$1,100,000	$11,650,000	$6,400,000
     CNB Bank, Inc. is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh and, as such, can take advantage of the FHLB program for overnight and term advances at published daily rates. At March 31, 2010, the Bank has long term advances with FHLB. Under the terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying mortgages and US government agencies and mortgage-backed securities. In addition, all of the Bank’s stock in the FHLB is pledged as collateral for such debt. Term advances available under this agreement are limited by available and qualifying collateral and the amount of FHLB stock held by the borrower.
Note 6. Pension Plan
     CNB Bank, Inc. has an obligation under a defined benefit plan covering all eligible employees. See Note 11 “Pension Plan” to our consolidated financial statements in our most recently filed Annual Report on Form 10-K for further information.
     The components of net periodic plan cost charged to operations are as follows:

	March 31,
	2010	2009
Service cost	$65,133	$59,100
Interest cost	86,445	79,062
Expected return on plan assets	(86,655)	(81,877)
Amortization of prior service costs	3,086	3,086
Recognized net actuarial loss	21,531	18,321

Net periodic plan cost	$89,540	$77,692

     Employer contributions paid during the periods ended March 31, 2010 and 2009 were $304,000 and $477,092, respectively.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Supplemental Retirement Plan
     On January 2, 2004, the Bank entered into a nonqualified supplemental retirement benefit agreement with the President which when fully vested would pay the President or his beneficiary an amount of $30,000 per year for 10 years beginning September 11, 2011, if he retires on or after May 29, 2011. Termination of employment prior to that date other than by reasons of death or disability will result in a reduced benefit. The expense for the three months ended March 31, 2010 and 2009 was $2,760 and $9,856, respectively.
Note 8. Health Insurance Plan
     Effective January 1, 2005, the Bank changed its health insurance program to a high deductible plan and concurrently established health reimbursement accounts for each employee in the plan. The Bank has committed to fund $750 for each participant in 2010 and 2009. The expense incurred for the health reimbursement accounts for the nine months ended March 31, 2010 and 2009 was $12,881 and $13,388, respectively.
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
     The following describes the valuation techniques used by CNB to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:
     Securities available for sale and certificates of deposit investments
     Securities available for sale and certificates of deposit investments are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. At March 31, 2010, all of CNB’s securities and certificates of deposit investments are considered to be Level 2 investments.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Fair Value Measurements (continued)
          The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:
Valuation of our Financial Instruments by Fair Value Hierarchy Levels — Recurring Basis

	March 31, 2010
	(In Thousands)
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. government agencies and corporations	$5,730	$—	$5,730	$—
Corporate bonds	4,643	—	4,643	—
State and municipal securities	36,315	—	36,315	—
Residential mortgage-backed securities	12,726	—	12,726	—
Collateralized mortgage obligations	14,059	—	14,059	—
Certificates of deposit investments	1,740	—	1,740	—

	December 31, 2009
	(In Thousands)
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. government agencies and corporations	$8,623	$—	$8,623	$—
Corporate bonds	4,812	—	4,812	—
State and municipal securities	32,533	—	32,533	—
Residential mortgage-backed securities	13,416	—	13,416	—
Collateralized mortgage obligtions	12,889	—	12,889	—
Certificates of deposit investments	1,989	—	1,989	—
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
          The following describes the valuation techniques used by CNB to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
     Loans held for sale
          These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Loans held for sale are required to be measured at lower of cost or fair value. Under ASC Topic 820, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At March 31, 2010, CNB did not have any loans held for sale.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Fair Value Measurements (continued)
     Impaired loans
          Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.
          Certain assets such as other real estate owned are measured at the lower of cost or fair value less the cost to sell. Management believes that the fair value component in its valuation follows the provisions of ASC Topic 820. CNB had no fair value measurement adjustments to impaired loans during the quarter ended March 31, 2010.
     Other Real Estate Owned
          Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. CNB had $48,000 of fair value adjustments during the quarter ended March 31, 2010 and $130,800 of fair value adjustments during the year ended December 31, 2009 resulting from the inability to sell a property at its appraised value. We believe that the fair value component in its valuation follows the provisions of ASC Topic 820.
          The following table summarized CNB’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis during the period.
Valuation of our Financial Instruments by Fair Value Hierarchy Levels — Non-recurring Basis

March 31, 2010
(In Thousands)
Quoted
Prices In
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Recognized
		Assets	Inputs	Inputs	Gains
Description	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets:
Impaired loans, net of government agency guarantees and reserve for losses	$639	$—	$639	$—	$—
Other real estate owned	$548	$—	$548	$—	$(37)

December 31, 2009
(In Thousands)
Quoted
Prices In
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Recognized
		Assets	Inputs	Inputs	Gains
Description	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets:
Impaired loans, net of government agency guarantees and reserve for losses	$669	$—	$669	$—	$—
Other real estate owned	$387	$—	$387	$—	$(149)

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
          The estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash, due from banks and federal funds sold	$4,072,478	$4,072,478	$5,068,118	$5,068,118
Securities available for sale	73,473,070	73,473,070	72,272,665	72,272,665
Loans	191,378,494	187,823,331	194,707,226	191,450,941
Accrued interest receivable	1,396,617	1,396,617	1,334,704	1,334,704
Financial Liabilities:
Demand deposits	$104,092,830	$104,092,830	$103,871,995	$103,871,995
Time deposits	149,087,270	152,745,573	148,419,859	157,634,463
Accrued interest payable	1,091,204	1,091,204	1,170,417	1,170,417
FHLB borrowings	1,100,000	1,100,000	6,400,000	6,400,000
Off-Balance Sheet
Financial Instruments:
Letters of credit	$—	$250	$—	$—
Note 10. Recently Issued Accounting Standards
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
          ASC Topic 320 — Investments — Debt and Equity Securities (FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments) (ASC 320). This accounting guidance was originally issued in April 2009 and is now included in ASC 320. The guidance amends the previous other-than-temporary impairment (OTTI) guidance for debt securities and included additional presentation and disclosure requirements for both debt and equity securities. The guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance requires an adjustment to retained earnings and other comprehensive income (OCI) in the period of adoption to reclassify non-credit related impairment to OCI for debt securities that the Company does not intend to sell (and will not more likely than not be required to sell). CNB adopted this topic in the second quarter 2009, however, the adoption had no material impact on its consolidated financial statements.
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
          In September 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-12 (ASU 2009-12), “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent).” ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. CNB does not expect the adoption of ASU 2009-12 to have a material impact on its consolidated financial statements.
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
          In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, “Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers.” Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.
          Accounting Standards Update (ASU) 2010-1 — Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash-a consensus of the FASB Emerging Issues Task Force. ASU 2010-1 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-1 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. CNB does not expect the adoption of ASU 2010-1 to have a material impact on its consolidated financial statements.
          Accounting Standards Update (ASU) 2010-2 — Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-2 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures. ASU 2010-2 is effective beginning in the period that an entity adopts Statement 160. If an entity has previously adopted Statement 160, ASU 2010-2 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted. CNB does not expect the adoption of ASU 2010-2 to have a material impact on its consolidated financial statements.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10. Recently Issued Accounting Standards (continued)
          Accounting Standards Update (ASU) 2010-5 — Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-5 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. CNB does not expect the adoption of ASU 2010-5 to have a material impact on its consolidated financial statements.
          Accounting Standards Update (ASU) 2010-9— Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-9 amends Topic 855 to exclude SEC reporting entities from the requirement to disclose the date on which subsequent events have been evaluated. In addition, it modifies the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively. The amendments are generally effective immediately, but with respect to the requirement that conduit obligors evaluate subsequent events through the date the financial statements are issued, the effective date is for interim or annual reporting periods ending after June 15, 2010. CNB has adopted ASU 2010-9 with no material impact on the consolidated financial statements.
          In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-4 (ASU 2010-4) Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-4 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements — subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. CNB does not expect the adoption of ASU 2010-4 to have a material impact on its consolidated financial statements.
          In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-8, Technical Corrections to Various Topics. ASU 2010-8 clarifies guidance on embedded derivatives and hedging. ASU 2010-8 is effective for interim and annual periods beginning after December 15, 2009. CNB does not expect the adoption of ASU 2010-8 to have a material impact on its consolidated financial statements.
Note 11. Subsequent Events
          The Company has evaluated events and transactions subsequent to March 31, 2010 through the date these consolidated financial statements were included in this Form 10-Q and filed with the SEC. Based on the definitions and requirements of Generally Accepted Accounting Principles, we have identified an event that has occurred subsequent to March 31, 2010, that require recognition or disclosure in the consolidated financial statements. On May 3, 2010, the bank entered into employment contracts with the President/Chief Executive Officer, Executive Vice President/Chief Operations Officer, Senior Vice President/Chief Financial Officer and Senior Vice President/Chief Lending Officer.

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
          The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three months ended March 31, 2010 and 2009. This discussion may include forward-looking statements based upon management’s expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion and have based all average balances on daily averages.
CRITICAL ACCOUNTING POLICIES
          CNB has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of CNB’s consolidated financial statements. The significant accounting policies of CNB are described in “Item 1, Critical Accounting Policies” and Note 1: Summary of Significant Accounting Policies of the Consolidated Financial Statements on Form 10-K as of December 31, 2009, and along with the disclosures presented in other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers to be critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgment and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.
          CNB views the determination of the allowance for loan losses as a critical accounting policy that requires the most significant judgments, assumptions and estimates used in the preparation of its consolidated financial statements. For a more detailed discussion on the allowance for loan losses, see Nonperforming Loans and Allowance For Loan Losses in the Management’s Discussion and Analysis and Allowance for Loan Losses in Note 1: Summary of Significant Accounting Policies and Note 4: Loans and Leases Receivable in the Notes to Consolidated Financial Statements in the Form 10-K for December 31, 2009.

EARNINGS SUMMARY
          Net income for the three months ended March 31, 2010 was $427,000 or $0.96 per share compared to $632,000 or $1.41 per share for the same period in 2009. Annualized return on average assets and average equity were .6% and 6.7% respectively, for the three months ended March 31, 2010, compared with 0.9% and 10.9%, respectively, for the three months ended March 31, 2009.
          Earnings projections for the remainder of 2010 are expected to be impacted by the continued slowing in the Bank’s loan demand and poor economic conditions. The Bank is anticipating an additional expense of approximately $990,000 to the provision for loan losses for the remainder of 2010 due to the continued foreclosure activity, increased number of impaired loans and loans with weaknesses. Another significant factor affecting the 2010 net income are increased expenses related to the FDIC insurance regular assessment. The Federal Reserve amended Regulation E to require financial institutions to obtain a specific opt-in consent from customers in order for the institution to be able to pay into overdraft and charge an overdraft fee whenever a customer’s ATM transactions and one-time debit card transactions, such as point-of-sale transactions, cause an account to go into overdraft. This amendment will have an impact on the bank’s overdraft fee income in 2010.
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
          Net interest income for the three months ended March 31, 2010 decreased by $123,000 or 4.7% over the same period in 2009. Interest income for the three months ended March 31, 2010 decreased by $208,000 or 5.2% compared to the same period in 2009, while interest expense decreased by $85,000 or 6.3% during the three months ended March 31, 2010, as compared to the same period in the prior year.
          During the first quarter of 2010, the average balance of interest bearing liabilities, net of the average balance of borrowings, increased at a faster pace than the average balance of interest earning assets increased, the interest expense paid on the liabilities decreased at a slower pace than the interest earned on the assets resulting in a decrease in net interest income for the three month period ending March 31, 2010. The 45 basis point decrease in rates earned on average interest earning assets offset by a 20 basis point decrease in rates paid on average interest bearing liabilities contributed to the 25 basis point decrease in the net interest margin while the ratio of net interest income to average interest earning assets also decreased by 27 basis points.
          For the three month period ending March 31, 2010 compared to the same periods in 2009, CNB experienced an increase in the average balance of interest earning assets of $8.2 million along with a shift in the composition of the interest earning assets. The increase in the average balance of interest earning assets is a result of higher balances in the lower yielding federal funds sold, certificates of deposit investments and investment securities with a strong emphasis in tax exempt securities offset by a decrease in the average balance on loans. The reason for the decrease in the average balance on loans was due to the continued slow housing market and the overall lower loan demand. Along with the shift to lower yielding interest earning assets was the decrease in the yields of all earning assets. These factors impacted the 45 basis point decrease in the average interest earned on these assets for the three month period ending March 31, 2010.
          For the three month period ending March 31, 2010 compared to the same period in 2009, CNB experienced an increase in the average balance of interest bearing liabilities. Although, each interest bearing deposit category has shown growth in aggregate of $16.6 million during the three month period ending March 31, 2010 compared to the same period in 2009 except for money market accounts, the decrease in the average balance of borrowings of $13.7 million overshadowed the increases in the deposits. The full impact of the increase in average interest bearing deposit accounts was reduced by the decreased average balance of borrowings the bank held during this same period. During the aforementioned time frames, the Bank has also experienced lower rates paid on these interest bearing liabilities. These factors impacted the 20 basis point decrease in the average interest paid on these liabilities for the three month period ending March 31, 2010.
          See Table 1 — Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential.
          The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities.

TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

	MARCH 31, 2010			MARCH 31, 2009
	QTR			QTR
	AVERAGE	QTR	YIELD/	AVERAGE	QTR	YIELD/
	BALANCE	INTEREST	RATE(4)	BALANCE	INTEREST	RATE(4)
			(IN THOUSANDS OF DOLLARS)
Interest earning assets:
Federal funds sold	$971	$1	0.13%	$—	$—	0.00%
Certificates of deposit	1,876	1	0.21	779	2	1.03
Securities:
Taxable	46,104	500	4.34	44,952	551	4.90
Tax-exempt (1)	28,729	235	4.96	17,360	155	5.41
Loans (net of unearned interest) (2)(5)(6)	196,625	2,997	6.10	202,981	3,218	6.34

Total interest earning assets (1)	$274,305	$3,734	5.45%	$266,072	$3,926	5.90%

Nonearning assets:
Cash and due from banks	$4,454			$5,957
Bank premises and equipment, net	5,524			5,810
Other assets	7,622			6,229
Allowance for loan losses	(4,041)			(2,916)

Total assets	$287,864			$281,152

Interest bearing liabilities:
Savings deposits	$25,484	$6	0.09%	$24,121	$10	0.17%
Time deposits	148,990	1,201	3.22	133,451	1,215	3.64
NOW accounts	22,698	26	0.46	21,047	25	0.48
Money market accounts	11,191	4	0.14	13,220	9	0.27
Borrowings	5,962	24	1.61	19,683	87	1.77

Total interest bearing liabilities	$214,325	$1,261	2.35%	$211,522	$1,346	2.55%

Noninterest bearing liabilities:
Demand deposits	$43,115			$40,843
Other liabilities	4,967			5,576
Shareholders’ equity	25,457			23,211

Total liabilities and shareholders’ equity	$287,864			$281,152

Net interest income (1)		$2,473			$2,580

Net interest spread (3)			3.10%			3.35%

Net interest income to average interest earning assets (1)			3.61%			3.88%

(1)	Yields are expressed on a tax equivalent basis using a 34% tax rate.

(2)	For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.

(3)	Net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Yields/Rates are expressed on an annualized basis.

(5)	Interest income on loans excludes fees of $35,455 in 2010 and $50,841 in 2009.

(6)	Interest income on loans includes fees of $16,599 in 2010 and $24,717 in 2009 from student loans and lease receivables.

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
          The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended March 31, 2010 and March 31, 2009 amounted to $455,000 and $390,000, respectively. While nonperforming assets have increased from the same period in 2009 and foreclosure activity remains constant, past due loans have decreased from 3.3% of total loans as of March 31, 2009 to 2.5% of total loans as of March 31, 2010. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require an adjustment to the reserves as a result of their examination of the Bank. See “Nonperforming Assets and Allowance for Loan Losses” for further discussion.
NONINTEREST INCOME
          Noninterest income for the three months ended March 31, 2010 decreased $51,000 or 8.9% to $521,000 from $572,000. The decrease in noninterest income for the three months ended March 31, 2010 is partially a result of decreases in overdraft account fees and miscellaneous income offset by an increase in debit card fee income, ATM fee income and trust income. The decrease in fees related to overdrafts is a result of the Bank’s customer base being much more aware of the status of their deposit accounts and proactive in keeping these accounts in a satisfactory condition. The decrease in miscellaneous income is due to the receipt of life insurance proceeds in 2009 due to the death of one of the bank’s Board of Directors. In 2009, the bank received $194,184 in a death benefit, $135,326 of which was recorded in assets as cash surrender value. The difference of $58,858 was reflected in other operating income as of March 31, 2009. The increase in debit card and ATM fee income is a direct result of an increase in the interchange rates for the bank’s ATM/debit card network provider along with increased usage by our customers. Trust fee income increased $3,000 due to a 14% increase in the balance of trust assets during this time frame.
          Other factors impacting the decrease in noninterest income is the loss on sale of repossessed assets of $7,200 along with in 2009 the bank recorded income of $1,800 from the title company. The title company was dissolved on August 31, 2009.
          Other factors offsetting the decrease in noninterest income for the three months ended March 31, 2010 is an increase in 2010 in the gain on sale of other real estate owned by $11,000 offset by a larger provision for losses on other real estate owned of $33,000. Larger gains were recorded in 2010 on the sale of investment securities. A larger volume of loans were sold during the first quarter of 2010 compared to the same period in 2009 increasing the gain recorded on these loans sold from $800 to $4,700.
NONINTEREST EXPENSES
          Noninterest expenses for the three months ended March 31, 2010, increased $155,000 or 8.1%. The most significant factor leading to the increase in noninterest expenses for the three month periods ending March 31, 2010 is the increased FDIC assessment. The three year prepayment of the FDIC assessment was payable on December 31, 2009 and totaled $1.5 million. The monthly assessment expense for the first quarter of 2010 was $123,000 compared to $62,000 in the first quarter of 2009.
          Salaries increased by $52,000 for the three months ending March 31, 2010 due to normal merit increases which accounted for $12,000 and a decrease in the deferred loan costs of $40,000. These deferred costs are based on loan volumes and during the first quarter of 2010 the loan demand was very soft. Consumers are concentrated on decreasing their current debt instead of taking on more debt. Employee benefits decreased during this same time period due to a decrease in the 401k expense and the supplemental non qualified retirement benefit plan expense. The 401k expense is down due to the expected decrease in employer contributions for 2010 compared to 2009. Most all other employee benefit accounts have decreased with the exception of the pension plan, unemployment taxes expense and post retirement expense.
          The increase of $40,000 in other occupancy expense for the three months ended March 31, 2010 is mainly a result of the cost of snow removal at all six bank locations in the Eastern Panhandle of West Virginia and in Hancock, Maryland during the first quarter of 2010 along with the increased cost of building supplies.
          The increase of $73,000 in other operating expenses for the three months ended March 31, 2010, is due to increases in the Bank’s FDIC assessment fee, data processing expenses and debit card expense offset by decreases in marketing expense and ATM expense. The three year prepayment of the FDIC assessment was payable on December 31, 2009 and totaled $1.5 million. The monthly assessment expense for the first quarter of 2010 was $123,000 compared to $62,000 in the first quarter of 2009. Data processing expense increased due to the expenses related to the monthly outsourcing charges of the Bank’s data processing system. The increase in the bank’s debit card expense is related to the cost of the fraud monitoring monthly fee being assessed by the bank’s software vendor to this account. For the first nine months of 2009, this monthly fee was being assessed to ATM expense causing this account in the first quarter of 2010 to show a decrease over the first quarter of 2009. Beginning in 2009, the bank scaled back its newspaper advertising along with basically all of its marketing expenditures and the trend continued into the first quarter of 2010. The bank continues to be in a cost cutting mode and continues to reduce non essential expenses to a minimum.
INCOME TAXES
          The bank’s provision for income taxes decreased $189,000 or 70.4% to $80,000 for the three months ended March 31, 2010. The effective tax rates for the first quarter of 2010 and 2009 were 15.7% and 29.9%, respectively. The effective tax rate for the quarter ending March 31, 2010 is lower due in part to a significant increase in tax exempt interest income and an adjustment to deferred tax liability related to the bank changing its estimate of the likelihood of the taxability for the cash surrender value life insurance related to the deferred compensation plan. The bank’s income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities and loans, and non-deductible expenses, such as life insurance premiums.
FINANCIAL CONDITION
          The bank’s total assets as of March 31, 2010 decreased $3.9 million or 1.4% to $285.6 million from December 31, 2009 due primarily to a $3.3 million decrease in loans, a $996,000 decrease in cash and due from banks, a $249,000 decrease in certificates of deposit investments and a $542,000 decrease in other assets offset by a $1.2 million increase in investment securities The Bank’s total liabilities decreased $4.7 million or 1.8% to $259.2 million from December 31, 2009 due to a $5.3 million decrease in borrowings offset by a $888,000 increase in deposits. Shareholders’ equity increased $740,000 to $26.4 million at March 31, 2010, due to net income of $427,000 and a $353,000 increase in accumulated other comprehensive income offset by stock repurchases of $40,000. The $353,000 increase in accumulated other comprehensive income is a direct result of the increase in market value of available for sale securities. The components of accumulated other comprehensive income at March 31, 2010 and December 31, 2009, were unrealized gains and losses on available for sale securities, net of deferred income taxes and unrecognized pension costs, net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results unless the securities are actually sold.
          During the third quarter 2007, the Bank instituted a stock repurchase program to repurchase issued shares of common stock of CNB Financial Services, Inc. Through this program as of March 31, 2010, the Bank has repurchased 15,244 shares of CNB Financial Services, Inc. common stock reducing shareholders’ equity by $864,736.
LOAN PORTFOLIO
          At March 31, 2010, total loans decreased $3.3 million or 1.7% to $191.4 million from $194.7 million at December 31, 2009. All loan categories showed decreases during the first quarter of 2010. In general, several reasons have caused this decline in the loan demand. The overall economy and the financial uncertainty surrounding it along with unemployment has increased while housing prices have declined. Customers are concentrated on paying off their debt instead of borrowing additional funds. During this unstable economy, the bank has tightened its credit standards and is performing more rigorous underwriting standards. Although the bank’s lending officers continue to be proactive in their marketing effort in the bank’s lending area, the uncertainty of the current financial position of prospective bank customers have caused a deficiency in the officer calls made to these prospective clients during the first quarter of 2010.
          During the first quarter of 2010, real estate loans outstanding decreased by $1.4 million. Beyond the factors already explained, another factor impacting the decrease was CNB originated and sold $642,000 of loans to secondary market investors. CNB began selling all fixed rate mortgage loans to secondary market investors in January 2007. An additional factor impacting the decrease in real estate loans were the foreclosures of five loans during the first three months of 2010.

NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES
          Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, impaired loans and foreclosed real estate. The following table summarized the Bank’s nonperforming assets as of the periods shown:

	March 31,		December 31,
	2010	2009	2009
Impaired loans, not on nonaccrual	812,017	913,679	826,658
Nonaccrual loans, impaired (1)	27,099	282,842	109,127
Nonaccrual loans, not impaired	1,096,539	460,117	1,456,367
Loans past due 90 days or more still accruing interest	—	—	—

Total non-performing loans	$1,935,655	$1,656,638	$2,392,152

Foreclosed real estate (other real estate owned)	$548,000	$698,898	$386,500

Total nonperforming assets	$2,483,655	$2,355,536	$2,778,652

Nonperforming loans/Total loans	1.01%	0.84%	1.23%
Nonperforming assets/Total assets	0.87%	0.85%	0.96%
Allowance for loan losses/Total loans	2.14%	1.42%	2.00%

(1)	Some of these loans have government agency guarantees reducing the bank’s exposure by $24,389 at March 31, 2010, $51,153 at March 31, 2009 and $31,379 at December 31, 2009.
          As of March 31, 2010, there are nine loans considered to be impaired with a balance of $815,000 (net of government agency guarantees) and a specific allowance of $161,000. As of March 31, 2010, management is aware of forty four borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $9.6 million. A specific allowance of $1.2 million related to these loans has been established as part of the allowance for loan losses. The Bank continues to experience additional foreclosures in its mortgage loan portfolio. Although the Bank’s mortgage loan portfolio is well secured, if the Bank needs to go to foreclosure on a property, the value of the property may possibly be less than the current appraised value considering the current real estate market. In turn, the Bank may begin to see future write downs on foreclosed properties.
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
          The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. During the first quarter, the Bank considered the general economic conditions in its market area and the significant slowdown in the residential housing market. At March 31, 2010, the Bank had outstanding loans for the development of residential property including loans for spec homes and subdivisions totaling $13.9 million with an additional undisbursed commitment of $2.2 million. At March 31, 2010 and December 31, 2009, the allowance for loan losses totaled $4.1 million and $3.9 million, respectively. The allowance for loan losses as a percentage of loans was 2.1% as of March 31, 2010 and 2.0% as of December 31, 2009.

     An analysis of the allowance for loan losses is summarized below:

	March 31,		December 31,
	2010		2009
		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
In thousands	Amount	Total Loans	Amount	Total Loans
Commercial, financial and agriculture	$1,622	26%	$1,428	26%
Real estate — residential mortgage	1,641	66	1,613	66
Installment and other	500	8	483	8
Impaired loans	176	—	235	—
Unallocated	154	N/A	144	N/A

Total	$4,093	100%	$3,903	100%

DEPOSITS
          The Bank’s deposits increased $888,000 during the three months ended March 31, 2010. This increase was reflected in the savings and certificates of deposit over $100,000 categories. Although the bank continues to experience increased customer activity in the deposit area over the past three months, demand accounts showed a decrease. Customers are unable to maintain the cushion in their demand accounts as in the past causing the balances to decrease. The bank has seen a shift from interest bearing demand to non interest bearing demand due to the inability to maintain the minimums required and avoidance of minimum balance service charge fees. Although money market accounts showed slight growth, the growth is from deposits to preexisting accounts and not the creation of new relationships. Factors affecting the shift between certificates of deposit and certificates of deposit over $100,000 are the increase in IRA rollovers by customers from their qualified retirement plans and the continued growth of our Washington County, Maryland branch from the proactive approach of management in establishing new customer relationships to the continued trust of existing customers as deposits are made to certificates of deposit accounts. The Bank’s 36-month Ultimate Certificates of Deposit continues to be the certificate of choice for customers. The Bank’s 36-month Ultimate Certificate of Deposit allows the customer to withdraw all or a portion of the certificate of deposit on the first or second year anniversary date without penalty and deposits may be made to this CD at any time. Offsetting these increases in certificates of deposit over $100,000 was the maturity in February 2010 of $500,000 in certificate of deposit funds from the State of WV Treasurer’s office. This certificate of deposit carried an interest rate of         .351%.
CAPITAL RESOURCES
          Shareholders’ equity increased $740,000 or 2.9% during the first three months of 2010 due to $427,000 in net income and a $353,000 increase in accumulated other comprehensive income offset by stock repurchases of $40,000.
          During the third quarter 2007, the Bank instituted a stock repurchase program to repurchase issued shares of common stock of CNB Financial Services, Inc. Through this program as of March 31, 2010, the Bank has repurchased 15,244 shares of CNB Financial Services, Inc. common stock reducing shareholders’ equity by $864,736.
          The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was “well capitalized” at March 31, 2010. The following table summarizes, as of March 31, 2010, the Bank’s capital ratios.

	Components	Actual	Required
	of Capital	Ratio	Ratio
Tier 1 Capital	$26,212	9.1%	4.0%
Total Risk Based Capital	$28,388	16.5%	8.0%

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
          The objective of the Bank’s liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank’s liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold which totaled $73.5 million, or 25.7% of total assets at March 31, 2010. In addition, liquidity may be generated through loan repayments, FHLB borrowings and over $6.5 million of available borrowing arrangements with correspondent banks. At March 31, 2010, management considered the Bank’s ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $1.2 million of cash from operations in the first three months of 2010, which compares to $626,000 during the same time period in 2009. Additional cash of $2.2 million was provided by net investing activities through March 31, 2010, which compares to $6.3 million for the first three months of 2009. Net cash used in financing activities totaled $4.5 million during the first three months of 2010, which compares to $5.3 million during the same time period in 2009. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.
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
          In analyzing interest rate sensitivity for policy measurement, the Bank compares its forecasted earnings in both a “high rate” and “low rate” scenario to a base-line scenario. The Bank’s base-line scenario is its estimated most likely path for future short-term interest rates over the next 12 months. The “high rate” and “low rate” scenarios assumes 100 through 300 basis point increases or decreases in the prime rate from the beginning point of the base-line scenario over the most current 12-month period. The Bank’s policy limit for the maximum negative impact on earnings resulting from “high rate” or “low rate” scenarios is 10 percent. The policy measurement period is 12 months in length, beginning with the first month of the forecast.
          The Bank’s base-line scenario holds the prime rate constant at 3.25 percent through March 2011. Based on the April 2010 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing and decreasing interest rate scenario.
CONTRACTUAL OBLIGATIONS
          There were no other material changes outside the normal course of business to the quantitative and qualitative disclosures about contractual obligations previously reported on Form 10-K for the year ended December 31, 2009. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in the Form 10-K for December 31, 2009 for a detailed discussion.

ITEM 4. CONTROLS AND PROCEDURES
          The Company’s chief executive officer and chief financial officer, based on their evaluation as of the end of the reporting period of this quarterly report of the Company’s disclosure controls and procedures (as defined in Rule 13 (a) – 14 (c) of the Securities Exchange Act of 1934), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13 (a) – 14 (c) and timely, alerting them to material information relating to the Company required to be included in the Company’s filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.
          There have been no changes in the Company’s internal controls over financial reporting in the fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
There are no material legal proceedings to which CNB or its subsidiary is a party, or to which any of their property is subject. However, CNB is involved in various legal proceedings occurring in the ordinary course of business.
Item 1a. Risk Factors
There have been no material changes to CNB’s risk factors since these factors were previously disclosed in CNB’s annual report on Form 10-K for the period ended December 31, 2009.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

			Total Number of Shares	Maximum Number of Shares
	Total Number		Purchased	that may yet be purchased
	of Shares	Average Price	as Part of Publicly Announced	under
Period	Purchased	Paid per Share	Plans or Programs	the Plans or Programs
Beginning balance December 31, 2009			14,400	31,405

January 1, 2010 January 31, 2010	—	$—	—	31,405

February 1, 2010 February 28, 2010	—	$—	—	31,405

March 1, 2010 March 31, 2010	844	$47.00	844	30,561

Total	844		15,244

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
Item 6. Exhibits
10.1 Employment Agreement by and between CNB Bank, Inc. and Patricia C. Muldoon, dated May 3, 2010. Incorporated by reference to Exhibit 10.1 of CNB Financial Services, Inc.’s Form 8-K Current Report filed on May 13, 2010.
10.2 Employment Agreement by and between CNB Bank, Inc. and Kevin L. Starliper, dated May 4, 2010. Incorporated by reference to Exhibit 10.2 of CNB Financial Services, Inc.’s Form 8-K Current Report filed on May 13, 2010.
10.3 Employment Agreement by and between CNB Bank, Inc. and Rebecca S. Stotler, dated May 5, 2010. Incorporated by reference to Exhibit 10.3 of CNB Financial Services, Inc.’s Form 8-K Current Report filed on May 13, 2010.
10.4 Employment Agreement by and between CNB Bank, Inc. and Thomas F. Rokisky, dated May 11, 2010. Incorporated by reference to Exhibit 10.4 of CNB Financial Services, Inc.’s Form 8-K Current Report filed on May 13, 2010.
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

CNB Financial Services, Inc.
(Registrant)

Date	May 13, 2010	/s/ Thomas F. Rokisky, President/CEO

Date	May 13, 2010	/s/ Rebecca S. Stotler, Senior Vice President/CFO