Form 10-Q
period 2010-06-30
CNB FINANCIAL SERVICES INC
filed 2010-08-05
CIK 1113336

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
YES ☑ NO ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 441,348 shares of common stock, par value $1 per share, as of August 5, 2010.

CNB FINANCIAL SERVICES, INC.
Forward-Looking Statements
     The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-Q including statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In order to comply with the terms of the safe harbor, CNB notes that a variety of factors could cause CNB’s actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements. These factors could include the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may become more unfavorable than expected resulting in reduced credit quality or demand for loans; (4) legislative or regulatory changes could increase expenses (including changes as a result of rule 5 regulations adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act); (5) competitors may have greater financial resources and develop products that enable them to compete more successfully than CNB; (6) additional assessments may be imposed by the FDIC; (7) additional expense to the provision for loan losses may be greater than anticipated; (8) loan activity may continue to be soft in the commercial real estate portfolio with very little generation of new loans; and (9) real estate activity for 2010 in the Eastern Panhandle of West Virginia may not improve. Additionally, consideration should be given to the cautionary language contained elsewhere in this Form 10-Q and in the section on “Risk Factors,” Item 1A in the company’s Annual Report to Shareholders on Form 10-K for the fiscal year ended December 31, 2009.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$4,177,941	$5,068,118
Certificates of deposit investments	—	1,989,017
Securities available for sale (at approximate market value)	74,135,935	72,272,665
Federal Home Loan Bank stock, at cost	2,321,300	2,321,300
Loans and lease receivable, net	189,826,915	194,707,226
Accrued interest receivable	1,304,823	1,334,704
Foreclosed real estate (held for sale), net	414,383	386,500
Premises and equipment, net	5,441,616	5,554,927
Deferred income taxes	1,731,527	1,753,665
Cash surrender value of life insurance	1,690,400	1,601,720
Intangible assets	106,870	162,628
Other assets	1,669,606	2,345,418

TOTAL ASSETS	$282,821,316	$289,497,888

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$41,295,035	$43,381,922
Interest-bearing demand	35,361,458	35,564,826
Savings	26,528,999	24,925,247
Time, $100,000 and over	70,268,504	72,982,196
Other time	74,710,485	75,437,663

	$248,164,481	$252,291,854
Accrued interest payable	1,080,622	1,170,417
FHLB borrowings	2,925,000	6,400,000
Accrued expenses and other liabilities	3,947,594	4,005,322

TOTAL LIABILITIES	$256,117,697	$263,867,593

SHAREHOLDERS’ EQUITY
Common stock, $1 par value; 5,000,000 shares authorized; 458,048 shares issued at June 30, 2010 and December 31, 2009 and 441,348 and 443,648 outstanding at June 30, 2010 and December 31, 2009, respectively	$458,048	$458,048
Capital surplus	4,163,592	4,163,592
Retained earnings	23,092,161	22,476,562
Accumulated other comprehensive income (loss)	(72,284)	(642,839)

	$27,641,517	$26,455,363
Less treasury stock, at cost, 16,700 shares at June 30, 2010 and 14,400 shares at December 31, 2009	(937,898)	(825,068)

TOTAL SHAREHOLDERS’ EQUITY	$26,703,619	$25,630,295

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$282,821,316	$289,497,888

The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
INTEREST INCOME
Interest and fees on loans	$2,998,412	$3,206,011	$6,030,211	$6,474,697
Interest and dividends on securities U.S. Government agencies and corporations	39,711	60,392	95,368	141,190
Corporate bonds	59,400	97,711	121,336	196,931
Mortgage backed securities	306,971	343,628	615,227	711,361
State and political subdivisions	329,486	179,366	637,863	337,019
Interest on certificates of deposit	597	6,059	2,052	8,625
Interest on FHLB deposits	3	6	57	29
Interest on federal funds sold	394	538	1,489	538

	$3,734,974	$3,893,711	$7,503,603	$7,870,390

INTEREST EXPENSE
Interest on interest bearing demand, savings and time deposits	$1,193,655	$1,268,891	$2,431,178	$2,528,096
Interest on FHLB borrowings	2,935	74,058	26,518	160,891

	$1,196,590	$1,342,949	$2,457,696	$2,688,987

NET INTEREST INCOME	$2,538,384	$2,550,762	$5,045,907	$5,181,403

PROVISION FOR LOAN LOSSES	455,000	375,000	910,000	765,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	$2,083,384	$2,175,762	$4,135,907	$4,416,403

NONINTEREST INCOME
Service charges on deposit accounts	$296,989	$336,159	$577,687	$626,734
Other service charges, commissions and fees	226,461	204,630	433,678	387,108
Other operating income	27,808	20,772	51,808	98,340
Income from title company	—	3,267	—	5,061
Net gain on sales of loans	9,949	19,542	14,643	20,324
Net gain (loss) on sales and calls of securities	5,213	(1,672)	53,423	32,023
Net gain on sale of other real estate owned	3,072	29,137	14,561	27,364
Provision for losses on other real estate owned	—	(60,800)	(48,000)	(75,800)
Net (loss) on disposal of premises, equpment and software	—	—	(166)	—
Net gain (loss) on sale of repossessed assets	2,725	—	(4,425)	—

	$572,217	$551,035	$1,093,209	$1,121,154

NONINTEREST EXPENSES
Salaries	$725,968	$648,579	$1,467,705	$1,338,380
Employee benefits	299,222	282,312	588,467	577,636
Occupancy of premises	146,558	125,570	296,733	235,940
Furniture and equipment expense	156,593	159,078	313,724	319,145
Other operating expenses	842,223	796,838	1,571,138	1,451,256

	$2,170,564	$2,012,377	$4,237,767	$3,922,357

INCOME BEFORE INCOME TAXES	$485,037	$714,420	$991,349	$1,615,200

PROVISION FOR INCOME TAXES	62,217	201,294	141,836	470,341

NET INCOME	$422,820	$513,126	$849,513	$1,144,859

BASIC EARNINGS PER SHARE	$0.96	$1.15	$1.92	$2.56

The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

					Accumulated
					Other	Total
	Common	Treasury	Capital	Retained	Comprehensive	Shareholders’
	Stock	Stock	Surplus	Earnings	Income (Loss)	Equity
BALANCE, JANUARY 1, 2009	$458,048	$(570,512)	$4,163,592	$21,015,652	$(1,848,990)	$23,217,790

Comprehensive income:
Net income for six months ended June 30, 2009	—	—	—	1,144,859	—	1,144,859
Change in unrealized gains (losses) on securities available for sale (net of tax of $204,163)	—	—	—	—	333,108	333,108

Total Comprehensive Income						1,477,967

Acquisition of treasury stock, at cost, 3,303 shares	—	(153,616)	—		—	(153,616)

Cash dividends ($.53 per share)				(236,300)		(236,300)

BALANCE, JUNE 30, 2009	$458,048	$(724,128)	$4,163,592	$21,924,211	$(1,515,882)	$24,305,841

BALANCE, JANUARY 1, 2010	$458,048	$(825,068)	$4,163,592	$22,476,562	$(642,839)	$25,630,295
Comprehensive income:
Net income for six months ended June 30, 2010	—	—	—	849,513	—	849,513
Change in unrealized gains (losses) on securities available for sale (net of tax of $349,695)	—	—	—	—	570,555	570,555

Total Comprehensive Income						1,420,068

Acquisition of treasury stock, at cost, 2,300 shares	—	(112,830)	—	—	—	(112,830)

Cash dividends ($.53 per share)				(233,914)		(233,914)

BALANCE, JUNE 30, 2010	$458,048	$(937,898)	$4,163,592	$23,092,161	$(72,284)	$26,703,619

The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$849,513	$1,144,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on premises, equipment and software	236,811	254,340
Provision for loan losses	910,000	765,000
Provision for losses on other real estate owned	48,000	—
Deferred income taxes	(327,557)	(140,387)
Net (gain) on sale of securities	(53,423)	(32,023)
Net (gain) loss on sale of real estate owned	(14,183)	48,436
Decrease in deferred gain on sale of real estate owned	378	—
Loss on disposal of premises, equipment and software	166	—
Net (gain) on loans sold	(14,643)	(20,324)
Loans originated for sale	(1,330,300)	(4,029,800)
Proceeds from loans sold	1,344,943	4,050,124
Decrease in accrued interest receivable	29,881	47,848
(Increase) decrease in other assets	692,161	(2,079,124)
Increase (decrease) in accrued interest payable	(89,795)	15,384
(Increase) in cash surrender value on life insurance in excess of premiums paid	(33,472)	(87,999)
Proceeds from life insurance death benefits	—	194,184
(Decrease) in accrued expenses and other liabilities	(58,106)	(117,891)
Amortization of deferred loan (fees) cost	47,300	95,235
Amortization (accretion) of premium and discount on securities	72,940	212
Amortization (accretion) of premium and discount on certificates of deposit	—	(364)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,310,614	$107,710

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans, not originated for sale	$3,258,011	$729,498
Proceeds from sales of securities	4,813,393	1,319,395
Proceeds from maturities, repayments and calls of securities	9,147,517	10,455,130
Proceeds from maturities of certificates of deposit	1,989,000	250,000
Purchases of securities	(14,919,961)	(7,355,276)
Purchases of certificates of deposit	—	(4,659,620)
Purchases of premises, equipment and software	(87,726)	(100,131)
Proceeds from sale of real estate owned	610,892	402,906
Costs to acquire foreclosed real estate	(7,592)	(18,137)
Net (increase) in federal funds sold	—	(1,050,000)
Premiums paid on life insurance	(55,208)	(55,208)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$4,748,326	$(81,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand and savings deposits	$(686,503)	$3,776,074
Net increase (decrease) in time deposits	(3,440,870)	14,081,363
Net (decrease) in FHLB borrowings	(3,475,000)	(15,445,000)
Purchase of treasury stock	(112,830)	(153,616)
Cash dividends paid	(233,914)	(236,300)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$(7,949,117)	$2,022,521

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(890,177)	$2,048,788
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,068,118	4,770,724

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,177,941	$6,819,512

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Interest	$2,547,491	$2,673,603
Income taxes	$260,582	$389,400
Net transfer to foreclosed real estate, held for sale from loans receivable	$665,000	$578,332
Unrealized gain (loss) on investment securities available for sale (net of tax)	$570,555	$333,108
The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation and Contingencies
     In the opinion of CNB Financial Services, Inc. (“CNB” or the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB’s financial condition as of June 30, 2010 and the results of operations for the three and six months ended June 30, 2010 and 2009, changes in shareholders’ equity and cash flows for the six months ended June 30, 2010 and 2009.
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
     Earnings per share have been computed based on the following weighted average shares outstanding:

	6/30/2010	6/30/2009
Quarter ending	441,581	446,696

Year to date ending	442,600	447,124

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Securities
          The amortized cost and estimated market value of debt securities at June 30, 2010 and December 31, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
          Securities are summarized as follows:

	June 30, 2010				Weighted Average
		Gross	Gross	Estimated	Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
Available for sale:
U.S. Government agencies and corporations
Within one year	$730,000	$2,049	$—	$732,049	4.00%
After 5 but within 10 years	5,496,067	30,941	—	5,527,008	2.59

	$6,226,067	$32,990	$—	$6,259,057	2.76%

Corporate Bonds
Within one year	$491,939	$4,770	$—	$496,709	3.23%
After 1 but within 5 years	1,474,743	117,224	—	1,591,967	5.87
After 5 but within 10 years	2,506,502	134,888	3,465	2,637,925	5.48

	$4,473,184	$256,882	$3,465	$4,726,601	5.36%

States and political subdivisions
Within one year	$2,262,475	$8,885	$—	$2,271,360	2.26%
After 1 but within 5 years	9,865,300	337,173	3,772	10,198,701	3.02
After 5 but within 10 years	22,546,116	429,351	88,304	22,887,163	4.18

	$34,673,891	$775,409	$92,076	$35,357,224	3.72%

Mortgage backed securities:
Government issued or guaranteed	$12,110,850	$914,826	$—	$13,025,676	5.16%

Collateralized mortgage obligations:
Government issued or guaranteed	$13,371,885	$392,206	$159	$13,763,932	3.88%
Privately issued	1,150,607	—	147,162	1,003,445	7.60

	$14,522,492	$392,206	$147,321	$14,767,377	4.17%

Total securities available for sale	$72,006,484	$2,372,313	$242,862	$74,135,935	4.07%

Restricted:
Federal Home Loan Bank stock	$2,321,300	$—	$—	$2,321,300	—%

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

          The fair value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $20,890,565 at June 30, 2010 and $24,761,434 at December 31, 2009.
          Proceeds from sales of securities available for sale (excluding maturities and calls) during the six months ended June 30, 2010 and 2009 were $4,813,393 and $1,319,395, respectively. Gross gains (losses) of $53,796 and $(4,543) during the six months ended June 30, 2010 on respective sales of securities and $33,695 and $(0) for the six months ended June 30, 2009 were realized on the respective sales. Gross gains (losses) of $4,273 and ($103) and $23 and ($1,695) during the six months ended June 30, 2010 and 2009, respectively were realized on called securities.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Securities (continued)
          The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009.
          Securities are summarized as follows:

	June 30, 2010
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$497,891	$3,465	$—	$—	$497,891	$3,465

State and political subdivisions	5,837,971	84,022	738,521	8,054	6,576,492	92,076

Collateralized mortgage obligations:
Government issued or guaranteed	—	—	334,987	159	334,987	159
Privately issued	—	—	1,003,445	147,162	1,003,445	147,162

Total temporarily impaired securities	$6,335,862	$87,487	$2,076,953	$155,375	$8,412,815	$242,862

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$990,185	$19,138	$723,796	$14,643	$1,713,981	$33,781

U.S. Government agencies and corporations	3,207,366	40,205	—	—	3,207,366	40,205

State and political subdivisions	8,689,560	124,471	929,785	15,451	9,619,345	139,922

Collateralized mortgage obligations:
Government issued or guaranteed	1,995,305	19,204	370,595	2,742	2,365,900	21,946
Privately issued	—	—	1,074,651	246,896	1,074,651	246,896

Certificates of deposit	499,808	192	—	—	499,808	192

Total temporarily impaired securities	$15,382,224	$203,210	$3,098,827	$279,732	$18,481,051	$482,942

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

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Securities (continued)
          At June 30, 2010, there were 23 available for sale securities that have unrealized losses with aggregate depreciation of 2.8% from their amortized cost basis. The unrealized losses relate principally to privately issue collateralized mortgage obligations. In analyzing these collateralized mortgage obligations, management considers the collateral composition, prepayment history and the overall credit worthiness of the investment. Some of the unrealized losses relate to corporate bonds and municipal obligations and it is more likely than not that management will not be required to sell the securities before the market value has recovered. At June 30, 2010, management analyzed the investment portfolio and determined no other-than-temporary losses were needed at the present time.
Note 3. Loans and Leases Receivable
          Major classifications of loans at June 30, 2010 and December 31, 2009, were as follows:

	June 30,	December 31,
	2010	2009
Loans:
Real estate	$126,114,799	$129,509,117
Commercial real estate	43,750,794	43,972,033
Consumer	15,654,034	16,683,611
Commercial	7,696,620	7,276,430
Overdrafts	126,249	203,337

	$193,342,496	$197,644,528

Leases	517,973	585,393

	$193,860,469	$198,229,921
Net deferred loan fees, costs, premiums and discounts	398,866	380,025
Allowance for loan losses	(4,432,420)	(3,902,720)

	$189,826,915	$194,707,226

          An analysis of the allowance for possible loan losses is as follows:

	June 30,		December 31,
	2010	2009	2009
Balance, Beginning	$3,902,720	$2,751,386	$2,751,386
Provision charged to operations	910,000	765,000	1,852,726
Recoveries	132,761	129,179	116,135
Loans charged off	(513,061)	(528,357)	(817,527)

Balance, Ending	$4,432,420	$3,117,208	$3,902,720

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Loans and Leases Receivable (continued)
          The following is a summary of information pertaining to impaired loans:

	June 30,		December 31,
	2010	2009	2009
Impaired loans without a valuation allowance	$—	$—	$—
Impaired loans with a valuation allowance (1)	821,943	1,375,400	935,785

Total impaired loans	$821,943	$1,375,400	$935,785

Valuation allowance related to impaired loans	$182,138	$440,285	$235,073

(1)	Some of these loans have government agency guarantees reducing the bank’s exposure by $18,884 for June 30, 2010, $44,842 at June 30, 2009 and $31,379 for December 31, 2009

	June 30,		December 31,
	2010	2009	2009
Average investment in impaired loans	$1,098,672	$1,301,234	$1,081,427

Interest income recognized on impaired loans	$23,041	$29,458	$56,662

Interest income recognized on a cash basis on impaired loans	$23,041	$29,458	$56,662

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

	June 30,		December 31,
	2010	2009	2009
Foreclosed real estate (other real estate owned)	$414,383	$398,427	$386,500
Impaired loans, not on nonaccrual	704,011	778,483	826,658
Nonaccrual loans, impaired (1)	117,932	596,917	109,127
Nonaccrual loans, not impaired	2,060,756	682,727	1,456,367
Loans past due 90 days or more still accruing interest	—	—	—

Total non-performing assets	$3,297,082	$2,456,554	$2,778,652

(1)	Some of these loans have government agency guarantees reducing the bank’s exposure by $18,884 at June 30, 2010, $44,842 at June 30, 2009 and $31,379 at December 31, 2009.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4. Time Deposits
          At June 30, 2010, the scheduled maturities of time deposits are as follows:

	Time Deposits	All Time
	$100,000 and Over	Deposits
Within 3 months	$4,371,905	$10,352,558
3 months thru 6 months	16,173,770	29,031,065
6 months thru 12 months	25,424,719	45,116,580
Over 12 months	24,298,110	60,478,786

	$70,268,504	$144,978,989

Note 5. Federal Home Loan Bank Borrowings

	June 30,		December 31,
	2010	2009	2009
Federal Home Loan Bank advances	$2,925,000	$10,000,000	$6,400,000
          CNB Bank, Inc. is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh and, as such, can take advantage of the FHLB program for overnight and term advances at published daily rates. At June 30, 2010, the Bank has long term advances with FHLB. Under the terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying mortgages and US government agencies and mortgage-backed securities. In addition, all of the Bank’s stock in the FHLB is pledged as collateral for such debt. Term advances available under this agreement are limited by available and qualifying collateral and the amount of FHLB stock held by the borrower.
Note 6. Pension Plan
          CNB Bank, Inc. has an obligation under a defined benefit plan covering all eligible employees. See Note 11 “Pension Plan” to our consolidated financial statements in our most recently filed Annual Report on Form 10-K for further information.
          The components of net periodic plan cost charged to operations are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$65,133	$59,099	$130,266	$118,199
Interest cost	86,446	79,061	172,891	158,123
Expected return on plan assets	(86,656)	(81,877)	(173,311)	(163,754)
Amortization of prior service costs	3,086	3,086	6,172	6,172
Recognized net actuarial loss	21,530	18,322	43,061	36,643

Net periodic plan cost	$89,539	$77,691	$179,079	$155,383

          Employer contributions paid during the periods ended June 30, 2010 and 2009 were $304,000 and $477,092, respectively.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Supplemental Retirement Plan
          On January 2, 2004, the Bank entered into a nonqualified supplemental retirement benefit agreement with the President which when fully vested would pay the President or his beneficiary an amount of $30,000 per year for 10 years beginning September 11, 2011, if he retires on or after May 29, 2011. Termination of employment prior to that date other than by reasons of death or disability will result in a reduced benefit. The expense for the six months ended June 30, 2010 and 2009 was $5,980 and $19,713, respectively.
Note 8. Health Insurance Plan
          Effective January 1, 2005, the Bank changed its health insurance program to a high deductible plan and concurrently established health reimbursement accounts for each employee in the plan. The Bank has committed to fund $750 for each participant in 2010 and 2009. The expense incurred for the health reimbursement accounts for the six months ended June 30, 2010 and 2009 was $25,819 and $26,719, respectively.
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
          The following describes the valuation techniques used by CNB to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:
     Securities available for sale and certificates of deposit investments
          Securities available for sale and certificates of deposit investments are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. At June 30, 2010 and December 31, 2009, all of CNB’s securities and certificates of deposit investments are considered to be Level 2 investments.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Fair Value Measurements (continued)
          The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:
Valuation of our Financial Instruments by Fair Value Hierarchy Levels — Recurring Basis

	June 30, 2010
	(In Thousands)
			Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. government agencies and corporations	$6,259	$—	$6,259	$—
Corporate bonds	4,727	—	4,727	—
State and municipal securities	35,357	—	35,357	—
Residential mortgage-backed securities	13,026	—	13,026	—
Collateralized mortgage obligations	14,767	—	14,767	—

	December 31, 2009
	(In Thousands)
			Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. government agencies and corporations	$8,623	$—	$8,623	$—
Corporate bonds	4,812	—	4,812	—
State and municipal securities	32,533	—	32,533	—
Residential mortgage-backed securities	13,416	—	13,416	—
Collateralized mortgage obligtions	12,889	—	12,889	—
Certificates of deposit investments	1,989	—	1,989	—
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
          The following describes the valuation techniques used by CNB to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
     Loans held for sale
          These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Loans held for sale are required to be measured at lower of cost or fair value. Under ASC Topic 820, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At June 30, 2010, CNB did not have any loans held for sale.

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
          Certain assets such as other real estate owned are measured at the lower of cost or fair value less the estimated cost to sell. Management believes that the fair value component in its valuation follows the provisions of ASC Topic 820. CNB had no fair value measurement adjustments to impaired loans during the quarter ended June 30, 2010.
     Other Real Estate Owned
          Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. CNB had $0 of fair value adjustments during the quarter ended June 30, 2010 and $130,800 of fair value adjustments during the year ended December 31, 2009 resulting from the inability to sell a property at its appraised value. We believe that the fair value component in its valuation follows the provisions of ASC Topic 820.
          The following table summarized CNB’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis during the period.
Valuation of our Financial Instruments by Fair Value Hierarchy Levels – Non-recurring Basis

June 30, 2010
(In Thousands)
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable	Recognized
		Identical Assets	Inputs	Inputs	Gains
Description	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets:
Impaired loans, net of government agency guarantees and reserve for losses	$621	$—	$621	$—	$—
Other real estate owned	$414	$—	$414	$—	$(33)

December 31, 2009
(In Thousands)
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable	Recognized
		Identical Assets	Inputs	Inputs	Gains
Description	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets:
Impaired loans, net of government agency
guarantees and reserve for losses	$669	$—	$669	$—	$—
Other real estate owned	$387	$—	$387	$—	$(149)

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
          The estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash, due from banks and federal funds sold	$4,177,941	$4,177,941	$5,068,118	$5,068,118
Securities available for sale	74,135,935	74,135,935	72,272,665	72,272,665
Loans	189,826,915	185,989,079	194,707,226	191,450,941
Accrued interest receivable	1,304,823	1,304,823	1,334,704	1,334,704
Financial Liabilities:
Demand deposits	$103,185,492	$103,185,492	$103,871,995	$103,871,995
Time deposits	144,978,989	148,809,009	148,419,859	157,634,463
Accrued interest payable	1,080,622	1,080,622	1,170,417	1,170,417
FHLB borrowings	2,925,000	2,925,000	6,400,000	6,400,000
Off-Balance Sheet
Financial Instruments:
Letters of credit	$—	$250	$—	$—
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
          Accounting Standards Update (ASU) 2010-18 — Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset (Topic 310). ASU 2010-18 was issued in April 2010. This guidance is effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending after July 15, 2010. As a result of the amendments in this Update, modification of loans within the pool does not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a trouble debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. However, loans within the scope of Subtopic 310-30 that are accounted for individually will continue to be subject to the troubled debt restructuring accounting provisions. The provisions of this Update will be applied prospectively with early application permitted. Upon initial adoption of the guidance in this Update, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. The election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. CNB does not have any pools of loans accounted for as a single asset as defined in Subtopic 310-30, and therefore, the adoption of this Update will not have a significant effect on CNB’s financial statements.
          Accounting Standards Update (ASU) 2010-20 — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310). ASU 2010-20 was issued in July 2010. This guidance will significantly expand the disclosures that the Company must make about the credit quality of financing receivables and the allowance for credit losses. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures as of the end of the reporting period are effective for the Company’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The adoption of this Update requires enhanced disclosures and is not expected to have a significant effect on CNB’s financial statements.
Note 11. Subsequent Events
          The Company has evaluated events and transactions subsequent to June 30, 2010 through the date these consolidated financial statements were included in this Form 10-Q and filed with the SEC. Based on the definitions and requirements of Generally Accepted Accounting Principles, we have identified an event that has occurred subsequent to June 30, 2010, that requires recognition or disclosure in the consolidated financial statements. On July 6, 2010, CNB filed Schedule 13E-3 and Schedule 14A with the Securities and Exchange Commission detailing their request to become a privately held company.

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
          The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three and six months ended June 30, 2010 and 2009. This discussion may include forward-looking statements based upon management’s expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion and have based all average balances on daily averages.
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

EARNINGS SUMMARY
          Net income for the three months ended June 30, 2010 was $423,000 or $0.96 per share compared to $513,000 or $1.15 per share for the same period in 2009. Annualized return on average assets and average equity were .6% and 6.5% respectively, for the three months ended June 30, 2010, compared with 0.7% and 8.6%, respectively, for the three months ended June 30, 2009.
          Net income for the six months ended June 30, 2010 was $850,000 or $1.92 per share compared to $1.1 million or $2.56 per share for the same period in 2009. Annualized return on average assets and average equity were .6% and 6.6% respectively, for the six months ended June 30, 2010, compared with 0.8% and 9.7%, respectively, for the six months ended June 30, 2009.
          Earnings projections for the remainder of 2010 are expected to be impacted by the continued slowing in the Bank’s loan demand and poor economic conditions. The Bank is anticipating an additional expense of approximately $990,000 to the provision for loan losses for the remainder of 2010 due to the continued foreclosure activity, increased number of impaired loans and loans with weaknesses. Another significant factor affecting the 2010 net income are increased expenses related to the FDIC insurance regular assessment. The Federal Reserve amended Regulation E to require financial institutions to obtain a specific opt-in consent from customers in order for the institution to be able to pay into overdraft and charge an overdraft fee whenever a customer’s ATM transactions and one-time debit card transactions, such as point-of-sale transactions, cause an account to go into overdraft. This amendment will have an impact on the bank’s overdraft fee income in 2010. The passage of the interchange act by Congress in July 2010 will have an impact on the bank’s ATM and debit card interchange fee income in 2010.
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
          Net interest income for the three months ended June 30, 2010 decreased by $12,000 or .5% over the same period in 2009. Interest income for the three months ended June 30, 2010 decreased by $159,000 or 4.1% compared to the same period in 2009, while interest expense decreased by $146,000 or 10.9% during the three months ended June 30, 2010, as compared to the same period in the prior year.
          Net interest income for the six months ended June 30, 2010 decreased by $135,000 or 2.6% over the same period in 2009. Interest income for the six months ended June 30, 2010 decreased by $367,000 or 4.7% compared to the same period in 2009, while interest expense decreased by $231,000 or 8.6% during the six months ended June 30, 2010, as compared to the same period in the prior year.
          During the second quarter of 2010, the average balance of interest bearing liabilities, net of the average balance of borrowings, increased at a faster pace than the average balance of interest earning assets increased, while the interest expense paid on the liabilities net of borrowings decreased at a slower pace than the interest earned on the assets resulting in a decrease in net interest income for the three month period ending June 30, 2010. The 34 basis point decrease in rates earned on average interest earning assets offset by a 28 basis point decrease in rates paid on average interest bearing liabilities contributed to the 6 basis point decrease in the net interest margin while the ratio of net interest income to average interest earning assets also decreased by 7 basis points.
          For the three and six month periods ending June 30, 2010 compared to the same periods in 2009, CNB experienced an increase in the average balance of interest earning assets of $6.1 and 7.2 million, respectively along with a shift in the composition of the interest earning assets. The increase in the average balance of interest earning assets is a result of higher balances in the lower yielding federal funds sold and investment securities with a strong emphasis in tax exempt securities offset by a decrease in the average balance on loans. The reason for the decrease in the average balance on loans was due to the continued slow housing market and the overall lower loan demand. Along with the shift to lower yielding interest earning assets was the decrease in the yields of all earning assets. These factors impacted the 34 and 39 basis point decreases in the average interest earned on these assets for the three and six month periods ending June 30, 2010.
          For the three and six month period ending June 30, 2010 compared to the same period in 2009, CNB experienced an increase in the average balance of interest bearing liabilities. Although, each interest bearing deposit category has shown growth in aggregate of $10.4 million and $13.4 million, respectively during the three and six month periods ending June 30, 2010 compared to the same periods in 2009 except for money market accounts, the decrease in the average balance of borrowings of $9.7 million and $11.7 million, respectively overshadowed the increases in the deposits. The full impact of the increase in average interest bearing deposit accounts was reduced by the decreased average balance of borrowings the bank held during this same period. During the aforementioned time frames, the Bank has also experienced lower rates paid on these interest bearing liabilities. These factors impacted the 28 and 23 basis point decrease in the average interest paid on these liabilities for the three and six month periods ending June 30, 2010.
          See Table 1 and Table 2 — Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential.
          The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities.

TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST
RATES AND INTEREST DIFFERENTIAL

	JUNE 30, 2010			JUNE 30, 2009
	QTR			QTR
	AVERAGE	QTR	YIELD/	AVERAGE	QTR	YIELD/
	BALANCE	INTEREST	RATE(4)	BALANCE	INTEREST	RATE(4)
			(IN THOUSANDS OF DOLLARS)
Interest earning assets:
Federal funds sold	$317	$—	0.19%	$1,165	$1	0.18%
Certificates of deposit	773	1	0.52	2,704	6	0.89
Securities:
Taxable	45,834	486	4.24	41,790	519	4.97
Tax-exempt (1)	30,152	249	5.00	18,789	162	5.23
Loans (net of unearned interest) (2)(5)(6)	194,789	2,952	6.06	201,321	3,143	6.24

Total interest earning assets (1)	$271,865	$3,688	5.43%	$265,769	$3,831	5.77%

Nonearning assets:
Cash and due from banks	$4,054			$5,806
Bank premises and equipment, net	5,451			5,757
Other assets	6,898			7,115
Allowance for loan losses	(4,287)			(2,979)

Total assets	$283,981			$281,468

Interest bearing liabilities:
Savings deposits	$26,507	$7	0.11%	$24,759	$6	0.10%
Time deposits	147,198	1,157	3.14	138,999	1,233	3.55
NOW accounts	24,338	26	0.43	21,936	25	0.46
Money market accounts	10,640	4	0.15	12,634	5	0.16
Borrowings	1,643	3	0.73	11,293	74	2.62

Total interest bearing liabilities	$210,326	$1,197	2.28%	$209,621	$1,343	2.56%

Noninterest bearing liabilities:
Demand deposits	$42,608			$42,660
Other liabilities	4,867			5,358
Shareholders’ equity	26,180			23,829

Total liabilities and shareholders’ equity	$283,981			$281,468

Net interest income (1)		$2,491			$2,488

Net interest spread (3)			3.15%			3.21%

Net interest income to average interest earning assets (1)			3.67%			3.74%

(1)	Yields are expressed on a tax equivalent basis using a 34% tax rate.

(2)	For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.

(3)	Net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Yields/Rates are expressed on an annualized basis.

(5)	Interest income on loans excludes fees of $46,854 in 2010 and $62,662 in 2009.

(6)	Interest income on loans includes fees of $16,810 in 2010 and $23,321 in 2009 from student loans and lease receivables.

TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND
INTEREST DIFFERENTIAL

	JUNE 30, 2010			JUNE 30, 2009
	YTD			YTD
	AVERAGE	YTD	YIELD/	AVERAGE	YTD	YIELD/
	BALANCE	INTEREST	RATE(4)	BALANCE	INTEREST	RATE(4)
			(IN THOUSANDS OF DOLLARS)
Interest earning assets:
Federal funds sold	$642	$2	0.16%	$586	$1	0.18%
Certificates of deposit	1,321	2	0.30	1,747	9	1.03
Securities:
Taxable	45,969	986	4.29	43,362	1,069	4.93
Tax-exempt (1)	29,444	484	4.98	18,079	317	5.31
Loans (net of unearned interest) (2)(5)(6)	195,701	5,948	6.08	202,147	6,361	6.29

Total interest earning assets (1)	$273,077	$7,422	5.44%	$265,921	$7,757	5.83%

Nonearning assets:
Cash and due from banks	$4,253			$5,881
Bank premises and equipment, net	5,487			5,783
Other assets	7,257			6,672
Allowance for loan losses	(4,164)			(2,948)

Total assets	$285,910			$281,309

Interest bearing liabilities:
Savings deposits	$25,998	$13	0.10%	$24,442	$16	0.13%
Time deposits	148,089	2,359	3.19	136,239	2,448	3.59
NOW accounts	23,523	51	0.43	21,494	50	0.47
Money market accounts	10,914	8	0.15	12,926	14	0.22
Borrowings	3,790	27	1.42	15,465	161	2.08

Total interest bearing liabilities	$212,314	$2,458	2.32%	$210,566	$2,689	2.55%

Noninterest bearing liabilities:
Demand deposits	$42,860			$41,756
Other liabilities	4,915			5,465
Shareholders’ equity	25,821			23,522

Total liabilities and shareholders’ equity	$285,910			$281,309

Net interest income (1)		$4,964			$5,068

Net interest spread (3)			3.12%			3.28%

Net interest income to average interest earning assets (1)			3.64%			3.81%

(1)	Yields are expressed on a tax equivalent basis using a 34% tax rate.

(2)	For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.

(3)	Net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Yields/Rates are expressed on an annualized basis.

(5)	Interest income on loans excludes fees of $82,309 in 2010 and $113,503 in 2009.

(6)	Interest income on loans includes fees of $33,409 in 2010 and $48,037 in 2009 from student loans and lease receivables.

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
          The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended June 30, 2010 and June 30, 2009 amounted to $455,000 and $375,000, respectively. The provision for loan losses for the six months ended June 30, 2010 and June 30, 2009 amounted to $910,000 and $765,000, respectively. Nonperforming assets have increased from the same period in 2009 and foreclosure activity remains constant while past due loans have increased from 2.7% of total loans as of June 30, 2009 to 3.7% of total loans as of June 30, 2010. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require an adjustment to the reserves as a result of their examination of the Bank. See “Nonperforming Assets and Allowance for Loan Losses” for further discussion.
NONINTEREST INCOME
          Noninterest income for the three months ended June 30, 2010 increased $21,000 or 3.8% to $572,000 from $551,000. Noninterest income for the six months ended June 30, 2010 decreased $28,000 or 2.5% to $1.1 million. The increase in noninterest income for the three months ended June 30, 2010 is partially a result of an increase in debit card fee income, ATM fee income, trust income and lockbox income offset by a decrease in overdraft account fees. The decrease in fees related to overdrafts is a result of the Bank’s customer base being much more aware of the status of their deposit accounts and proactive in keeping these accounts in a satisfactory condition. The increase in debit card and ATM fee income is a direct result of an increase in the interchange rates for the bank’s ATM/debit card network provider along with increased usage by our customers. Trust fee income increased $4,000 due to a 5.1% increase in the balance of trust assets during this time frame. In the fourth quarter of 2009, the bank began offering a lockbox service to our commercial customers which generated $7,000 in the second quarter of 2010 and $12,000 for the six months ended June 30, 2010. These aforementioned factors also affected noninterest income in the same manner for the six months ended June 30, 2010.
          Other factors impacting noninterest income for the three and six months ending June 30, 2010 is the fact that during the second quarter 2010 no additional provision for losses on other real estate owned was assessed. This compares to a provision of $60,800 in the second quarter 2009. For the six months ended June 30, 2010, the provision totaled $48,000 which compared to $75,800 for the same period in 2009. Larger gains were recorded in the second quarter 2010 as compared to the same time frame in 2009 on the sale of investment securities which impacted the increase in noninterest income. Also, a decrease in 2010 in the gain on sale of other real estate owned along with smaller gains recorded on loans sold due to a smaller volume of loans were sold during the first half of 2010 compared to the same period in 2009. During the first half of 2009, the bank recorded income from the title company. The title company was dissolved on August 31, 2009. Additionally, one of the Bank’s Board of Directors passed away in February 2009 and the Bank was the named beneficiary of a life insurance policy on the director. The Bank received $194,184 in a death benefit, $135,326 of which was recorded in assets as cash surrender value. The difference of $58,858 was reflected in other operating income.
NONINTEREST EXPENSES
          Noninterest expenses for the three months ended June 30, 2010, increased $158,000 or 7.9% and for the six months ended June 30, 2010, increased $315,000 or 8.0%. The most significant factor leading to the increase in noninterest expenses for the three and six month periods ending June 30, 2010 is the increased FDIC assessment. The three year prepayment of the FDIC assessment was payable on December 31, 2009 and totaled $1.5 million. The monthly assessment expense for the first half of 2010 was $254,000 compared to $208,000 in the first half of 2009.
          Salaries increased by $77,000 for the three months ending June 30, 2010 and $129,000 for the six months ending June 30, 2010 due to normal merit increases and a decrease in the deferred loan costs offset by a decrease of four in the number of full time equivalent employees employed. These deferred costs are based on loan volumes and during the first six months of 2010 the loan demand remained soft. Consumers are concentrated on decreasing their current debt instead of taking on more debt. Employee benefits increased during these same time periods primarily due to an increase in the pension plan expense and the post retirement expense. These expenses were offset by decreases in the 401k expense and the supplemental non qualified retirement benefit plan expense. The 401k expense is down due to the expected decrease in employer contributions for 2010 compared to 2009.

          The increase of $21,000 in other occupancy expense for the three months and $61,000 for the six months ended June 30, 2010 are mainly due to painting and minor building repairs at the bank’s facilities and the cost of snow removal at all six bank locations in the Eastern Panhandle of West Virginia and in Hancock, Maryland during the first quarter of 2010.
          The increase of $45,000 in other operating expenses for the three months and $120,000 for the six months ended June 30, 2010, are due to increases in the Bank’s FDIC assessment fee, data processing expenses, debit card expense, legal fees offset by decreases in marketing expense, stationery, supplies and printing and ATM expense. The three year prepayment of the FDIC assessment was payable on December 31, 2009 and totaled $1.5 million. The monthly assessment expense for the first six months of 2010 was $254,000 compared to $208,000 for the first half of 2009. Data processing expense increased due to the expenses related to the monthly outsourcing charges of the Bank’s data processing system. The increase in the bank’s debit card expense is related to the cost of the fraud monitoring monthly fee being assessed by the bank’s software vendor to this account. For the first nine months of 2009, this monthly fee was being assessed to ATM expense causing this account in the first half of 2010 to show a decrease over the first half of 2009. The increase in legal fees relates to the bank’s ongoing process of reclassification of the common stock. Beginning in 2009, the bank scaled back its newspaper advertising along with basically all of its marketing expenditures and the trend has continued into the first half of 2010. The bank continues to be in a cost cutting mode and continues to reduce non essential expenses to a minimum.
INCOME TAXES
          The bank’s provision for income taxes decreased $139,000 or 69.1% to $62,000 for the three months ended June 30, 2010 and decreased $329,000 or 69.8% to $142,000 for the six months ended June 30,2 010. The effective tax rates for the second quarter of 2010 and 2009 were 12.8% and 28.2%, respectively. The effective tax rates for the six months ended June 30, 2010 and 2009, were 14.3% and 29.1%, respectively. The effective tax rates for the quarter and six months ending June 30, 2010 are lower due in part to a significant increase in tax exempt interest income and an adjustment to deferred tax liability related to the bank changing its estimate of the likelihood of the taxability for the cash surrender value life insurance related to the deferred compensation plan. The bank’s income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities and loans, and non-deductible expenses, such as life insurance premiums.
FINANCIAL CONDITION
          The bank’s total assets as of June 30, 2010 decreased $6.7 million or 2.3% to $282.8 million from December 31, 2009 due primarily to a $4.9 million decrease in loans, a $890,000 decrease in cash and due from banks, a $2.0 million decrease in certificates of deposit investments and a $676,000 decrease in other assets offset by a $1.9 million increase in investment securities The Bank’s total liabilities decreased $7.7 million or 2.9% to $256.1 million from December 31, 2009 due to a $3.5 million decrease in borrowings and a $4.1 million decrease in deposits. Shareholders’ equity increased $1.1 million to $26.7 million at June 30, 2010, due to net income of $850,000 and a $571,000 increase in accumulated other comprehensive income offset by stock repurchases of $113,000 and cash dividends paid of $234,000. The $571,000 increase in accumulated other comprehensive income is a direct result of the increase in market value of available for sale securities. The components of accumulated other comprehensive income at June 30, 2010 and December 31, 2009, were unrealized gains and losses on available for sale securities, net of deferred income taxes and unrecognized pension costs, net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results unless the securities are actually sold.
          During the third quarter 2007, the Bank instituted a stock repurchase program to repurchase issued shares of common stock of CNB Financial Services, Inc. Through this program as of June 30, 2010, the Bank has repurchased 16,700 shares of CNB Financial Services, Inc. common stock reducing shareholders’ equity by $937,898.
LOAN PORTFOLIO
          At June 30, 2010, total loans decreased $4.9 million or 2.5% to $189.8 million from $194.7 million at December 31, 2009. All loan categories showed decreases during the first six months of 2010. In general, several reasons have caused this continued decline in the loan demand. The overall economy and the financial uncertainty surrounding it along with unemployment have increased while housing prices have declined. Customers continue to concentrate on paying off their debt instead of borrowing additional funds. During this unstable economy, the bank continues to tighten its credit standards and is performing more rigorous underwriting standards. Although the bank’s lending officers continue to be proactive in their marketing effort in the bank’s lending area, the uncertainty of the current financial position of prospective bank customers have caused a deficiency in the officer calls made to these prospective clients during the first half of 2010.

          During the first half of 2010, real estate loans outstanding decreased by $3.4 million. Beyond the factors already explained, another factor impacting the decrease was CNB originated and sold $1.3 million of loans to secondary market investors. CNB began selling all fixed rate mortgage loans to secondary market investors in January 2007. An additional factor impacting the decrease in real estate loans were the foreclosures of six loans during the first six months of 2010.
NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES
          Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, impaired loans and foreclosed real estate. The following table summarized the Bank’s nonperforming assets as of the periods shown:

	June 30,		December 31,
	2010	2009	2009
Impaired loans, not on nonaccrual	704,011	778,483	826,658
Nonaccrual loans, impaired (1)	117,932	596,917	109,127
Nonaccrual loans, not impaired	2,060,756	682,727	1,456,367
Loans past due 90 days or more still accruing interest	—	—	—

Total non-performing loans	$2,882,699	$2,058,127	$2,392,152

Foreclosed real estate (other real estate owned)	$414,383	$398,427	$386,500

Total nonperforming assets	$3,297,082	$2,456,554	$2,778,652

Nonperforming loans/Total loans	1.52%	1.04%	1.23%
Nonperforming assets/Total assets	1.17%	0.86%	0.96%
Allowance for loan losses/Total loans	2.33%	1.57%	2.00%

(1)	Some of these loans have government agency guarantees reducing the bank’s exposure by $18,884 at June 30, 2010, $44,842 at June 30, 2009 and $31,379 at December 31, 2009.
          As of June 30, 2010, there are nine loans considered to be impaired with a balance of $803,000 (net of government agency guarantees) and a specific allowance of $166,000. As of June 30, 2010, management is aware of forty seven borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $11.5 million. A specific allowance of $1.4 million related to these loans has been established as part of the allowance for loan losses. The Bank continues to experience additional foreclosures in its mortgage loan portfolio. Although the Bank’s mortgage loan portfolio is well secured, if the Bank needs to go to foreclosure on a property, the value of the property may possibly be less than the current appraised value considering the current real estate market. In turn, the Bank may begin to see future write downs on foreclosed properties.
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
          The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. During the second quarter, the Bank considered the general economic conditions in its market area and the significant slowdown in the residential housing market. At June 30, 2010, the Bank had outstanding loans for the development of residential property including loans for spec homes and subdivisions totaling $14.0 million with an additional undisbursed commitment of $1.6 million. At June 30, 2010 and December 31, 2009, the allowance for loan losses totaled $4.4 million and $3.9 million, respectively. The allowance for loan losses as a percentage of loans was 2.3% as of June 30, 2010 and 2.0% as of December 31, 2009.

     An analysis of the allowance for loan losses is summarized below:

	June 30,		December 31,
	2010		2009
		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
Commercial, financial and agriculture	$1,766	27%	$1,428	26%
Real estate — residential mortgage	1,773	65	1,613	66
Installment and other	549	8	483	8
Impaired loans	182	—	235	—
Unallocated	162	N/A	144	N/A

Total	$4,432	100%	$3,903	100%

DEPOSITS
          The Bank’s deposits decreased $4.1 million during the six months ended June 30, 2010. This decrease was reflected in all deposit categories except savings accounts. The increase in savings account balances is from customers wanting immediate liquidity of their funds, when needed. During the past six months, the volume of new account activity has slowed significantly as compared to the same time frame last year. The decrease in demand accounts is completely attributable to the decrease in balances held by one large commercial customer. Although, certificates of deposit accounts over $100,000 decreased $2.7 million, these accounts actually showed growth of $2.8 million during the first six months of 2010 due to the fact that during this time frame, the bank experienced the maturity of $5.5 million in certificate of deposit funds from the State of WV Treasurer’s office. These certificates of deposit carried interest rates of .18 and .351%.
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
CAPITAL RESOURCES
          Shareholders’ equity increased $1.1 million or 4.2% during the first six months of 2010 due to $850,000 in net income and a $571,000 increase in accumulated other comprehensive income offset by stock repurchases of $113,000 and cash dividends paid of $234,000.
          During the third quarter 2007, the Bank instituted a stock repurchase program to repurchase issued shares of common stock of CNB Financial Services, Inc. Through this program as of June 30, 2010, the Bank has repurchased 16,700 shares of CNB Financial Services, Inc. common stock reducing shareholders’ equity by $937,898.
          The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was “well capitalized” at June 30, 2010. The following table summarizes, as of June 30, 2010, the Bank’s capital ratios.

	Components	Actual	Required
	of Capital	Ratio	Ratio
Tier 1 Capital	$26,318	9.3%	4.0%
Total Risk Based Capital	$28,484	16.7%	8.0%

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
          The objective of the Bank’s liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank’s liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold which totaled $74.1 million, or 26.2% of total assets at June 30, 2010. In addition, liquidity may be generated through loan repayments, FHLB borrowings and over $6.5 million of available borrowing arrangements with correspondent banks. At June 30, 2010, management considered the Bank’s ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $2.3 million of cash from operations in the first six months of 2010, which compares to $108,000 during the same time period in 2009. Additional cash of $4.7 million was provided by net investing activities through June 30, 2010, which compares to $81,000 used in net investing activities for the first six months of 2009. Net cash used in financing activities totaled $7.9 million during the first six months of 2010, which compares to $2.0 million provided by financing activities during the same time period in 2009. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.
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
          The Bank’s base-line scenario holds the prime rate constant at 3.25 percent through June 2011. Based on the July 2010 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing and decreasing interest rate scenario.
CONTRACTUAL OBLIGATIONS
     There were no other material changes outside the normal course of business to the quantitative and qualitative disclosures about contractual obligations previously reported on Form 10-K for the year ended December 31, 2009. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in the Form 10-K for December 31, 2009 for a detailed discussion.

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
          There have been no changes in the Company’s internal controls over financial reporting in the fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

	Total Number		Total Number of Shares Purchased	Maximum Number of Shares
	of Shares	Average Price	as Part of Publicly Announced	that may yet be purchased under
Period	Purchased	Paid per Share	Plans or Programs	the Plans or Programs
Beginning balance March 31, 2010			15,244	30,561

April 1, 2010 April 30, 2010	1,366	$50.23	1,366	29,195

May 1, 2010 May 31, 2010	90	$50.50	90	29,105

June 1, 2010 June 30, 2010	—	$—	—	29,105

Total	1,456		16,700

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
Item 4. Removed and Reserved.
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

CNB Financial Services, Inc. (Registrant)

Date August 5, 2010	/s/ Thomas F. Rokisky, President/CEO

Date August 5, 2010	/s/ Rebecca S. Stotler, Senior Vice President/CFO