Form 10-Q
period 2010-09-30
CNB FINANCIAL SERVICES INC
filed 2010-11-15
CIK 1113336

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Issuer’s telephone number, (304) 258 — 1520
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
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 441,348 shares of common stock, par value $1 per share, as of November 12, 2010.

CNB FINANCIAL SERVICES, INC.
Forward-Looking Statements
     The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-Q including statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In order to comply with the terms of the safe harbor, CNB notes that a variety of factors could cause CNB’s actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements. These factors could include the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may become more unfavorable than expected resulting in reduced credit quality or demand for loans; (4) legislative or regulatory changes could increase expenses (including changes as a result of regulations adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act); (5) competitors may have greater financial resources and develop products that enable them to compete more successfully than CNB; (6) additional assessments may be imposed by the FDIC; (7) additional expense to the provision for loan losses may be greater than anticipated; (8) loan activity may continue to be soft in the commercial real estate portfolio with very little generation of new loans; and (9) real estate activity for 2010 in the Eastern Panhandle of West Virginia may not improve. Additionally, consideration should be given to the cautionary language contained elsewhere in this Form 10-Q and in the section on “Risk Factors,” Item 1A in the company’s Annual Report to Shareholders on Form 10-K for the fiscal year ended December 31, 2009.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$3,596,105	$5,068,118
Federal funds sold	3,800,000	—
Certificates of deposit investments	—	1,989,017
Securities available for sale (at approximate market value)	71,750,052	72,272,665
Federal Home Loan Bank stock, at cost	2,321,300	2,321,300
Loans and lease receivable, net	186,892,465	194,707,226
Accrued interest receivable	1,331,841	1,334,704
Foreclosed real estate (held for sale), net	942,983	386,500
Premises and equipment, net	5,417,889	5,554,927
Deferred income taxes	1,580,206	1,753,665
Cash surrender value of life insurance	1,690,400	1,601,720
Intangible assets	78,991	162,628
Other assets	1,889,484	2,345,418

TOTAL ASSETS	$281,291,716	$289,497,888

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$39,820,448	$43,381,922
Interest-bearing demand	36,443,847	35,564,826
Savings	26,000,838	24,925,247
Time, $100,000 and over	73,027,938	72,982,196
Other time	73,223,391	75,437,663

	$248,516,462	$252,291,854
Accrued interest payable	1,021,793	1,170,417
FHLB borrowings	—	6,400,000
Accrued expenses and other liabilities	4,160,801	4,005,322

TOTAL LIABILITIES	$253,699,056	$263,867,593

SHAREHOLDERS’ EQUITY
Common stock, $1 par value; 5,000,000 shares authorized; 458,048 shares issued at September 30, 2010 and December 31, 2009 and 441,348 and 443,648 outstanding at September 30, 2010 and December 31, 2009, respectively	$458,048	$458,048
Capital surplus	4,163,592	4,163,592
Retained earnings	23,556,318	22,476,562
Accumulated other comprehensive income (loss)	352,600	(642,839)

	$28,530,558	$26,455,363
Less treasury stock, at cost, 16,700 shares at September 30, 2010 and 14,400 shares at December 31, 2009	(937,898)	(825,068)

TOTAL SHAREHOLDERS’ EQUITY	$27,592,660	$25,630,295

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$281,291,716	$289,497,888

The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
INTEREST INCOME
Interest and fees on loans	$2,997,963	$3,227,137	$9,028,174	$9,701,834
Interest and dividends on securities
U.S. Government agencies and corporations	35,364	48,362	130,732	189,552
Corporate bonds	68,251	86,655	189,587	283,586
Mortgage backed securities	305,741	327,452	920,968	1,038,813
State and political subdivisions	300,455	202,095	938,318	539,114
Interest on certificates of deposit	—	5,517	2,052	14,142
Interest on FHLB deposits	3	4	60	33
Interest on federal funds sold	653	2,750	2,142	3,288

	$3,708,430	$3,899,972	$11,212,033	$11,770,362

INTEREST EXPENSE
Interest on interest bearing demand, savings and time deposits	$1,167,236	$1,280,828	$3,598,414	$3,808,924
Interest on federal funds purchased	21	—	21	—
Interest on FHLB borrowings	2,287	73,161	28,805	234,052

	$1,169,544	$1,353,989	$3,627,240	$4,042,976

NET INTEREST INCOME	$2,538,886	$2,545,983	$7,584,793	$7,727,386

PROVISION FOR LOAN LOSSES	460,000	400,000	1,370,000	1,165,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	$2,078,886	$2,145,983	$6,214,793	$6,562,386

NONINTEREST INCOME
Service charges on deposit accounts	$290,139	$344,025	$867,826	$970,759
Other service charges, commissions and fees	205,176	206,890	638,854	593,998
Other operating income	22,029	17,575	73,837	115,915
Income from title company	—	—	—	5,061
Net gain on sales of loans	3,812	12,628	18,455	32,952
Net gain on sales and calls of securities	120,495	568	173,918	32,591
Net gain (loss) on sale of other real estate owned	(4,461)	(38,308)	10,100	(86,744)
Provision for losses on other real estate owned	(3,900)	(35,000)	(51,900)	(110,800)
Net (loss) on disposal of premises, equipment and software	—	—	(166)	—
Net gain (loss) on sale of repossessed assets	975	—	(3,450)	—

	$634,265	$508,378	$1,727,474	$1,553,732

NONINTEREST EXPENSES
Salaries	$738,208	$690,747	$2,205,913	$2,029,127
Employee benefits	288,389	264,747	876,856	842,383
Occupancy of premises	187,733	126,526	484,466	362,466
Furniture and equipment expense	130,118	163,529	443,842	482,674
Other operating expenses	871,179	600,606	2,442,317	1,976,062

	$2,215,627	$1,846,155	$6,453,394	$5,692,712

INCOME BEFORE INCOME TAXES	$497,524	$808,206	$1,488,873	$2,423,406

PROVISION FOR INCOME TAXES	33,367	193,886	175,203	664,227

NET INCOME	$464,157	$614,320	$1,313,670	$1,759,179

BASIC EARNINGS PER SHARE	$1.05	$1.38	$2.97	$3.94

The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

					Accumulated
					Other	Total
	Common	Treasury	Capital	Retained	Comprehensive	Shareholders’
	Stock	Stock	Surplus	Earnings	Income (Loss)	Equity
BALANCE, JANUARY 1, 2009	$458,048	$(570,512)	$4,163,592	$21,015,652	$(1,848,990)	$23,217,790

Comprehensive income:
Net income for nine months ended September 30, 2009	—	—	—	1,759,179	—	1,759,179
Change in unrealized gains (losses) on securities available for sale (net of tax of $714,213)	—	—	—	—	1,165,296	1,165,296

Total Comprehensive Income						2,924,475

Acquisition of treasury stock, at cost, 3,703 shares	—	(172,296)	—		—	(172,296)

Cash dividends ($.53 per share)				(236,300)		(236,300)

BALANCE, SEPTEMBER 30, 2009	$458,048	$(742,808)	$4,163,592	$22,538,531	$(683,694)	$25,733,669

BALANCE, JANUARY 1, 2010	$458,048	$(825,068)	$4,163,592	$22,476,562	$(642,839)	$25,630,295

Comprehensive income:
Net income for nine months ended September 30, 2010	—	—	—	1,313,670	—	1,313,670
Change in unrealized gains (losses) on securities available for sale (net of tax of $610,107)	—	—	—	—	995,439	995,439

Total Comprehensive Income						2,309,109

Acquisition of treasury stock, at cost, 2,300 shares	—	(112,830)	—	—	—	(112,830)

Cash dividends ($.53 per share)				(233,914)		(233,914)

BALANCE, SEPTEMBER 30, 2010	$458,048	$(937,898)	$4,163,592	$23,556,318	$352,600	$27,592,660

The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,313,670	$1,759,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on premises, equipment and software	339,645	380,255
Provision for loan losses	1,370,000	1,165,000
Provision for losses on other real estate owned	51,900	—
Deferred income taxes	(436,649)	(327,645)
Net (gain) on sale of securities	(173,918)	(32,591)
Net (gain) loss on sale of real estate owned	(9,153)	86,744
Decrease in deferred gain on sale of real estate owned	947	—
Loss on disposal of premises, equipment and software	166	—
Net (gain) on loans sold	(18,455)	(32,952)
Loans originated for sale	(1,756,300)	(7,141,400)
Proceeds from loans sold	1,774,755	7,174,177
(Increase) decrease in accrued interest receivable	2,863	(42,359)
(Increase) decrease in other assets	485,772	(40,007)
Increase (decrease) in accrued interest payable	(148,624)	1,433
(Increase) in cash surrender value on life insurance in excess of premiums paid	(33,472)	(87,999)
Proceeds from life insurance death benefits	—	194,184
Increase (decrease) in accrued expenses and other liabilities	154,532	(250,434)
Amortization of deferred loan (fees) cost	79,155	136,126
Amortization (accretion) of premium and discount on securities	101,458	11,005
Amortization (accretion) of premium and discount on certificates of deposit	—	(380)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,098,292	$2,952,336

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans, not originated for sale	$5,032,606	$3,818,107
Proceeds from sales of securities	8,227,219	2,327,895
Proceeds from maturities, repayments and calls of securities	16,430,106	13,060,660
Proceeds from maturities of certificates of deposit	1,989,000	1,238,000
Purchases of securities	(22,453,670)	(16,660,699)
Purchases of certificates of deposit	—	(4,908,620)
Purchases of premises, equipment and software	(151,992)	(151,165)
Proceeds from sale of real estate owned	745,862	588,695
Costs to acquire foreclosed real estate	(12,092)	(20,423)
Net (increase) in federal funds sold	(3,800,000)	(9,950,000)
Premiums paid on life insurance	(55,208)	(55,208)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$5,951,831	$(10,712,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand and savings deposits	$(1,606,862)	$5,804,867
Net increase (decrease) in time deposits	(2,168,530)	16,830,638
Net (decrease) in FHLB borrowings	(6,400,000)	(15,445,000)
Purchase of treasury stock	(112,830)	(172,296)
Cash dividends paid	(233,914)	(236,300)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$(10,522,136)	$6,781,909

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	$(1,472,013)	$(978,513)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,068,118	4,770,724

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,596,105	$3,792,211

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Interest	$3,775,864	$4,041,543
Income taxes	$555,982	$840,900
Net transfer to foreclosed real estate, held for sale from loans receivable	$1,333,000	$686,045
Unrealized gain on investment securities available for sale (net of tax)	$995,439	$1,165,296
The Notes to Consolidated Financial Statements are an integral part of these statements.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation and Contingencies
     In the opinion of CNB Financial Services, Inc. (“CNB” or the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of CNB’s financial condition as of September 30, 2010 and the results of operations for the three and nine months ended September 30, 2010 and 2009, changes in shareholders’ equity and cash flows for the nine months ended September 30, 2010 and 2009.
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
     Earnings per share have been computed based on the following weighted average shares outstanding:

	9/30/2010	9/30/2009
Quarter ending	441,348	445,774

Year to date ending	442,178	446,669

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Securities
     The amortized cost and estimated market value of debt securities at September 30, 2010 and December 31, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
     Securities are summarized as follows:

					Weighted
	September 30, 2010				Average
		Gross	Gross	Estimated	Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
Available for sale:
U.S. Government agencies and corporations
Within one year	$999,400	$2,257		1,001,657	3.81%
After 1 but wihin 5 years	1,000,000	4,977	—	1,004,977	2.00
After 5 but within 10 years	1,998,290	20,795	1	2,019,084	2.29

	$3,997,690	$28,029	$1	$4,025,718	2.60%

Corporate Bonds
Within one year	$495,110	$4,158	$—	$499,268	3.18%
After 1 but within 5 years	2,775,820	222,793	—	2,998,613	5.03
After 5 but within 10 years	2,015,126	160,610		2,175,736	5.49

	$5,286,056	$387,561	$—	$5,673,617	5.03%

States and political subdivisions
Within one year	$1,510,350	$8,499	$—	$1,518,849	2.61%
After 1 but within 5 years	6,589,670	276,723	1,038	6,865,355	3.04
After 5 but within 10 years	22,371,714	1,094,925		23,466,639	4.19

	$30,471,734	$1,380,147	$1,038	$31,850,843	3.86%

Mortgage backed securities:
Government issued or guaranteed	$11,867,046	$787,680	$15,215	$12,639,511	5.05%

Collateralized mortgage obligations:
Government issued or guaranteed	$16,247,150	$395,204	$15,666	$16,626,688	3.44%
Privately issued	1,065,628	—	131,953	933,675	8.41

	$17,312,778	$395,204	$147,619	$17,560,363	3.74%

Total securities available for sale	$68,935,304	$2,978,621	$163,873	$71,750,052	4.05%

Restricted:
Federal Home Loan Bank stock	$2,321,300	$—	$—	$2,321,300	—%

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

     The fair value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $21,384,433 at September 30, 2010 and $24,761,434 at December 31, 2009.
     Proceeds from sales of securities available for sale (excluding maturities and calls) during the nine months ended September 30, 2010 and 2009 were $8,227,219 and $2,327,895, respectively. Gross gains (losses) of $161,694 and $(4,543) during the nine months ended September 30, 2010 on respective sales of securities and $34,987 and $(0) for the nine months ended September 30, 2009 were realized on the respective sales. Gross gains (losses) of $16,870 and ($103) and $23 and ($2,419) during the nine months ended September 30, 2010 and 2009, respectively were realized on called securities.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Securities (continued)
     The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009.
     Securities are summarized as follows:

	September 30, 2010
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$499,375	$1	$—	$—	$499,375	$1

State and political subdivisions	—	—	103,530	1,038	103,530	1,038

Mortgage backed securities:
Government issued or guarenteed	507,658	15,215	—	—	507,658	15,215

Collateralized mortgage obligations:
Government issued or guaranteed	1,912,687	15,666	—	—	1,912,687	15,666
Privately issued	—	—	933,675	131,953	933,675	131,953

Total temporarily impaired securities	$2,919,720	$30,882	$1,037,205	$132,991	$3,956,925	$163,873

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$990,185	$19,138	$723,796	$14,643	$1,713,981	$33,781

U.S. Government agencies and corporations	3,207,366	40,205	—	—	3,207,366	40,205

State and political subdivisions	8,689,560	124,471	929,785	15,451	9,619,345	139,922

Collateralized mortgage obligations:
Government issued or guaranteed	1,995,305	19,204	370,595	2,742	2,365,900	21,946
Privately issued	—	—	1,074,651	246,896	1,074,651	246,896

Certificates of deposit	499,808	192	—	—	499,808	192

Total temporarily impaired

securities	$15,382,224	$203,210	$3,098,827	$279,732	$18,481,051	$482,942

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

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Securities (continued)
     At September 30, 2010, there were 8 available for sale securities that have unrealized losses with aggregate depreciation of 4.0% from their amortized cost basis. The unrealized losses relate principally to privately issue collateralized mortgage obligations. In analyzing these collateralized mortgage obligations, management considers the collateral composition, prepayment history and the overall credit worthiness of the investment. Some of the unrealized losses relate to corporate bonds and municipal obligations and it is more likely than not that management will not be required to sell the securities before the market value has recovered. At September 30, 2010, management analyzed the investment portfolio and determined no other-than-temporary losses were needed at the present time.
Note 3. Loans and Leases Receivable
     Major classifications of loans at September 30, 2010 and December 31, 2009, were as follows:

	September 30,	December 31,
	2010	2009
Loans:
Real estate	$124,585,916	$129,509,117
Commercial real estate	43,523,511	43,972,033
Consumer	15,158,985	16,683,611
Commercial	7,091,463	7,276,430
Overdrafts	65,494	203,337

	$190,425,369	$197,644,528

Leases	525,987	585,393

	$190,951,356	$198,229,921
Net deferred loan fees, costs, premiums and discounts	409,055	380,025
Allowance for loan losses	(4,467,946)	(3,902,720)

	$186,892,465	$194,707,226

     An analysis of the allowance for possible loan losses is as follows:

	September 30,		December 31,
	2010	2009	2009
Balance, Beginning	$3,902,720	$2,751,386	$2,751,386
Provision charged to operations	1,370,000	1,165,000	1,852,726
Recoveries	168,387	54,341	116,135
Loans charged off	(973,161)	(602,125)	(817,527)

Balance, Ending	$4,467,946	$3,368,602	$3,902,720

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Loans and Leases Receivable (continued)
     The following is a summary of information pertaining to impaired loans:

	September 30,		December 31,
	2010	2009	2009
Impaired loans without a valuation allowance	$—	$—	$—
Impaired loans with a valuation allowance (1)	5,556,693	1,236,885	935,785

Total impaired loans	$5,556,693	$1,236,885	$935,785

Valuation allowance related to impaired loans	$756,730	$275,430	$235,073

(1)	Some of these loans have government agency guarantees reducing the bank’s exposure by $0 for September 30, 2010, $38,435 at September 30, 2009 and $31,379 for December 31, 2009

	September 30,		December 31,
	2010	2009	2009
Average investment in impaired loans	$3,396,789	$1,231,977	$1,081,427

Interest income recognized on impaired loans	$172,451	$49,571	$56,662

Interest income recognized on a cash basis on impaired loans	$172,451	$49,571	$56,662

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

	September 30,		December 31,
	2010	2009	2009
Foreclosed real estate (other real estate owned)	$942,983	$284,329	$386,500
Impaired loans, not on nonaccrual	5,556,693	654,404	826,658
Nonaccrual loans, impaired (1)	—	582,481	109,127
Nonaccrual loans, not impaired	1,180,830	258,019	1,456,367
Loans past due 90 days or more still accruing interest	—	—	—

Total non-performing assets	$7,680,506	$1,779,233	$2,778,652

(1)	Some of these loans have government agency guarantees reducing the bank’s exposure by $0 at September 30, 2010, $38,435 at September 30, 2009 and $31,379 at December 31, 2009.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4. Time Deposits
     At September 30, 2010, the scheduled maturities of time deposits are as follows:

	Time Deposits	All Time
	$100,000 and Over	Deposits
Within 3 months	$17,106,070	$30,675,356
3 months thru 6 months	23,125,076	37,280,831
6 months thru 12 months	4,875,723	13,932,645
Over 12 months	27,921,069	64,362,497

	$73,027,938	$146,251,329

Note 5. Federal Home Loan Bank Borrowings

	September 30,		December 31,
	2010	2009	2009
Federal Home Loan Bank advances	$—	$10,000,000	$6,400,000
     CNB Bank, Inc. is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh and, as such, can take advantage of the FHLB program for overnight and term advances at published daily rates. At September 30, 2010, the Bank has no long term advances with FHLB. Under the terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying mortgages and US government agencies and mortgage-backed securities. In addition, all of the Bank’s stock in the FHLB is pledged as collateral for such debt. Term advances available under this agreement are limited by available and qualifying collateral and the amount of FHLB stock held by the borrower.
Note 6. Pension Plan
     CNB Bank, Inc. has an obligation under a defined benefit plan covering all eligible employees. See Note 11 “Pension Plan” to our consolidated financial statements in our most recently filed Annual Report on Form 10-K for further information.
     The components of net periodic plan cost charged to operations are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$65,133	$59,100	$195,398	$177,299
Interest cost	86,446	79,062	259,337	237,185
Expected return on plan assets	(86,656)	(81,877)	(259,967)	(245,631)
Amortization of prior service costs	3,086	3,086	9,258	9,258
Recognized net actuarial loss	21,530	18,321	64,592	54,964

Net periodic plan cost	$89,539	$77,692	$268,618	$233,075

     Employer contributions paid during the periods ended September 30, 2010 and 2009 were $304,000 and $477,092, respectively.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Supplemental Retirement Plan
          On January 2, 2004, the Bank entered into a nonqualified supplemental retirement benefit agreement with the President which when fully vested would pay the President or his beneficiary an amount of $30,000 per year for 10 years beginning June 11, 2011, if he retires on or after May 29, 2011. Termination of employment prior to that date other than by reasons of death or disability will result in a reduced benefit. The expense for the nine months ended September 30, 2010 and 2009 was $10,120 and $20,107, respectively.
Note 8. Health Insurance Plan
          Effective January 1, 2005, the Bank changed its health insurance program to a high deductible plan and concurrently established health reimbursement accounts for each employee in the plan. The Bank has committed to fund $750 for each participant in 2010 and 2009. The expense incurred for the health reimbursement accounts for the nine months ended September 30, 2010 and 2009 was $38,531 and $39,938, respectively.
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
          The following describes the valuation techniques used by CNB to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:
     Securities available for sale and certificates of deposit investments
          Securities available for sale and certificates of deposit investments are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. At September 30, 2010 and December 31, 2009, all of CNB’s securities and certificates of deposit investments are considered to be Level 2 investments.

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Fair Value Measurements (continued)
          The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:
Valuation of our Financial Instruments by Fair Value Hierarchy Levels — Recurring Basis

	September 30, 2010
		(In Thousands)
		In Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable Inputs
Description	Total	Assets (Level 1)	(Level 2)	(Level 3)
Assets:
U.S. government agencies and corporations	$4,026	$—	$4,026	$—
Corporate bonds	5,673	—	5,673	—
State and municipal securities	31,851	—	31,851	—
Residential mortgage-backed securities	12,640	—	12,640	—
Collateralized mortgage obligations	17,560	—	17,560	—

	December 31, 2009
		(In Thousands)
		In Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable Inputs
Description	Total	Assets (Level 1)	(Level 2)	(Level 3)
Assets:
U.S. government agencies and corporations	$8,623	$—	$8,623	$—
Corporate bonds	4,812	—	4,812	—
State and municipal securities	32,533	—	32,533	—
Residential mortgage-backed securities	13,416	—	13,416	—
Collateralized mortgage obligtions	12,889	—	12,889	—
Certificates of deposit investments	1,989	—	1,989	—
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
          The following describes the valuation techniques used by CNB to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
     Loans held for sale
          These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Loans held for sale are required to be measured at lower of cost or fair value. Under ASC Topic 820, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At September 30, 2010, CNB did not have any loans held for sale.

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
          Certain assets such as impaired loans are measured at the lower of cost or fair value less the estimated cost to sell. Management believes that the fair value component in its valuation follows the provisions of ASC Topic 820. CNB had no fair value measurement adjustments to impaired loans during the quarter ended September 30, 2010.
     Other Real Estate Owned
          Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. CNB had $3,900 fair value adjustments during the quarter ended September 30, 2010 and $130,800 of fair value adjustments during the year ended December 31, 2009 resulting from the inability to sell a property at its appraised value. We believe that the fair value component in its valuation follows the provisions of ASC Topic 820.
          The following table summarized CNB’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis during the period.
Valuation of our Financial Instruments by Fair Value Hierarchy Levels — Non-recurring Basis

	September 30, 2010
			(In Thousands)
		Quoted Prices In
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs	Recognized Gains
Description	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets:
Impaired loans, net of government agency guarantees and reserve for losses	$4,800	$—	$4,800	$—	$—
Other real estate owned	$943	$—	$943	$—	$(42)

	December 31, 2009
	(In Thousands)
		Quoted Prices In
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs	Recognized Gains
Description	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets:
Impaired loans, net of government agency guarantees and reserve for losses	$669	$—	$669	$—	$—
Other real estate owned	$387	$—	$387	$—	$(149)

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
          The estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash, due from banks and federal funds sold	$7,396,105	$7,396,105	$5,068,118	$5,068,118
Securities available for sale	71,750,052	71,750,052	72,272,665	72,272,665
Loans	186,892,465	183,298,249	194,707,226	191,450,941
Accrued interest receivable	1,331,841	1,331,841	1,334,704	1,334,704
Financial Liabilities:
Demand deposits	$102,265,133	$102,265,133	$103,871,995	$103,871,995
Time deposits	146,251,329	149,763,574	148,419,859	157,634,463
Accrued interest payable	1,021,793	1,021,793	1,170,417	1,170,417
FHLB borrowings	—	—	6,400,000	6,400,000
Off-Balance Sheet
Financial Instruments:
Letters of credit	$—	$250	$—	$—
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

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10. Recently Issued Accounting Standards (continued)
          Accounting Standards Update (ASU) 2009-15 — Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. The ASU amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. The ASU is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. CNB has adopted ASU 2009-15 with no material impact on the consolidated financial statements.
          Accounting Standards Update (ASU) 2010-4 — Accounting for Various Topics — Technical Corrections to SEC Paragraphs. The ASU makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements — subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. CNB has adopted ASU 2010-4 with no material impact on the consolidated financial statements.
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
          Accounting Standards Update (ASU) 2010-20 — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310). ASU 2010-20 was issued in July 2010. This guidance will significantly expand the disclosures that the Company must make about the credit quality of financing receivables and the allowance for credit losses. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures as of the end of the reporting period are effective for CNB’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for CNB’s interim and annual periods

CNB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10. Recently Issued Accounting Standards (continued)
beginning on or after December 15, 2010. The adoption of this update and its impact on CNB’s consolidated financial statements is currently being assessed.
          SEC Release No. 33-9142 — Internal Control Over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers. This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.
          SEC Release No. 33-9144 — Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis. This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010.
Note 11. Subsequent Events
          The Company has evaluated events and transactions subsequent to September 30, 2010 through the date these consolidated financial statements were included in this Form 10-Q and filed with the SEC. Based on the definitions and requirements of Generally Accepted Accounting Principles, we have identified an event that has occurred subsequent to September 30, 2010, that requires recognition or disclosure in the consolidated financial statements. On November 5, 2010, the Company began mailing its definitive Proxy Statement to shareholders of record as of October 15, 2010, soliciting proxies for a Special Meeting of Shareholders on December 9, 2010. The purpose of the Special Meeting is to vote upon a proposal to engage in a corporate reorganization that will allow all those Company shareholders who hold, in the aggregate, less than 150 shares of CNB Common Stock, to exchange those shares for newly created Class A Common Stock shares. Those Company shareholders who hold in the aggregate 150 or more of CNB’s Common Stock shares will continue to hold their existing Common Stock without change. This reorganization is known as a “going private” transaction and will result, if approved, in the Company having less than 300 shareholders owning the Company’s existing Common Stock and less than 500 shareholders owning the newly created Class A Common Stock.

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
          The following discussion and analysis presents the significant changes in financial condition and results of operations of CNB for the three and nine months ended September 30, 2010 and 2009. This discussion may include forward-looking statements based upon management’s expectations. Actual results may differ. We have rounded amounts and percentages used in this discussion and have based all average balances on daily averages.
RECENT LEGISLATION IMPACTING THE FINANCIAL SERVICES INDUSTRY
          On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. Generally, the Dodd-Frank Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:
•	Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, which will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and have broad powers to supervise and enforce consumer protection laws;

•	Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;

•	After a three-year phase-in period which begins January 1, 2013, removes trust preferred securities as a permitted component of a holding company’s tier 1 capital;

•	Requires the Office of the Comptroller of the Currency to seek to make its capital requirements for national banks countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction;

•	Requires financial holding companies to be well-capitalized and well-managed as of July 21, 2011. Bank holding companies and banks must also be both well-capitalized and well-managed in order to acquire banks located outside their domiciled state;

•	Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% and changes in the basis for determining FDIC premiums from deposits to assets;

•	Requires large, publicly traded bank holding companies with assets of $10 billion or more to establish a risk committee responsible for the oversight of enterprise risk management;

•	Provides for new disclosure and other requirements relating to executive compensation and corporate governance. These disclosures and requirements apply to all public companies, not just financial institutions;

•	Permanently increases the $250 thousand limit for federal deposit insurance and increases the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand and provides unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions;

•	Repeals the federal prohibitions on the payment of interest on demand deposits;

•	Amends the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

•	Increases the authority of the Federal Reserve to examine the Bank and its non-bank subsidiaries.
          Uncertainty remains as to the ultimate impact of the Act, which could have a material adverse impact either on the financial services industry as a whole, or on our business, result of operations and financial condition. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek other sources of capital in the future.
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

EARNINGS SUMMARY
          Net income for the three months ended September 30, 2010 was $464,000 or $1.05 per share compared to $614,000 or $1.38 per share for the same period in 2009. Annualized return on average assets and average equity were .6% and 7.0% respectively, for the three months ended September 30, 2010, compared with .9% and 10.1%, respectively, for the three months ended September 30, 2009.
          Net income for the nine months ended September 30, 2010 was $1.3 million or $2.97 per share compared to $1.8 million or $3.94 per share for the same period in 2009. Annualized return on average assets and average equity were .6% and 6.7% respectively, for the nine months ended September 30, 2010, compared with 0.8% and 9.9%, respectively, for the nine months ended September 30, 2009.
          Earnings projections for the remainder of 2010 and into the first half of 2011 are expected to be impacted by the continued slowing in the Bank’s loan demand and poor economic conditions. The Bank is anticipating an additional expense of approximately $450,000 to the provision for loan losses for the remainder of 2010 due to the continued foreclosure activity, increased number of impaired loans and loans with weaknesses. Another significant factor affecting net income through 2012 is the increased expenses related to the FDIC insurance regular assessment. The Federal Reserve amended Regulation E to require financial institutions to obtain a specific opt-in consent from customers in order for the institution to be able to pay into overdraft and charge an overdraft fee whenever a customer’s ATM transactions and one-time debit card transactions, such as point-of-sale transactions, cause an account to go into overdraft. This amendment will have an impact on the bank’s overdraft fee income for 2010 and in the future. The passage of the interchange act by Congress in July 2010 will have an impact on the bank’s ATM and debit card interchange fee income in 2010 and in the future.
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
          Net interest income for the three months ended September 30, 2010 decreased by $7,000 or .3% over the same period in 2009. Interest income for the three months ended September 30, 2010 decreased by $191,000 or 4.9% compared to the same period in 2009, while interest expense decreased by $184,000 or 13.6% during the three months ended September 30, 2010, as compared to the same period in the prior year.
          Net interest income for the nine months ended September 30, 2010 decreased by $143,000 or 1.9% over the same period in 2009. Interest income for the nine months ended September 30, 2010 decreased by $558,000 or 4.7% compared to the same period in 2009, while interest expense decreased by $415,000 or 10.3% during the nine months ended September 30, 2010, as compared to the same period in the prior year.
          During the third quarter of 2010, the average balance of interest bearing liabilities, net of the average balance of borrowings, increased while the average balance of interest earning assets decreased. Due to the increase in the average balance of interest bearing liabilities, net of borrowings, the interest expense paid on the liabilities net of borrowings decreased at a slower pace than the interest earned on the assets resulting in a slight decrease in net interest income for the three month period ending September 30, 2010. The 29 basis point decrease in rates paid on average interest bearing liabilities offset by the 22 basis point decrease in rates earned on average interest earning assets contributed to the 7 basis point increase in the net interest margin along with the 4 basis point increase in the ratio of net interest income to average interest earning assets.
          During the nine months ended September 30, 2010 compared to the same period in 2009, average net interest earning assets increased $4.0 million or 1.5% whereas average net interest bearing liabilities decreased $710,000 or .3% resulting in a decrease in net interest income and a decreased net interest margin. The 33 basis point decrease in rates earned on average interest earning assets offset by a 26 basis point decrease in interest paid on average interest bearing liabilities contributed to the decrease in the net interest margin of 7 basis points while the ratio of net interest income to average interest earning assets decreased 11 basis points.
          Although the third quarter of 2010 compared to the same period in 2009 experienced decreases of $2.2 million in the average balance of interest earning assets and $5.6 million in the average balance of interest bearing liabilities, the nine month period ending September 30, 2010 compared to the same period in 2009, reflected an increase of $4.0 million in the average balance of interest earning assets and a small decrease of $710,000 in the average balance of interest bearing liabilities. The decrease in the average balance of interest earning assets is fueled by the continued decrease in the average balance of loans offset by higher balances in investment securities. The reason for the decrease in the average balance on loans was due to the continued slow housing market and the overall lower loan demand. The decrease in the yield earned on the interest earning assets is reflective of the shift to lower yielding assets and the decrease in some rates earned on these assets. These factors impacted the 22 and 33 basis point decreases in the average interest earned on these assets for the three and nine month periods ending September 30, 2010.
          Although CNB experienced a decrease in the average balance of interest bearing liabilities for the three and nine month period ending September 30, 2010 compared to the same period in 2009, each interest bearing deposit category, except money market accounts, has shown growth in aggregate of $3.2 million and $10.0 million, respectively during the three and nine month periods ending September 30, 2010 compared to the same periods in 2009. The decrease in the average balance of borrowings of $8.7 million and $10.7 million, respectively overshadowed the increases in the deposits. The full impact of the increase in average interest bearing deposit accounts was reduced by the decreased average balance of borrowings the bank held during this same period. During the aforementioned time frames, the Bank has also experienced lower rates paid on these interest bearing liabilities. These factors impacted the 29 and 26 basis point decrease in the average interest paid on these liabilities for the three and nine month periods ending September 30, 2010.
          See Table 1 and Table 2 — Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential.
          The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest bearing liabilities.

TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

	SEPTEMBER 30, 2010			SEPTEMBER 30, 2009
	QTR AVERAGE			QTR AVERAGE
	BALANCE	QTR INTEREST	YIELD/ RATE(4)	BALANCE	QTR INTEREST	YIELD/ RATE(4)
			(IN THOUSANDS OF DOLLARS)
Interest earning assets:
Federal funds sold	$930	$—	0.19%	$5,645	$3	0.16%
Certificates of deposit	—	—	—	3,599	6	0.67
Securities:
Taxable	48,958	493	4.03	40,921	496	4.85
Tax-exempt (1)	25,699	217	5.12	21,032	168	4.84
Loans (net of unearned interest) (2)(5)(6)	192,539	2,952	6.13	199,166	3,168	6.36

Total interest earning assets (1)	$268,126	$3,662	5.46%	$270,363	$3,841	5.68%

Nonearning assets:
Cash and due from banks	$4,304			$6,085
Bank premises and equipment, net	5,431			5,681
Other assets	7,061			6,496
Allowance for loan losses	(4,541)			(3,235)

Total assets	$280,381			$285,390

Interest bearing liabilities:
Savings deposits	$26,595	$7	0.11%	$25,110	$6	0.10%
Time deposits	145,383	1,134	3.12	143,461	1,245	3.47
NOW accounts	23,061	22	0.38	21,893	25	0.46
Money market accounts	11,444	4	0.14	12,833	5	0.16
Borrowings	1,287	2	0.62	10,023	73	2.91

Total interest bearing liabilities	$207,770	$1,169	2.25%	$213,320	$1,354	2.54%

Noninterest bearing liabilities:
Demand deposits	$40,962			$41,993
Other liabilities	5,062			5,752
Shareholders’ equity	26,587			24,325

Total liabilities and shareholders’ equity	$280,381			$285,390

Net interest income (1)		$2,493			$2,487

Net interest spread (3)			3.21%			3.14%

Net interest income to average interest earning assets (1)			3.72%			3.68%

(1)	Yields are expressed on a tax equivalent basis using a 34% tax rate.

(2)	For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.

(3)	Net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Yields/Rates are expressed on an annualized basis.

(5)	Interest income on loans excludes fees of $45,876 in 2010 and $59,168 in 2009.

(6)	Interest income on loans includes fees of $17,307 in 2010 and $19,666 in 2009 from student loans and lease receivables.

TABLE 2. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

	SEPTEMBER 30, 2010			SEPTEMBER 30, 2009
	YTD AVERAGE			YTD AVERAGE
	BALANCE	YTD INTEREST	YIELD/ RATE(4)	BALANCE	YTD INTEREST	YIELD/ RATE(4)
			(IN THOUSANDS OF DOLLARS)
Interest earning assets:
Federal funds sold	$739	$1	0.17%	$2,291	$3	0.17%
Certificates of deposit	876	2	0.30	2,371	14	0.79
Securities:
Taxable	46,975	1,479	4.20	42,539	1,566	4.91
Tax-exempt (1)	28,182	702	5.03	19,074	485	5.14
Loans (net of unearned interest) (2)(5)(6)	194,636	8,900	6.10	201,142	9,529	6.32

Total interest earning assets (1)	$271,408	$11,084	5.45%	$267,417	$11,597	5.78%

Nonearning assets:
Cash and due from banks	$4,270			$5,950
Bank premises and equipment, net	5,468			5,749
Other assets	7,192			6,613
Allowance for loan losses	(4,291)			(3,044)

Total assets	$284,047			$282,685

Interest bearing liabilities:
Savings deposits	$26,200	$19	0.10%	$24,667	$23	0.12%
Time deposits	147,177	3,493	3.16	138,672	3,693	3.55
NOW accounts	23,367	73	0.42	21,629	74	0.46
Money market accounts	11,092	13	0.16	12,894	19	0.20
Borrowings	2,947	29	1.31	13,631	234	2.29

Total interest bearing liabilities	$210,783	$3,627	2.29%	$211,493	$4,043	2.55%

Noninterest bearing liabilities:
Demand deposits	$42,220			$41,837
Other liabilities	4,965			5,563
Shareholders’ equity	26,079			23,792

Total liabilities and shareholders’ equity	$284,047			$282,685

Net interest income (1)		$7,457			$7,554

Net interest spread (3)			3.16%			3.23%

Net interest income to average interest earning assets (1)			3.66%			3.77%

(1)	Yields are expressed on a tax equivalent basis using a 34% tax rate.

(2)	For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.

(3)	Net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Yields/Rates are expressed on an annualized basis.

(5)	Interest income on loans excludes fees of $128,185 in 2010 and $172,671 in 2009.

(6)	Interest income on loans includes fees of $50,716 in 2010 and $67,704 in 2009 from student loans and lease receivables.

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
     The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision for loan losses for the three months ended September 30, 2010 and September 30, 2009 amounted to $460,000 and $400,000, respectively. The provision for loan losses for the nine months ended September 30, 2010 and September 30, 2009 amounted to $1.4 million and $1.2 million, respectively. Nonperforming assets have increased from   .6% of total assets as of September 30, 2009 to 2.8% of total assets as of September 30, 2010 and foreclosure activity remains constant while past due loans have increased from 3.5% of total loans as of September 30, 2009 to 6.5% of total loans as of September 30, 2010. Management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources. In addition, federal regulators may require an adjustment to the reserves as a result of their examination of the Bank. See “Nonperforming Assets and Allowance for Loan Losses” for further discussion.
NONINTEREST INCOME
     Noninterest income for the three months ended September 30, 2010 increased $126,000 or 24.8% to $634,000 from $508,000. Noninterest income for the nine months ended September 30, 2010 increased $174,000 or 11.2% to $1.7 million. The increase in noninterest income for the three months ended September 30, 2010 is mainly a result of larger gains recorded in the third quarter 2010 as compared to the same time frame in 2009 on sales and calls of securities. During the third quarter 2010 an additional provision of $3,900 for losses on other real estate owned was assessed. This compares to a provision of $35,000 in the third quarter 2009. Smaller losses were recognized on sales of other real estate owned during the third quarter of 2010 compared to the same time frame in 2009. These increases were offset by decreases in overdraft account fees. The decrease in fees related to overdrafts is a result of the amendment to Regulation E which was effective during the third quarter of 2010. This amendment deals with the specific opt-in consent from customers in order for the bank to be able to pay into overdraft and charge an overdraft fee whenever a customer’s ATM transactions and one-time debit card transactions, such as point-of-sale transactions, cause an account to go into overdraft. Without this opt-in consent, overdrafts caused by debit card transactions will not occur which in turn has caused overdraft fees to decline. Another reason overdraft fees have declined is the bank’s customer base remaining much more aware of the status of their deposit accounts and proactive in keeping these accounts in a satisfactory condition.
     The increase in noninterest income for the nine months ended September 30, 2010 is related to the aforementioned factors along with increases in the following areas, debit card fee income, ATM fee income, trust income and lockbox income. The increase in debit card and ATM fee income is a direct result of an increase in the interchange rates for the bank’s ATM/debit card network provider along with increased usage by our customers. While the balance of trust assets declined during the time frame by $3.0 million or 8.4%, the average balance of trust assets increased $1.7 million or 5.1% causing trust fee income to increase $6,000 during the nine months ending September 30, 2010. In the fourth quarter of 2009, the bank began offering a lockbox service to our commercial customers which has generated $14,000 in the first nine months of 2010.
     Offsetting these gains were decreases caused by income from the title company which dissolved on August 31, 2009 and the death benefit received from the death of one of the Bank’s Board of Directors in February 2009.
NONINTEREST EXPENSES
     Noninterest expenses for the three months ended September 30, 2010, increased $369,000 or 20.0% and for the nine months ended September 30, 2010, increased $761,000 or 13.4%. The most significant factor leading to the increase in noninterest expenses for the three and nine month periods ending September 30, 2010 is the increased FDIC assessment. The three year prepayment of the FDIC assessment was payable on December 31, 2009 and totaled $1.5 million. The assessment expense for the first nine months of 2010 was $416,000 compared to $292,000 during the first nine months of 2009.
     Salaries increased by $47,000 for the three months ending September 30, 2010 and $177,000 for the nine months ending September 30, 2010 due to normal merit increases and a decrease in the deferred loan costs offset by a decrease of four in the number of full time equivalent employees employed. These deferred costs are based on loan volumes and during the first nine months of 2010 the loan demand remained soft. Consumers are concentrated on decreasing their current debt instead of taking on more debt. Employee benefits increased during these same time periods primarily due to an increase in the pension plan expense and the post retirement expense. During the nine months ended September 30, 2010, these expenses were offset by decreases in the 401k expense and the supplemental non qualified retirement benefit plan expense. The 401k expense is down due to the expected decrease in employer contributions for 2010 compared to 2009.

     The increase of $61,000 in other occupancy expense for the three months and $122,000 for the nine months ended September 30, 2010 are mainly due to painting, minor building repairs at the bank’s facilities and during the first quarter of 2010, the cost of snow removal at all six bank locations in the Eastern Panhandle of West Virginia and in Hancock, Maryland.
     The decrease of $33,000 in furniture and equipment expense for the three months and $39,000 for the nine months ended September 30, 2010 are primarily due to decreased depreciation expense due to some furniture, equipment and computer hardware becoming fully depreciated during this time period.
     The increase of $271,000 in other operating expenses for the three months and $466,000 for the nine months ended September 30, 2010, are due to increases in the Bank’s FDIC assessment fee, data processing expenses, legal fees and debit card losses offset by decreases in marketing expense, stationery, supplies and printing and 75th anniversary expenses. The three year prepayment of the FDIC assessment was payable on December 31, 2009 and totaled $1.5 million. The assessment expense for the first nine months of 2010 was $416,000 compared to $292,000 for the first nine months of 2009. Data processing expense increased due to the expenses related to the monthly outsourcing charges of the Bank’s data processing system. The increase in legal fees relates to the bank’s ongoing process of reclassification of the common stock. The increase in debit card losses, which primarily happened in the third quarter 2010, relates to a sudden increase in unauthorized fraudulent charges. Beginning in 2009, the bank scaled back its newspaper advertising along with basically all of its marketing expenditures and the trend has continued in 2010. The bank continues to be in a cost cutting mode and continues to reduce non essential expenses to a minimum.
INCOME TAXES
     The bank’s provision for income taxes decreased $161,000 or 82.8% to $33,000 for the three months ended September 30, 2010 and decreased $489,000 or 73.6% to $175,000 for the nine months ended September 30,2 010. The effective tax rates for the third quarter of 2010 and 2009 were 6.7% and 24.0%, respectively. The effective tax rates for the nine months ended September 30, 2010 and 2009, were 11.8% and 27.4%, respectively. The effective tax rates for the quarter and nine months ending September 30, 2010 are lower due in part to a continued increase in tax exempt interest income and a reduction in tax liability related to the bank’s life insurance compounded by CNB’s significantly lower pre-tax net income. The bank’s income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain investment securities and loans, and non-deductible expenses, such as life insurance premiums.
FINANCIAL CONDITION
     The bank’s total assets as of September 30, 2010 decreased $8.2 million or 2.8% to $281.3 million from December 31, 2009 due primarily to a $7.8 million decrease in loans, a $1.5 million decrease in cash and due from banks, a $2.0 million decrease in certificates of deposit investments, a $523,000 decrease in investments and a $456,000 decrease in other assets offset by a $3.8 million increase in federal funds sold and a $556,000 increase in foreclosed real estate. The Bank’s total liabilities decreased $10.2 million or 3.9% to $253.7 million from December 31, 2009 due to a $6.4 million decrease in borrowings and a $3.8 million decrease in deposits. Shareholders’ equity increased $2.0 million to $27.6 million at September 30, 2010, due to net income of $1.3 million and a $995,000 increase in accumulated other comprehensive income offset by stock repurchases of $113,000 and cash dividends paid of $234,000. The $995,000 increase in accumulated other comprehensive income is a direct result of the increase in market value of available for sale securities. The components of accumulated other comprehensive income at September 30, 2010 and December 31, 2009, were unrealized gains and losses on available for sale securities, net of deferred income taxes and unrecognized pension costs, net of deferred income taxes. The unrealized gains and losses are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results unless the securities are actually sold.
     During the third quarter 2007, the Bank instituted a stock repurchase program to repurchase issued shares of common stock of CNB Financial Services, Inc. Through this program as of September 30, 2010, the Bank has repurchased 16,700 shares of CNB Financial Services, Inc. common stock reducing shareholders’ equity by $937,898.

LOAN PORTFOLIO
     At September 30, 2010, total loans decreased $7.8 million or 4.0% to $186.9 million from $194.7 million at December 31, 2009. All loan categories showed decreases during the first nine months of 2010. In general, several reasons have caused this continued decline in the loan demand. The overall economy and the financial uncertainty surrounding it along with unemployment have increased while housing prices have declined. Customers continue to concentrate on paying off their debt instead of borrowing additional funds. During this unstable economy, the bank continues to tighten its credit standards and is performing more rigorous underwriting standards. Although the bank’s lending officers continue to be proactive in their marketing effort in the bank’s lending area, the uncertainty of the current financial position of prospective bank customers has caused a reduction in the officer calls made to prospective clients during the first nine months of 2010.
     During the first nine months of 2010, real estate loans outstanding decreased by $4.9 million. Beyond the factors already explained, another factor impacting the decrease was CNB originated and sold $1.8 million of loans to secondary market investors. CNB began selling all fixed rate mortgage loans to secondary market investors in January 2007. An additional factor impacting the decrease in real estate loans were the foreclosures of ten loans during the first nine months of 2010.
NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES
     Nonperforming assets consist of nonaccrual loans, loans which are past due 90 days or more and still accruing interest, impaired loans and foreclosed real estate. The following table summarized the Bank’s nonperforming assets as of the periods shown:

	September 30,		December 31,
	2010	2009	2009
Impaired loans, not on nonaccrual	5,556,693	654,404	826,658
Nonaccrual loans, impaired (1)	—	582,481	109,127
Nonaccrual loans, not impaired	1,180,830	258,019	1,456,367
Loans past due 90 days or more still accruing interest	—	—	—

Total non-performing loans	$6,737,523	$1,494,904	$2,392,152

Foreclosed real estate (other real estate owned)	$942,983	$284,329	$386,500

Total nonperforming assets	$7,680,506	$1,779,233	$2,778,652

Nonperforming loans/Total loans	3.61%	0.77%	1.23%
Nonperforming assets/Total assets	2.73%	0.61%	0.96%
Allowance for loan losses/Total loans	2.39%	1.73%	2.00%

(1)	Some of these loans have government agency guarantees reducing the bank’s exposure by $0 at September 30, 2010, $38,435 at September 30, 2009 and $31,379 at December 31, 2009.
     As of September 30, 2010, there are thirteen loans considered to be impaired with a balance of $5.6 million (net of government agency guarantees) and a specific allowance of $125,000. As of September 30, 2010, management is aware of forty borrowers who have exhibited weaknesses. Their loans have aggregate uninsured balances of $9.5 million. A specific allowance of $798,000 related to these loans has been established as part of the allowance for loan losses. The Bank continues to experience additional foreclosures in its mortgage loan portfolio. Although the Bank’s mortgage loan portfolio is well secured, if the Bank needs to go to foreclosure on a property, the value of the property may possibly be less than the current appraised value considering the current real estate market. In turn, the Bank may begin to see future write downs on foreclosed properties.
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
     The unallocated portion of the allowance for loan losses represents the results of analyses that measure probable losses inherent in the portfolio that are not adequately captured in the allocated allowance analyses. These analyses include consideration of unidentified losses inherent in the portfolio resulting from changing underwriting criteria, changes in the types and mix of loans originated, industry concentrations and evaluations, allowance levels relative to selected overall credit criteria and other economic indicators used to estimate probable incurred losses. During the third quarter, the Bank considered the general economic conditions in its market area and the significant slowdown in the residential housing market. At September 30, 2010, the Bank had outstanding loans for the development of residential property including loans for spec homes and subdivisions totaling $13.6 million with an additional undisbursed commitment of $1.6 million. At September 30, 2010 and December 31, 2009, the allowance for loan losses totaled $4.5 million and $3.9 million, respectively. The allowance for loan losses as a percentage of loans was 2.4% as of September 30, 2010 and 2.0% as of December 31, 2009.
     An analysis of the allowance for loan losses is summarized below:

	September 30,		December 31,
	2010		2009
		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
In thousands	Amount	Total Loans	Amount	Total Loans
Commercial, financial and agriculture	$1,743	24%	$1,428	26%
Real estate — residential mortgage	1,295	65	1,613	66
Installment and other	287	8	483	8
Impaired loans	757	3	235	—
Unallocated	386	N/A	144	N/A

Total	$4,468	100%	$3,903	100%

DEPOSITS
     The Bank’s deposits decreased $3.8 million during the nine months ended September 30, 2010. This decrease was reflected in non-interest bearing demand deposits and certificates of deposit accounts. The decrease in non-interest bearing demand accounts is completely attributable to the decrease in balances held by one large commercial customer. This decrease was stabilized by the continued volume of new account activity the bank has experienced. The shift from certificates of deposit accounts to interest bearing demand and savings accounts is due to the increased number of IRA and certificate of deposit withdrawals by customers needing immediate accessibility to their cash. Another factor in the decrease of certificates of deposit accounts is a shift to certificates of deposit over $100,000. The increase in interest bearing demand account balances and savings account balances is from customers wanting immediate liquidity of their funds, when needed. Although certificates of deposit accounts over $100,000 only increased $46,000, these accounts actually showed growth of $5.5 million during the first nine months of 2010 due to the fact that during this time frame, the bank experienced the maturity of $5.5 million in certificate of deposit funds from the State of WV Treasurer’s office. These certificates of deposit carried interest rates of .18 and .351%.
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
CAPITAL RESOURCES
     Shareholders’ equity increased $2.0 million or 7.7% during the first nine months of 2010 due to $1.3 million in net income and a $995,000 increase in accumulated other comprehensive income offset by stock repurchases of $113,000 and cash dividends paid of $234,000.

     During the third quarter 2007, the Bank instituted a stock repurchase program to repurchase issued shares of common stock of CNB Financial Services, Inc. Through this program as of September 30, 2010, the Bank has repurchased 16,700 shares of CNB Financial Services, Inc. common stock reducing shareholders’ equity by $937,898.
     The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under each measure, the Bank was substantially in excess of the minimum regulatory requirements, and, by definition was “well capitalized” at September 30, 2010. The following table summarizes, as of September 30, 2010, the Bank’s capital ratios.

	Components	Actual	Required
	of Capital	Ratio	Ratio
Tier 1 Capital	$26,831	9.6%	4.0%
Total Risk Based Capital	$28,967	17.2%	8.0%
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
     The objective of the Bank’s liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of the Bank’s liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold which totaled $75.6 million, or 26.9% of total assets at September 30, 2010. In addition, liquidity may be generated through loan repayments, FHLB borrowings and over $6.5 million of available borrowing arrangements with correspondent banks. At September 30, 2010, management considered the Bank’s ability to satisfy its anticipated liquidity needs over the next twelve months. Management believes that the Bank is well positioned and has ample liquidity to satisfy these needs. The Bank generated $3.1 million of cash from operations in the first nine months of 2010, which compares to $3.0 million during the same time period in 2009. Additional cash of $6.0 million was provided by net investing activities through September 30, 2010, which compares to $10.7 million used in net investing activities for the first nine months of 2009. Net cash used in financing activities totaled $10.5 million during the first nine months of 2010, which compares to $6.8 million provided by financing activities during the same time period in 2009. Details on both the sources and uses of cash are presented in the Consolidated Statements of Cash Flows contained in the financial statements.
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
     The Bank’s base-line scenario holds the prime rate constant at 3.25 percent through September 2011. Based on the October 2010 outlook, if interest rates increased or decreased by 200 basis points, the model indicates that net interest income during the policy measurement period would be affected by less than 10 percent, in both an increasing and decreasing interest rate scenario.

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
     There have been no changes in the Company’s internal controls over financial reporting in the fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

	Total Number		Total Number of Shares Purchased	Maximum Number of Shares
	of Shares	Average Price	as Part of Publicly Announced	that may yet be purchased under
Period	Purchased	Paid per Share	Plans or Programs	the Plans or Programs
Beginning balance
June 30, 2010			16,700	29,105

July 1, 2010
July 31, 2010	—	$—	—	29,105

August 1, 2010
August 31, 2010	—	$—	—	29,105

September 1, 2010
September 30, 2010	—	$—	—	29,105

Total	—		16,700

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
Item 4.	Removed and Reserved.
Item 5.	Other Information

On November 5, 2010, the Company began mailing its definitive Proxy Statement to shareholders of record as of October 15, 2010, soliciting proxies for a Special Meeting of Shareholders on December 9, 2010. The purpose of the Special Meeting is to vote upon a proposal to engage in a corporate reorganization that will allow all those Company shareholders who hold, in the aggregate, less than 150 shares of CNB Common Stock, to exchange those shares for newly created Class A Common Stock shares. Those Company shareholders who hold in the aggregate 150 or more of CNB’s Common Stock shares will continue to hold their existing Common Stock without change. This reorganization is known as a “going private” transaction and will result, if approved, in the Company having less than 300 shareholders owning the Company’s existing Common Stock and less than 500 shareholders owning the newly created Class A Common Stock.
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

CNB Financial Services, Inc. (Registrant)
Date November 12, 2010	/s/ Thomas F. Rokisky, President/CEO

Date November 12, 2010	/s/ Rebecca S. Stotler, Senior Vice President/CFO